Form 10-Q
period 1995-06-30
BELMAC CORP /FL/
filed 1995-08-14
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

 (Mark One)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1995

                                   OR

   ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to


         Commission File Number  1-10581



                        BELMAC CORPORATION
       (Exact name of registrant as specified in its charter)


         FLORIDA                                   No. 59-1513162
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation  or organization)               Identification No.)


     4830 W. Kennedy Blvd., Suite 550, Tampa, FL               33609
     (Address of principal executive offices)                (Zip Code)

  Registrant's telephone number, including area code:    (813) 286-4401

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES   X               NO


  The number of shares of the Registrant's common stock outstanding as of August 11, 1995 was 2,978,158, adjusted for the one for ten reverse split effected on July 25, 1995.

                                          BELMAC CORPORATION

                             FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995

                                                 INDEX

  Part I.  FINANCIAL INFORMATION                                          PAGE

           Item 1.     Consolidated Financial Statements:

                       Consolidated Balance Sheets as of June 30, 1995
                       (unaudited) and December 31, 1994                    3

                       Consolidated Statements of Operations (unaudited)
                       for the three months ended June 30, 1995
                       and 1994, and the six months ended
                       June 30, 1995 and 1994                               4

                       Consolidated Statement of Changes in Common
                       Stockholders' Equity (unaudited) for the
                       six months ended June 30, 1995                       5

                       Consolidated Statements of Cash Flows
                       (unaudited) for the six months ended
                       June 30, 1995 and 1994                               6

                       Notes to Consolidated Financial Statements (unaudited)  8


           Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                          11


 Part II.  OTHER INFORMATION                                               15

                                 BELMAC  CORPORATION
                            CONSOLIDATED  BALANCE  SHEETS

                                          (Unaudited)
 (In thousands except per share data)          June 30,    December 31,
                                                 1995          1994
 ASSETS

 Current assets:
  Cash and cash equivalents                      $745        $1,321
  Investments available for sale                    1           215
  Receivables                                   8,300         7,609
  Inventories                                   1,426         1,247
  Prepaid expenses and other                      506           296
   Total current assets                        10,978        10,688
 Fixed assets, net                              3,944         3,618
 Drug licenses and related
  costs, net                                    1,010           968
 Other non-current assets, net                    992         1,058

                                              $16,924       $16,332

 LIABILITIES  AND  STOCKHOLDERS'  EQUITY

 Current liabilities:
  Accounts payable                             $5,524        $5,374
  Accrued expenses                              2,099         2,282
  Short term debt                               1,485           724
  Deferred revenue                                  0           380
    Total current liabilities                   9,108         8,760
 Non-current liabilities                          296           336

 Commitments and Contingencies

 Redeemable preferred stock, Series A,
  $1.00 par value, authorized 2,000 shares,
  issued and outstanding, 70 shares             2,334         2,256

 Common Stockholders' Equity:
  Common stock, $.02 par value,
   authorized 50,000 shares, issued
   and outstanding, 29,782 and 29,773             596           596
  Stock purchase warrants (to
   purchase 5,265 and 4,765 shares
   of common stock)
  Paid-in capital in excess of
   par value                                   68,101        68,957
  Stock subscriptions receivable                 (105)       (1,550)
  Accumulated deficit                          (62,899)     (61,922)
  Cumulative foreign currency
   translation adjustment                         (507)      (1,101)

                                                 5,186        4,980
                                               $16,924      $16,332

 The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                          BELMAC  CORPORATION
                               CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                              (Unaudited)

(In thousands except in per share data)

                                       For the Three     For the Six
                                       Months Ended      Months Ended
                                         June 30,          June 30,
                                1995        1994        1995        1994

 Sales                         $7,868      $6,774      $15,707     $13,437
 Cost of sales                  6,288       5,465       12,670      10,886

   Gross margin                 1,580       1,309       3,037       2,551

 Operating expenses:
   Selling, general              2,253       2,102       3,849       4,675
    and administrative
   Research and development        104         174         247         418
   Depreciation and amortization   130         133         268         254

     Total operating expenses    2,487       2,409       4,364       5,347

   Loss from operations           (907)     (1,100)     (1,327)     (2,796)

 Other (income) expenses:
    Interest expense                61          50         126          87
    Interest income                 (1)        (23)         (1)        (35)
    Other                         (110)        (60)       (475)       (105)

   Net loss                      ($857)    ($1,067)      ($977)    ($2,743)

  Net loss per common share     ($0.03)     ($0.05)     ($0.04)     ($0.13)

  Weighted average common       29,781      22,260      29,777      21,560
   shares outstanding



 The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                              BELMAC CORPORATION
         CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                               (Unaudited)


 (In thousands except per share data)

             $.02 Par Value    Additional                 Other
              Common Stock      Paid-in   Accumulated     Equity
             Shares   Amount    Capital     Deficit     Transactions    Total

 Balance at  29,773   $596     $68,957   ($61,922)       ($2,651)       $4,980
  December
  31, 1994

 Stock            0      0           0           0           562           562
  subscription
  received

 Stock            0      0        (763)          0           883           120
  subscription
  revaluation/
  adjustment

 Common           9      0           3           0           0               3
  stock issued
  as compensation

 Accrual of       0      0         (78)          0           0             (78)
  dividends -
  preferred stock

 Miscellaneous    0      0         (18)          0           0             (18)

 Foreign currency 0      0           0           0         594             594
  translation
  adjustment

 Net loss         0      0           0        (977)          0            (977)

 Balance     29,782   $596     $68,101    ($62,899)      ($612)         $5,186
  at June 30,
  1995


 The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                          BELMAC  CORPORATION
                               CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                              (Unaudited)


                                                      For the Six
 (In thousands)                                       Months Ended
                                                         June 30,
                                                  1995              1994

 Cash flows from operating activities:
  Net loss                                       ($977)            ($2,743)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation & amortization                    268                 254
    Gain on sale of Belmacina  trademark          (380)                  0
    Other non-cash items                           105                 129
  (Increase) decrease in assets and
   increase (decrease) in liabilities:
    Receivables                                   (712)               (234)
    Inventories                                    (59)               (386)
    Prepaid expenses                              (171)                (13)
    Other assets                                    58                  49
    Accounts payable and accrued expenses         (196)              1,006

 Net cash used in operating activities          (2,064)             (1,938)

 Cash flows from investing activities:
  Proceeds from sale of investments                214                 741
  Net change in fixed assets                      (253)                  0
  Investment in partnership                        (13)               (464)
  Proceeds from sale of Belmacina                  760                   0
  Repayment to Evans                                 0                (793)

 Net cash provided by (used in) investing
  activities                                       708                (516)


 The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                  BELMAC  CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                     (Unaudited)

                                                      For the Six
 (In thousands)                                       Months Ended
                                                        June 30,
                                                 1995              1994

 Cash flows from financing activities:
  Net increase (decrease) in debt                $651              ($121)
  Proceeds from private placement                   0              1,152
   of common stock
  Offering costs of private placement             (31)              (164)
  Collection of stock subscription receivable     562                457
  Proceeds from conversion of stock warrants        0                 34
  Payments on capital leases                      (17)               (37)

 Net cash provided by financing activities      1,165              1,321

 Effect of exchange rate changes on cash         (385)               323

 Net decrease in cash and cash equivalents       (576)              (810)

 Cash and cash equivalents at                   1,321              1,552
  beginning of period

 Cash and cash equivalents at end of period      $745               $742


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 The Registrant paid cash during the period
  for (in thousands):
                  Interest                      $ 128              $ 119
                  Taxes                         $   6              $   6

 SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

 The Registrant has issued Common Stock in
 exchange for services as follows (in thousands):
                Shares issued                       9                 70
                Amount                        $     3              $ 146


 The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                  BELMAC CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)




 BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:

  The consolidated financial statements of Belmac Corporation (the "Registrant"), at June 30, 1995 and 1994 included herein, have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

  The consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries: Belmac Healthcare Corporation and its wholly owned subsidiary - Belmac Hygiene, Inc., Belmac Health Corp., B.O.G International Finance, Inc., Belmac Jamaica, Ltd., Chimos/LBF S.A. and its wholly owned subsidiary - Laboratorios Belmac S.A., and Belmac Holdings, Inc. and its wholly owned subsidiary - Belmac A.I., Inc. All significant intercompany balances have been eliminated in consolidation. The financial position and results of operations of the Registrant's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against Common Stockholders' Equity. Foreign currency transaction gains and losses arising from cash transactions are credited to or charged against current earnings.

  In the opinion of management, the accompanying unaudited consolidated financial statements at June 30, 1995 and 1994 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1994 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Registrant's financial position as of June 30, 1995, the results of its operations and its cash flows for the six months ended June 30, 1995 and 1994.

  The results of operations for the six months ended June 30, 1995 should not be considered indicative of the results to be expected for the year.

 INVENTORIES:

  Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):

                                                 June 30,   December 31,
                                                   1995       1994

  Raw Materials                                   $275         $149

  Work in Process                                    4            3

  Finished Goods                                 1,147        1,095


  Total                                         $1,426       $1,247


 STOCK SUBSCRIPTIONS RECEIVABLE:

  Marc S. Ayers, the Registrant's former Chief Financial Officer exercised options to purchase 65,000 shares of the Registrant's Common Stock in 1991 through the issuance of promissory notes aggregating $412,000, which provided for interest on the outstanding balance at the rate of 8.5% per annum. The Registrant accrued interest on such notes and reflected the principal and interest due as a stock subscription receivable in the Common Stockholder's Equity section of the Consolidated Balance Sheets. The Registrant fully reserved for such amounts as of June 30, 1995 after a jury returned a verdict cancelling the notes and related interest (See "Item 1. Legal Proceedings").

 NET LOSS PER COMMON SHARE:

  Primary loss per common share is computed by dividing the net loss (less accretion of discount and accrued dividends on redeemable preferred stock) by the weighted average number of shares of Common Stock outstanding during each period. Common Stock equivalents were not included in the calculation of primary loss per share as they were determined to be antidilutive.

  The Registrant effected a one for ten reverse stock split of its Common Stock on July 25, 1995 as a result of an amendment to its Articles of Incorporation which was approved by the Stockholders at the Registrant's Annual Stockholders Meeting held on June 9, 1995. If such reverse stock split had been effective throughout the periods presented in the Registrant's accompanying Consolidated Statements of Operations, the net loss per common share and weighted average common shares outstanding would have been as follows:

  (In thousands except per share data)

                                        For the Three            For the Six
                                        Months Ended             Months Ended
                                          June 30,                 June 30,
                                     1995        1994        1995         1994

  Net Loss                          ($857)     ($1,067)     ($977)     ($2,743)

  Net Loss Per Common Share         ($.30)       ($.50)     ($.35)     ($1.31)

  Weighted Average Common
   Shares Outstanding               2,978        2,226      2,978        2,156


 RECLASSIFICATIONS:

  Certain  prior  period  amounts  have  been  reclassified  to conform with the
  current  period's  presentation  format.    These  reclassifications  are  not
  material to the consolidated financial statements.

                                    BELMAC CORPORATION
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS:

 Three Months Ended June 30, 1995 versus Three Months Ended June 30, 1994

  The Registrant reported revenues of $7,868,000 and a net loss of $857,000 or $.03 per share for the three months ended June 30, 1995 compared to revenues of $6,774,000 and a net loss of $1,067,000 or $.05 per share for the same period in the prior year.

  The 16% increase in revenues is primarily attributable to an increase in sales by the Registrant's French subsidiary, Chimos/LBF S.A., which distributes specialty pharmaceutical products and fine chemicals in France. Gross margins for the quarter ended June 30, 1995 remained relatively consistent when compared to the comparable period of the prior year. The Registrant's distribution operations in France (Chimos/LBF S.A.) generate relatively low gross margins as opposed to the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., which is experiencing substantially higher margins.

  Selling, general and administrative expenses were $2,253,000 for the three months ended June 30, 1995 compared to $2,102,000 for the same period in the prior year. The 7% increase is primarily attributable to costs incurred to streamline its Spanish operations, including costs related to relocating its Madrid operations to less expensive facilities and severance costs resulting from reduction of its administrative work force. While resulting in charges now, these changes are anticipated to result in significant cost savings in the future. The Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

  Research and development expenses were $104,000 for the quarter ended June 30, 1995 compared to $174,000 for the same period of the prior year. The 40% decrease reflects the results of a thorough review of all research and development activities and the establishment of priorities based upon both technical and commercial criteria. During this period, the Registrant did not commence any new research and development programs. The Registrant intends to continue to carefully manage its research and development expenditures in the future in view of its limited resources.

  Other income/expense of $110,000 for the three months ended June 30, 1995 is primarily comprised of income from its contract manufacturing arrangements with several pharmaceutical concerns, offset by a charge for uncollectible interest receivable originating from the stock subscription receivable from a former officer of the Registrant. (See "Item 1. Legal Proceedings").

 Six Months Ended June 30, 1995 versus Six Months Ended June 30, 1994

  The Registrant reported revenues of $15,707,000 and a net loss of $977,000 or $.04 per share for the six months ended June 30, 1995 compared to revenues of $13,437,000 and a net loss of $2,743,000 or $.13 per share for the same period in the prior year.

  The 17% increase in revenues is primarily attributable to an increase in sales by the Registrant's French subsidiary, Chimos/LBF S.A., which distributes specialty pharmaceutical products and fine chemicals in France. Gross margins for the six months ended June 30, 1995 remained consistent at 19% when compared to the comparable period of the prior year. The Registrant's distribution operations in France (Chimos/LBF S.A.) generate relatively low gross margins as opposed to the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., which is experiencing substantially higher margins.

  Selling, general and administrative expenses were $3,849,000 for the six months ended June 30, 1995 compared to $4,675,000 for the same period in the prior year. The 18% decrease is primarily attributable to cost control measures implemented by the Registrant in the U.S. and Europe; however, certain costs of a non-recurring nature were included in selling, general and administrative expenses for the quarter ended June 30, 1995 associated with streamlining operating costs of its Spanish operations, such as costs related to the relocation of its Madrid operations to less expensive facilities and severance costs resulting from reduction of its administrative work force. While resulting in charges now, these charges are anticipated to result in significant cost savings in the future. The Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

  Research and development expenses were $247,000 for the six months ended June 30, 1995 compared to $418,000 for the same period of the prior year. The 41% decrease reflects the results of a thorough review of all research and development activities and the establishment of priorities based upon both technical and commercial criteria. During this period, the Registrant did not commence any new research and development programs. The Registrant intends to continue to carefully manage its research and development expenditures in the future in view of its limited resources.

  Other income/expense of $475,000 for the six months ended June 30, 1995 is primarily comprised of the $380,000 gain recognized upon the sale of the Registrant's Belmacina trademark in Spain, which was previously reflected in the Registrant's consolidated financial statements as deferred revenue as of December 31, 1994. The Registrant has since completed all requirements for the transfer of the trademark to the purchaser. The transfer of the trademark is expected to occur in the third quarter of 1995. Also included, is income from its contract manufacturing arrangements with several pharmaceutical concerns, offset by a charge for uncollectible interest receivable originating from the stock subscription receivable from a former officer of the Registrant. (See "Item 1. Legal Proceedings"). One-half of the loss (approximately $37,000) incurred by Maximed Pharmaceuticals, the Registrant's partnership with Maximed Corporation, is also included in Other income/expense in the six months ended June 30, 1995. Although the Registrant is in a dispute with, and has filed an action against, its partner, and has ceased funding the partnership's activities until such dispute is resolved, appropriate operating costs have been accrued and charged to operations during the six months ended June 30, 1995 (See "Item 1. Legal Proceedings").


 LIQUIDITY AND CAPITAL RESOURCES:

  Total assets increased from $16,332,000 at December 31, 1994 to $16,924,000 at June 30, 1995, while Common Stockholders' Equity increased from $4,980,000 at December 31, 1994 to $5,186,000 at June 30, 1995. The increase in Common Stockholders' Equity reflects primarily $562,000 received from a stock subscription receivable and fluctuation in the exchange rates of European currencies compared to the U. S. Dollar, offset by the loss incurred by the Registrant for the period.

  The Registrant's working capital remained relatively constant at $1,870,000 at June 30, 1995 compared to $1,928,000 at December 31, 1994.

  Receivables increased from $7,609,000 to $8,300,000 due to the continued growth in sales volume at the Registrant's French subsidiary, Chimos/LBF. During the period, the Registrant collected approximately $760,000 of the $1,140,000 receivable due at December 31, 1994 from the sale of its ciprofloxacin antibiotic, Belmacina, in Spain. Inventories were increased at June 30, 1995 from $1,247,000 to $1,426,000 in anticipation of third quarter sales demand. The combined total of accounts payable and accrued expenses remained relatively unchanged at June 30, 1995 as compared to December 31, 1994. Short term debt increased from $724,000 to $1,485,000 due to higher balances on lines of credit used for working capital purposes (primarily the purchase of inventories in France).

  Investing activities, including the collection of approximately $760,000 from the 1994 sale of Belmacina, proceeds from the sale of investments available for sale of $214,000, an investment in the Registrant's Spanish manufacturing facilities of approximately $253,000 and in its partnership of $13,000, provided net cash of $708,000 during the six months ended June 30, 1995. Financing activities (primarily collection of a stock subscriptions receivable and proceeds from borrowings on lines of credit) provided net proceeds of $1,165,000 for the six months ended June 30, 1995. Operating activities for the six months ended June 30, 1995 required net cash of $2,064,000.

  A substantial amount of the Registrant's business is conducted in France and Spain and is therefore influenced by the extent to which there are fluctuations in the dollar's value against such countries' currencies. The effect of foreign currency fluctuations on long lived assets for the six months ended June 30, 1995 was an increase of $594,000 and the cumulative historical effect was a decrease of $507,000 as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity"
  section.    Although exchange rates fluctuated significantly in recent months, the Registrant does not believe that the effect of the foreign currencies fluctuation is material to the Registrant's results of operations. Accordingly, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

  The Registrant continues to experience negative cash flows from operating activities, and will need to secure additional financing during 1995 in order to fund its operations, including financing which it may elect to provide to the partnership with Maximed Corporation to develop and market its hydrogel-based formulation with extended duration (See "Item 1. Legal Proceedings"). The Registrant may seek to enter into a partnership or other collaborative funding arrangement with respect to future clinical trials. There can be no assurance that the Registrant can secure such financing under favorable terms, if at all. The Registrant, however, continues to explore alternative sources for financing its business. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products and the sale of a minority interest in, or certain of the assets of, one or more of its subsidiaries. Management expects that if it is successful in completing the financing arrangements that it is actively pursuing, by carefully prioritizing research and development activities, and continuing its austerity program, the Registrant should have sufficient liquidity to fund operations through 1995.

 PART II.         OTHER INFORMATION

 Item 1.          Legal Proceedings

  Belmac Hygiene, Inc. ("Hygiene"), a subsidiary of the Registrant, filed an action on December 9, 1994 in the United States District Court for the Southern District of New York against Medstar, Inc. ("Medstar"), Maximed, Inc. and Robert S. Cohen. The defendants are Hygiene's partners (or such partner's control persons) in Belmac/Maximed Partnership (the "Partnership"), which was formed for the development and ultimate sale of Maximed's intra-vaginal controlled release products. The action seeks (i) to enjoin the defendants from interfering with the management of the Partnership by Hygiene's representatives, and (ii) to recover damages as a result of defendants' misrepresentations and breach of warranty in the Partnership agreement. The defendants have filed a counterclaim against Hygiene. Medstar also filed a separate action on May 4, 1995 in the United States District Court for the Southern District of New York against the Registrant alleging that Hygiene failed to fund the Partnership and seeking $10,000,000 from the Registrant pursuant to its guaranty of Hygiene's obligations. Management views both Medstar's claim and the counterclaim of Medstar, Maximed, Inc. and Robert S. Cohen to be frivolous and entirely without merit and intends to vigorously pursue the Registrant's claims and to defend both Medstar's action and the counterclaim. A trial date was set for August 2, 1995, but was subsequently adjourned and is now scheduled for August 21, 1995.

  On April 8, 1995, Jean-Francois Rossignol ("Rossignol"), the Registrant's former Chief Executive Officer and Chairman of its Board of Directors filed a Demand for Arbitration pursuant to the rules of the American Arbitration Association seeking arbitration in Tampa, Florida. The Demand for Arbitration seeks to recover unspecified damages for the alleged breach of a written agreement between Rossignol and the Registrant dated August 13, 1993. In April 1995, the Registrant commenced an action against Rossignol, Marc S. Ayers ("Ayers"), the Registrant's former Executive Vice President/ Chief Financial Officer and a former member of its Board of Directors, and Romarc Laboratories, L.C., in the Circuit Court of the Thirteenth Judicial Circuit, State of Florida, Hillsborough County Civil Division seeking, inter alia, a stay of the arbitration commenced by Rossignol. The action also seeks to recover from Rossignol (i) $360,000 representing the principal amount of a promissory note issued in connection with the August 13, 1993 agreement and (ii) damages in the amount of $10,000,000 resulting from Rossignol's alleged fraudulent activities in connection with the sale to the Registrant of the rights to certain pharmaceuticals.

  Ayers filed a suit against the Registrant in June 1993 in the Circuit Court of the Thirteenth Judicial Circuit, State of Florida, Hillsborough County Civil Division alleging breach of contract seeking damages in excess of $1,500,000. After a jury trial in May 1995, the jury found no binding contract was made between the Registrant and Ayers while awarding Ayers a recovery of only approximately $27,000 for consulting services rendered and cancellation of promissory notes issued by him to the Registrant together with interest due on such notes aggregating approximately $533,000.

 Item 4.          Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Stockholders of the Registrant was held on June 9, 1995 for the purpose of electing three directors and voting on a proposal to amend the Registrant's Articles of Incorporation in order to effect a one for ten reverse stock split of the Registrant's Common Stock. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition. The following members were elected to the Registrant's Board of Directors.

                                                             Broker Non-
                                    Shares     Shares         Votes and
                                     Voted      Voted          Shares
 Nominee            Term Expiring     For      Against       Abstaining

 Randolph W. Arnegger   1998       23,382,316   796,262      13,571
 Charles L. Bolling     1998       23,342,033   836,545      53,854
 Michael D. Price       1998       23,365,487   813,091      30,400


  Directors whose terms of office continued after the meeting are as follows:

    Name                     Term Expiring

  James R. Murphy                1996
  Robert M. Stote                1996
  Doris E. Wardell               1997


  The proposal to amend the Registrant's Articles of Incorporation in order to effect a one for ten reverse stock split of the Registrant's Common Stock was approved by the following vote:

       Shares                  Shares                        Broker Non-
       Voted                   Voted                         Votes and
       For                     Against                       Shares Abstaining

     21,182,818               2,884,154                       111,606
      (87.6%)                  (11.9%)                         (0.5%)

 Item 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits:

             None.

       (b)   Reports on Form 8-K filed during the quarter ended June 30, 1995:

             None.

             The Registrant has not filed any reports on Form 8-K subsequent to June 30, 1995.

  All other items required in Part II have been previously filed or are not applicable for the quarter ended June 30, 1995.

                                           SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            BELMAC  CORPORATION
                                            Registrant





  August 11, 1995                  By:     /s/  James  R.  Murphy
                                           James R. Murphy
                                           President and Chief Executive Officer
                                            (principal executive officer)


  August 11, 1995                   By:     /s/ Michael D. Price
                                            Michael D. Price
                                            Vice President, Chief Financial
                                             Officer, Treasurer and Secretary
                                             (principal financial and accounting
                                              officer)