Form 10-Q
period 1995-09-30
BELMAC CORP /FL/
filed 1995-11-20
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                    WASHINGTON, D.C.  20549

                                           FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended September 30, 1995

                                              OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to __________

Commission File Number  1-10581


                               BELMAC CORPORATION
             (Exact name of registrant as specified in its charter)


           FLORIDA                                      No. 59-1513162
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

4830 W. Kennedy Blvd., Suite 550, Tampa, FL                 33609
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (813) 286-4401
                                                    ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X               NO
     ---                  ---
The number of shares of the Registrant's common stock outstanding as of November 15, 1995 was 2,977,906, as adjusted to give effect to the one-for-ten reverse split effected on July 25, 1995.

                                      BELMAC CORPORATION

                      FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                             INDEX

Part I. FINANCIAL INFORMATION                                       PAGE

        Item 1.  Consolidated Financial Statements:

                 Consolidated Balance Sheets as of September
                  30, 1995 (unaudited) and December 31, 1994          3

                 Consolidated Statements of Operations (unaudited)
                  for the three months ended September 30, 1995
                  and 1994, and the nine months  ended  September
                  30, 1995 and 1994                                   4

                 Consolidated Statement of Changes in Common
                  Stockholders' Equity (unaudited) for the
                  nine months ended September 30, 1995                5

                 Consolidated Statements of Cash Flows (unaudited)
                  for the nine months ended September 30, 1995
                  and 1994                                            6

                 Notes to Consolidated Financial Statements
                  (unaudited)                                         8


        Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      11


Part II. OTHER INFORMATION                                           15




                                      BELMAC CORPORATION
                                 CONSOLIDATED BALANCE SHEETS

                                          (Unaudited)
(In thousands except per share data)     September 30,             December 31,
                                             1995                      1994
                                        --------------            --------------

ASSETS

Current assets:
 Cash and cash equivalents                    $   580                   $ 1,321
 Investments available for sale                     1                       215
 Receivables                                    7,908                     7,609
 Inventories                                    1,290                     1,247
 Prepaid expenses and other                       361                       296
                                       --------------            --------------
  Total current assets                         10,140                    10,688
                                       --------------            --------------
Fixed assets, net                               4,012                     3,618
Drug licenses and related costs, net              965                       968
Other non-current assets, net                     983                     1,058
                                       --------------            --------------
                                              $16,100                   $16,332
                                       ==============            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $5,435                    $5,374
 Accrued expenses                               2,144                     2,282
 Short term debt                                1,220                       724
 Deferred revenue                                  -                        380
                                       --------------            --------------
  Total current liabilities                     8,799                     8,760
                                       --------------            --------------
Non-current liabilities                           500                       336
                                       --------------            --------------

Commitments and Contingencies

Redeemable preferred stock, Series A,
 $1.00 par value,  authorized 2,000 shares,
 issued and outstanding, 70 shares              2,374                     2,256
                                       --------------            --------------
Common Stockholders' Equity:
 Common stock, $.02 par value, authorized
  5,000 shares, issued and outstanding,
  2,978 and 2,977                                  60                        60
 Stock purchase warrants (to purchase 574
  and 477 shares of common stock)
 Paid-in capital in excess of par value        68,597                    69,493
 Stock subscriptions receivable                  (105)                   (1,550)
 Accumulated deficit                          (63,467)                  (61,922)
 Cumulative foreign currency translation
  adjustment                                     (658)                   (1,101)
                                       --------------            --------------
                                                4,427                     4,980
                                       --------------            --------------
                                              $16,100                   $16,332
                                       ==============            ==============




           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.



                               BELMAC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three                         For the Nine
(In thousands except per share data)                   Months Ended                          Months Ended
                                                       September 30,                        September 30,
                                             ---------------------------------    ----------------------------------
                                                  1995               1994              1995                1994
                                             --------------     --------------    ---------------     --------------
Sales                                              $7,876             $6,239            $23,583            $19,676
Cost of sales                                       6,563              5,054             19,233             15,940
                                             --------------     --------------    ---------------     --------------

 Gross margin                                       1,313              1,185              4,350              3,736
                                             --------------     --------------    ---------------     --------------

Operating expenses:
  Selling, general and administrative               1,667              1,753              5,516              6,428
  Research and development                             94                190                341                608
  Depreciation and amortization                       140                123                408                377
                                             --------------     --------------    ---------------     --------------

   Total operating expenses                         1,901              2,066              6,265              7,413
                                             --------------     --------------    ---------------     --------------

Loss from operations                                 (588)              (881)            (1,915)            (3,677)

Other (income) expenses:
 Interest expense                                      89                 53                215                140
 Interest income                                        -                 (9)                (1)               (44)
 Other                                               (109)               (17)              (584)              (122)
                                             --------------     --------------    ---------------     --------------

Net loss                                            ($568)            ($ 908)           ($1,545)           ($3,651)
                                             ==============     ==============    ===============     ==============

Net loss per common share                          ($0.20)            ($0.39)            ($0.56)            ($1.67)
                                             ==============     ==============    ===============     ==============

Weighted average common shares outstanding          2,978              2,456              2,978              2,257
                                             ==============     ==============    ===============     ==============


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.




                                      BELMAC CORPORATION
               CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                             (Unaudited)


(In thousands except per share data)

                                   $.02 Par Value
                                    Common Stock
                            --------------------------     Additional
                                                            Paid-in        Accumulated     Other Equity
                                Shares         Amount       Capital        Deficit         Transactions       Total
                            -----------    -----------    -----------    -------------    -------------    -----------
Balance at December 31, 1994    2,977            $60        $69,493        ($61,922)        ($ 2,651)         $4,980
Stock subscription received         -              -              -               -              562             562
Stock subscription                  -              -           (763)              -              883             120
 revaluation/adjustment
Common stock issued as
 compensation                       1              -              3               -                -               3
Accrual of dividends -
 preferred stock                    -              -           (118)              -                -            (118)
Miscellaneous                       -              -            (18)              -                -             (18)
Foreign currency translation
 adjustment                         -              -              -               -              443             443
Net loss                            -              -              -          (1,545)               -          (1,545)
                            -----------    -----------    -----------    -------------    -------------    -----------
Balance at September 30, 1995   2,978            $60        $68,597        ($63,467)           ($763)         $4,427
                            ===========    ===========    ===========    =============    =============    ===========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.



                                         BELMAC CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

(In thousands)                                        For the Nine
                                                      Months Ended
                                                      September 30,
                                           -------------------------------------
                                             1995                      1994
                                         -------------             -------------


Cash flows from operating activities:
 Net loss                                     ($1,545)                  ($3,651)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation & amortization                      408                       377
 Gain on sale of Belmacina(R)trademark           (380)                        -
 Other non-cash items                             238                       120
 (Increase) decrease in assets and
  increase (decrease) in liabilities:
   Receivables                                   (647)                    1,361
   Inventories                                    (91)                     (698)
   Prepaid expenses                               (44)                     (114)
   Other assets                                    66                       210
   Accounts payable and accrued expenses         (427)                      386
                                             ---------                 ---------

Net cash used in operating activities          (2,422)                   (2,009)
                                             ---------                 ---------

 Cash flows from investing activities:
   Proceeds from sale of investments              214                       720
   Purchase of investments                          -                      (116)
   Net change in fixed assets                    (507)                        -
   Investment in partnership                      (13)                     (605)
   Proceeds from sale of Belmacina(R)             922                       778
   Repayment to Evans                               -                      (793)
                                             ---------                 ---------

Net cash provided by (used in)
 investing activities                             616                       (16)
                                             ---------                 ---------


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                                         BELMAC CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                             (Unaudited)


(In thousands)                                            For the Nine
                                                          Months Ended
                                                          September 30,
                                                --------------------------------
                                                 1995                       1994
                                                -----                      -----

Cash flows from financing activities:
 Net increase (decrease) in debt                 $444                     ($395)
 Proceeds from private placement of common stock    -                     2,903
 Offering costs of private placement              (56)                     (287)
 Collection of stock subscription receivable      562                       457
 Proceeds from conversion of stock warrants         -                        34
 Payments on capital leases                       (25)                      (55)
                                              -------                    -------

Net cash provided by financing activities         925                     2,657
                                              -------                    -------

Effect of exchange rate changes on cash           140                        (9)
                                              -------                    -------

Net (decrease) increase in cash
 and cash equivalents                            (741)                      623

Cash and cash equivalents at beginning
 of period                                      1,321                     1,552
                                              -------                    -------

Cash and cash equivalents at end
 of period                                       $580                    $2,175
                                              =======                    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Registrant paid cash during the period
 for (in thousands):
                                Interest         $220                      $172
                                              =======                    =======
                                Taxes               -                      $  6
                                              =======                    =======
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

The Registrant has issued Common Stock to settle litigation and in exchange for services as follows (in thousands):

                                Shares issued       1                        77
                                              =======                    =======
                                Taxes            $  3                    $1,146
                                              =======                    =======





           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                                         BELMAC CORPORATION
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             (Unaudited)


BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial statements of Belmac Corporation (the "Registrant"), at September 30, 1995 and 1994, included herein, have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

The consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries: Belmac Healthcare Corporation and its wholly owned subsidiary - Belmac Hygiene, Inc., Belmac Health Corp., B.O.G. International Finance, Inc., Belmac Jamaica, Ltd., Chimos/LBF S.A. and its wholly owned subsidiary - Laboratorios Belmac S.A., and Belmac Holdings, Inc. and its wholly owned subsidiary - Belmac A.I., Inc. All significant intercompany balances have been eliminated in consolidation. The financial position and results of operations of the Registrant's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against Common Stockholders' Equity. Foreign currency transaction gains and losses arising from cash transactions are credited to or charged against current earnings.

In the opinion of management, the accompanying unaudited consolidated financial statements at September 30, 1995 and 1994, are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1994, and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Registrant's financial position as of September 30, 1995, and the results of its operations and its cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the nine months ended September 30, 1995 may not be indicative of the results to be expected for the year.

INVENTORIES:

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):



                                September 30,                  December 31,
                                     1995                          1994
                            ----------------------        ----------------------
Raw Materials                        $217                          $149

Work in Process                         1                             3

Finished Goods                      1,072                         1,095
                            ----------------------        ----------------------
Total                              $1,290                        $1,247
                            ======================        ======================


STOCK SUBSCRIPTIONS RECEIVABLE:

Marc S. Ayers, the Registrant's former Chief Financial Officer, exercised options to purchase 65,000 shares of the Registrant's Common Stock in 1991 through the issuance of promissory notes aggregating $412,000, which provided for interest on the outstanding balance at the rate of 8.5% per annum. The Registrant accrued interest on such notes and reflected the principal and interest due as a stock subscription receivable in the Common Stockholders' Equity section of the Consolidated Balance Sheets. The Registrant has fully reserved for such amounts as of September 30, 1995 as a result of litigation, in which a jury returned a verdict, which although for the most part was favorable to the Registrant, canceled the notes and related interest.


NET LOSS PER COMMON SHARE:

Primary loss per common share is computed by dividing the net loss (less accretion of discount and accrued dividends on redeemable preferred stock) by the weighted average number of shares of Common Stock outstanding during each period. Common Stock equivalents were not included in the calculation of primary loss per share as they were determined to be antidilutive.

The Registrant effected a one-for-ten reverse stock split of its Common Stock on July 25, 1995 as a result of an amendment to its Articles of Incorporation which was approved by the Stockholders at the Registrant's Annual Stockholders Meeting held on June 9, 1995. The Registrant has retroactively restated all information with respect to common shares and earnings per common share as if such reverse stock split had been effective for all periods presented.

RECLASSIFICATIONS:

Certain prior period amounts have been reclassified to conform with the current period's presentation format. These reclassifications are not material to the consolidated financial statements.


SUBSEQUENT EVENT:

In October 1995, the Registrant completed a private placement of units, resulting in gross proceeds of $1,770,000 (net proceeds of approximately $1,590,000, after payment of commissions and expenses). The units include 12% promissory notes, which are due between July 31, 1996 and September 30, 1996, in the aggregate principal amount of $1,770,000, and 251,250 shares of Common Stock. Holders of promissory notes in the aggregate principal amount of $720,000 may, at their option, convert the notes into an aggregate of 240,000 additional shares of Common Stock.

                                      BELMAC CORPORATION
                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

THREE  MONTHS  ENDED  SEPTEMBER 30, 1995 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1994

The Registrant reported revenues of $7,876,000 and a net loss of $568,000 or $.20 per share for the three months ended September 30, 1995 compared to revenues of $6,239,000 and a net loss of $908,000 or $.39 per share for the same period in the prior year.

The 26% increase in revenues is primarily attributable to an increase in sales by the Registrant's French subsidiary, Chimos/LBF S.A., which distributes specialty pharmaceutical products and fine chemicals in France. Gross margins for the quarter ended September 30, 1995 averaged 16.7% compared with 19.0% in the comparable quarter of the prior year. The lower margins result primarily from a combination of (a) a charge of approximately $133,000 to cost of sales, representing an increase in the Registrant's reserves for slow moving or obsolete inventory at the Registrant's Spanish subsidiary, and (b) the lower gross margins experienced by the Registrant's distribution operations in France (Chimos/LBF S.A.), which sales accounted for approximately 81% of the Registrant's consolidated revenues. The lower gross margins experienced by the Registrant in France were only partially offset in Spain, where Laboratorios Belmac, S.A. is experiencing margins substantially higher than those in France.

Selling, general and administrative expenses were $1,667,000 for the three months ended September 30, 1995 compared to $1,753,000 for the same period in the prior year. The 5% decrease is primarily attributable to cost control measures implemented by the Registrant. The Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $94,000 for the quarter ended September 30, 1995 compared to $190,000 for the same period of the prior year. The 51% decrease reflects the results of a thorough review of all research and development activities and the establishment of priorities based upon both technical and commercial criteria. During this period, the Registrant did not commence any new research and development programs. The Registrant intends to continue to carefully manage its research and development expenditures in the future in view of its limited resources.

Interest expense was $89,000 for the quarter ended September 30, 1995 compared to $53,000 for the same period of the prior year. The 68% increase reflects interest cost on higher average outstanding balances on revolving lines of credit, which are used to finance working capital needs. Other income/expense of $109,000 for the three months ended September 30, 1995 is primarily comprised of income from the Registrant's contract manufacturing arrangements in Spain with several pharmaceutical concerns.

NINE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1994

The Registrant reported revenues of $23,583,000 and a net loss of $1,545,000 or $.56 per share for the nine months ended September 30, 1995 compared to revenues of $19,676,000 and a net loss of $3,651,000 or $1.67 per share for the same period in the prior year.

The 20% increase in revenues is primarily attributable to an increase in sales by the Registrant's French subsidiary, Chimos/LBF S.A., which distributes specialty pharmaceutical products and fine chemicals in France. Gross margins for the nine months ended September 30, 1995 remained consistent at 19% when compared to the comparable period of the prior year, excluding the effect of the $133,000 charge to cost of sales in the third quarter, representing an increase in the Registrant's reserves for slow moving or obsolete inventory in Spain. The Registrant's distribution operations in France (Chimos/LBF S.A.) generate relatively low gross margins as opposed to the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., which is experiencing substantially higher margins.

Selling, general and administrative expenses were $5,516,000 for the nine months ended September 30, 1995 compared to $6,428,000 for the same period in the prior year. The 14% decrease is primarily attributable to cost control measures implemented by the Registrant. The Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $341,000 for the nine months ended September 30, 1995 compared to $608,000 for the same period of the prior year. The 44% decrease reflects the results of a thorough review of all research and development activities and the establishment of priorities based upon both technical and commercial criteria. During this period, the Registrant did not commence any new research and development programs. The Registrant intends to continue to carefully manage its research and development expenditures in the future in view of its limited resources.

Interest expense was $215,000 for the nine months ended September 30, 1995 compared to $140,000 for the same period of the prior year. The 54% increase reflects interest cost on higher average outstanding balances on revolving lines of credit, which are used to finance working capital needs. Other income/expense of $584,000 for the nine months ended September 30, 1995 is primarily comprised of the $380,000 gain recognized upon the sale of the Registrant's Belmacina trademark in Spain, which was previously reflected in the Registrant's consolidated financial statements as deferred revenue as of December 31, 1994. The Registrant has since transferred the trademark to the purchaser and collected the balance of the related receivable in the fourth quarter of 1995. Also included, is income from the Registrant's contract manufacturing arrangements with several pharmaceutical concerns, offset by a charge for uncollectible interest receivable originating from the stock subscription receivable from a former officer of the Registrant. One-half of the loss (approximately $37,000) incurred by Maximed Pharmaceuticals, the Registrant's partnership with Maximed Corporation, is also included in Other income/expense in the nine months ended September 30, 1995. Although the Registrant is in a dispute with, and has filed an action against, its partner, and has ceased funding the partnership's activities until such dispute is resolved, appropriate operating costs have been accrued and charged to operations during the nine months ended September 30, 1995 (See "Item 1. Legal Proceedings").


LIQUIDITY AND CAPITAL RESOURCES:

Total assets decreased from $16,332,000 at December 31, 1994 to $16,100,000 at September 30, 1995, while Common Stockholders' Equity decreased from $4,980,000 at December 31, 1994 to $4,427,000 at September 30, 1995. The decrease in Common Stockholders' Equity reflects primarily $562,000 received from a stock subscription receivable and fluctuation in the exchange rates of European currencies compared to the U. S. Dollar, offset by the loss incurred by the Registrant for the period.

The Registrant's working capital decreased from $1,928,000 at December 31, 1994 to $1,341,000 at September 30, 1995. Receivables increased from $7,609,000 at December 31, 1994 to $7,908,000 at September 30, 1995 due to the continued growth in sales volume at the Registrant's French subsidiary, Chimos/LBF. During the period, the Registrant collected approximately $922,000 of the $1,140,000 receivable due at December 31, 1994 from the sale of its ciprofloxacin antibiotic, Belmacina, in Spain. Inventories remained relatively consistent at September 30, 1995 when compared to balances at December 31, 1994. The combined total of accounts payable and accrued expenses also remained relatively unchanged at September 30, 1995 as compared to December 31, 1994. Short term debt increased from $724,000 at December 31, 1994 to $1,220,000 at September 30, 1995 due to higher balances on revolving lines of credit used for working capital purposes (primarily the purchase of inventories in France).

Investing activities, including the collection of approximately $922,000 from the 1994 sale of Belmacina, proceeds from the sale of investments available for sale of $214,000, an investment in the Registrant's Spanish manufacturing facilities of approximately $507,000 and in the Belmac/Maximed Partnership (see
Item 1. Legal Proceedings) of $13,000, provided net cash of $616,000 during the nine months ended September 30, 1995. Financing activities (primarily collection of a stock subscription receivable and proceeds from borrowings on lines of credit) provided net proceeds of $925,000 for the nine months ended September 30, 1995. Operating activities for the nine months ended September 30, 1995 required net cash of $2,422,000.

A substantial amount of the Registrant's business is conducted in France and Spain and is therefore influenced by the extent to which there are fluctuations in the dollar's value against such countries' currencies. The effect of foreign currency fluctuations on long lived assets for the nine months ended September 30, 1995 was an increase of $443,000 and the cumulative historical effect was a decrease of $658,000 as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. Although exchange rates fluctuated significantly in recent months, the Registrant does not believe that the effect of the foreign currencies fluctuation is material to the Registrant's results of operations. Accordingly, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

The Registrant continues to experience negative cash flows from operating activities, and completed a private placement of its securities totalling $1,770,000 (see "Subsequent Event" in Notes to Consolidated Financial Statements) during October 1995 in order to fund its operations. The Registrant may seek to enter into a partnership or other collaborative funding arrangement with respect to future clinical trials. The Registrant will likely need to secure additional financing during 1996 in order to continue to fund its operating activities and expects to arrange for such financing through the private and/or public sale of securities. There can be no assurance that the Registrant can secure such financing under favorable terms, if at all. The Registrant, however, continues to explore alternative sources for financing its business. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products and the sale of a minority interest in, or certain of the assets of, one or more of its subsidiaries. Management expects that if it is successful in completing the financing arrangements that it is actively pursuing, by carefully prioritizing research and development activities, and continuing its austerity program, the Registrant should have sufficient liquidity to fund operations through 1996.

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings

Belmac Hygiene, Inc. ("Hygiene"), a subsidiary of the Registrant, filed an action on December 9, 1994 in the United States District Court for the Southern District of New York against Medstar, Inc. ("Medstar"), Maximed, Inc. ("Maximed") and Robert S. Cohen. The defendants are Hygiene's partners (or such partner's control persons) in Belmac/Maximed Partnership (the "Partnership"), which was formed for the development and ultimate sale of Maximed's intra-vaginal controlled release products. The action seeks (i) to enjoin the defendants from interfering with the management of the Partnership by Hygiene's representatives, and (ii) to recover damages as a result of defendants' misrepresentations and breach of warranty in the Partnership agreement. The defendants have filed a counterclaim against Hygiene. Medstar also filed a separate action on May 4, 1995 in the United States District Court for the
Southern District of New York against the Registrant alleging that Hygiene failed to fund the Partnership and seeking $10,000,000 from the Registrant pursuant to its guaranty of Hygiene's obligations. Management of the Registrant views both Medstar's claim and the counterclaim of Medstar, Maximed and Robert
S. Cohen to be frivolous  and entirely  without  merit and intends to vigorously pursue the Registrant's claims and to defend both Medstar's action and the counterclaim. The issues were tried without a jury on August 21 through 23, 1995. Thereafter, post-trial briefs and proposed findings of fact and conclusions of law were submitted, and argument was heard on October 25, 1995. However, a decision has not yet been rendered.

Item 6. Exhibits and Reports on Form 8-K

          (a)                      Exhibits:

                                   None.

          (b) Reports on Form 8-K filed during the quarter ended September 30, 1995:

                                   None.

                                   The Registrant has not filed any reports on Form 8-K subsequent to September 30, 1995.

All other items required in Part II have been previously filed or are not applicable for the quarter ended September 30, 1995.

                                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BELMAC CORPORATION
                                    Registrant



November 17, 1995            By:    /s/ James R. Murphy
                                    -------------------
                                    James R. Murphy
                                    Chairman of the Board, President
                                    and Chief Executive Officer
                                    (principal executive officer)



November 17, 1995            By:    /s/ Michael D. Price
                                    --------------------
                                    Michael D. Price
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Secretary (principal financial
                                    and accounting officer)