Form 10-Q/A
period 1995-09-30
BELMAC CORP /FL/
filed 1995-12-20
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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
The number of shares of the Registrant's common stock outstanding as of November 15, 1995 was 2,980,984, as adjusted to give effect to the one-for-ten reverse split effected on July 25, 1995.

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




                                      BELMAC CORPORATION
                                 CONSOLIDATED BALANCE SHEETS

                                          (Unaudited)
(In thousands except per share data)     September 30,             December 31,
                                             1995                      1994
                                        --------------            --------------

ASSETS

Current assets:
 Cash and cash equivalents                    $   580                   $ 1,321
 Investments available for sale                     1                       215
 Receivables                                    8,268                     7,609
 Inventories                                    1,000                     1,247
 Prepaid expenses and other                       361                       296
                                       --------------            --------------
  Total current assets                         10,210                    10,688
                                       --------------            --------------
Fixed assets, net                               4,012                     3,618
Drug licenses and related costs, net              965                       968
Other non-current assets, net                     983                     1,058
                                       --------------            --------------
                                              $16,170                   $16,332
                                       ==============            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $5,067                    $5,374
 Accrued expenses                               2,144                     2,282
 Short term debt                                1,220                       724
 Deferred revenue                                  -                        380
                                       --------------            --------------
  Total current liabilities                     8,431                     8,760
                                       --------------            --------------
Non-current liabilities                           500                       336
                                       --------------            --------------

Commitments and Contingencies

Redeemable preferred stock, Series A,
 $1.00 par value,  authorized 2,000 shares,
 issued and outstanding, 70 shares              2,374                     2,256
                                       --------------            --------------
Common Stockholders' Equity:
 Common stock, $.02 par value, authorized
  5,000 shares, issued and outstanding,
  2,978 and 2,977                                  60                        60
 Stock purchase warrants (to purchase 574
  and 477 shares of common stock)
 Paid-in capital in excess of par value        69,009                    69,493
 Stock subscriptions receivable                  (105)                   (1,550)
 Accumulated deficit                          (63,441)                  (61,922)
 Cumulative foreign currency translation
  adjustment                                     (658)                   (1,101)
                                       --------------            --------------
                                                4,865                     4,980
                                       --------------            --------------
                                              $16,170                   $16,332
                                       ==============            ==============




           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.



                               BELMAC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three                         For the Nine
(In thousands except per share data)                   Months Ended                          Months Ended
                                                       September 30,                        September 30,
                                             ---------------------------------    ----------------------------------
                                                  1995               1994              1995                1994
                                             --------------     --------------    ---------------     --------------
Sales                                              $7,876             $6,239            $23,583            $19,676
Cost of sales                                       6,853              5,054             19,523             15,940
                                             --------------     --------------    ---------------     --------------

 Gross margin                                       1,023              1,185              4,060              3,736
                                             --------------     --------------    ---------------     --------------

Operating expenses:
  Selling, general and administrative               1,667              1,753              5,516              6,428
  Research and development                             94                190                341                608
  Depreciation and amortization                       140                123                408                377
                                             --------------     --------------    ---------------     --------------

   Total operating expenses                         1,901              2,066              6,265              7,413
                                             --------------     --------------    ---------------     --------------

Loss from operations                                 (878)              (881)            (2,205)            (3,677)

Other (income) expenses:
 Interest expense                                      89                 53                215                140
 Interest income                                        -                 (9)                (1)               (44)
 Other                                               (837)               (17)              (900)              (122)
                                             --------------     --------------    ---------------     --------------

Net loss                                            ($130)            ($ 908)           ($1,519)           ($3,651)
                                             ==============     ==============    ===============     ==============

Net loss per common share                          ($0.06)            ($0.39)            ($0.55)            ($1.67)
                                             ==============     ==============    ===============     ==============

Weighted average common shares outstanding          2,978              2,456              2,978              2,257
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




                                      BELMAC CORPORATION
               CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                             (Unaudited)


(In thousands except per share data)

                                   $.02 Par Value
                                    Common Stock
                            --------------------------     Additional
                                                            Paid-in        Accumulated     Other Equity
                                Shares         Amount       Capital        Deficit         Transactions       Total
                            -----------    -----------    -----------    -------------    -------------    -----------
Balance at December 31, 1994    2,977            $60        $69,493        ($61,922)        ($ 2,651)         $4,980
Stock subscription received         -              -              -               -              562             562
Stock subscription                  -              -           (351)              -              883             532
 revaluation/cancellation
Common stock issued as
 compensation                       1              -              3               -                -               3
Accrual of dividends -
 preferred stock                    -              -           (118)              -                -            (118)
Miscellaneous                       -              -            (18)              -                -             (18)
Foreign currency translation
 adjustment                         -              -              -               -              443             443
Net loss                            -              -              -          (1,519)               -          (1,519)
                            -----------    -----------    -----------    -------------    -------------    -----------
Balance at September 30, 1995   2,978            $60        $69,009        ($63,441)           ($763)         $4,865
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



                                         BELMAC CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

(In thousands)                                        For the Nine
                                                      Months Ended
                                                      September 30,
                                           -------------------------------------
                                             1995                      1994
                                         -------------             -------------


Cash flows from operating activities:
 Net loss                                     ($1,519)                  ($3,651)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation & amortization                      408                       377
 Gain on sale of Belmacina(R)trademark           (380)                        -
 Cancellation of stock subscription receivable    533                         -
 Other non-cash items                             117                       120
 (Increase) decrease in assets and
  increase (decrease) in liabilities:
   Receivables                                 (1,007)                    1,361
   Inventories                                    199                      (698)
   Prepaid expenses                               (44)                     (114)
   Other assets                                    66                       210
   Accounts payable and accrued expenses         (795)                      386
                                             ---------                 ---------

Net cash used in operating activities          (2,422)                   (2,009)
                                             ---------                 ---------

 Cash flows from investing activities:
   Proceeds from sale of investments              214                       720
   Purchase of investments                          -                      (116)
   Net change in fixed assets                    (507)                        -
   Investment in partnership                      (13)                     (605)
   Proceeds from sale of Belmacina(R)             922                       778
   Repayment to Evans                               -                      (793)
                                             ---------                 ---------

Net cash provided by (used in)
 investing activities                             616                       (16)
                                             ---------                 ---------


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

INVENTORIES:

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):



                                September 30,                  December 31,
                                     1995                          1994
                            ----------------------        ----------------------
Raw Materials                        $217                          $149

Work in Process                         1                             3

Finished Goods                        782                         1,095
                            ----------------------        ----------------------
Total                              $1,000                        $1,247
                            ======================        ======================


STOCK SUBSCRIPTIONS RECEIVABLE:

Marc S. Ayers, the Registrant's former Chief Financial Officer, exercised options to purchase 6,500 shares of the Registrant's Common Stock in 1991 through the issuance of promissory notes aggregating $412,000, which provided for interest on the outstanding balance at the rate of 8.5% per annum. The Registrant accrued interest on such notes and reflected the principal and interest due as a stock subscription receivable in the Common Stockholders' Equity section of the Consolidated Balance Sheets at December 31, 1994. The Registrant cancelled the stock subscription receivable and related interest in the second quarter of 1995 as a result of litigation, in which a jury returned a verdict, which although for the most part was favorable to the Registrant, canceled the notes and related interest.


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


SUBSEQUENT EVENTS:

PRIVATE PLACEMENTS. To finance its operations, in October 1995 the Registrant conducted two private placements of its securities. In the first placement the Registrant sold to certain purchasers for an aggregate purchase price of $720,000, 120,000 shares of the Registrant's Common Stock and 12% promissory notes in the aggregate principal amount of $720,000 (the "Notes") which become payable in full upon the earlier of July 31, 1996 or the closing of a public offering of the Registrant's securities (a "Public Offering"). The Notes are convertible into shares of Common Stock, at the option of the holders thereof, at a conversion price of the lower of $3.00 per share or 80% of the current market price, for an aggregate of 240,000 shares of Common Stock, subject to anti-dilution provisions. The Notes are subject to mandatory conversion at a conversion price of $3.00 per share if no Public Offering is completed by July 31, 1996.

In the second placement, the Registrant sold to certain purchasers for an aggregate purchase price of $1,050,000, 131,250 shares of Common Stock and 12% promissory notes in the aggregate principal amount of $1,050,000 (the "A Notes") which become payable in full upon the earlier of September 30, 1996 or the completion of a Public Offering. The A Notes are subject to mandatory conversion, at a conversion price equal to the average closing price for the Common Stock quoted on the American Stock Exchange for the five trading days immediately preceding September 30, 1996, if no Public Offering is completed by September 30, 1996.

SETTLEMENT OF LITIGATION. In December 1995, the Registrant entered into a Settlement Agreement with Jean Francois Rossignol, Marc S. Ayers and Romark Laboratories, L.C., whereby all parties agreed to settle all claims relative to this matter and Rossignol agreed to pay to the Registrant the full amount of the $360,000 promissory note dated August 13, 1993 due to the Registrant in three installments. The first installment of $160,000 was paid upon execution of the Settlement Agreement and the remaining two installments of $100,000 each are due in January and March 1996, respectively. Consequently, the Registrant has included such amounts in Other (Income) Expense for the nine months ended September 30, 1995.

SHAREHOLDERS MEETING. At a Special Meeting of Shareholders held on December 8, 1995, the shareholders of the Registrant approved proposals to increase the number of authorized shares of Common Stock from 5,000,000 to 20,000,000 and to change the name of the Registrant to Bentley Pharmaceuticals, Inc.

                               BELMAC CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

THREE  MONTHS  ENDED  SEPTEMBER 30, 1995 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1994

The Registrant reported revenues of $7,876,000 and a net loss of $130,000 or $.06 per share for the three months ended September 30, 1995 compared to revenues of $6,239,000 and a net loss of $908,000 or $.39 per share for the same period in the prior year.

The 26% increase in revenues is primarily attributable to an increase in sales by the Registrant's French subsidiary, Chimos/LBF S.A., which distributes specialty pharmaceutical products and fine chemicals in France. Gross margins for the quarter ended September 30, 1995 averaged 13.0% compared with 19.0% in the comparable quarter of the prior year. The lower margins result primarily from a combination of (a) a charge of approximately $423,000 to cost of sales, representing an increase in the Registrant's reserves for slow moving or obsolete inventory at the Registrant's Spanish subsidiary, and (b) the lower gross margins experienced by the Registrant's distribution operations in France (Chimos/LBF S.A.), which sales accounted for approximately 81% of the Registrant's consolidated revenues. The lower gross margins experienced by the Registrant in France were only partially offset in Spain, where Laboratorios Belmac, S.A. is experiencing margins substantially higher than those in France.

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

Interest expense was $89,000 for the quarter ended September 30, 1995 compared to $53,000 for the same period of the prior year. The 68% increase reflects interest cost on higher average outstanding balances on revolving lines of credit, which are used to finance working capital needs. Other income/expense of $837,000 for the three months ended September 30, 1995 is primarily comprised of income from the Registrant's contract manufacturing arrangements in Spain with several pharmaceutical concerns and $360,000 related to settlement of litigation (see "Subsequent Events" in Notes to Consolidated Financial Statements).

NINE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1994

The Registrant reported revenues of $23,583,000 and a net loss of $1,519,000 or $.55 per share for the nine months ended September 30, 1995 compared to revenues of $19,676,000 and a net loss of $3,651,000 or $1.67 per share for the same period in the prior year.

The 20% increase in revenues is primarily attributable to an increase in sales by the Registrant's French subsidiary, Chimos/LBF S.A., which distributes specialty pharmaceutical products and fine chemicals in France. Gross margins for the nine months ended September 30, 1995 remained consistent at 19% when compared to the comparable period of the prior year, excluding the effect of the $423,000 charge to cost of sales in the third quarter, representing an increase in the Registrant's reserves for slow moving or obsolete inventory in Spain. The Registrant's distribution operations in France (Chimos/LBF S.A.) generate relatively low gross margins as opposed to the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., which is experiencing substantially higher margins.

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

Interest expense was $215,000 for the nine months ended September 30, 1995 compared to $140,000 for the same period of the prior year. The 54% increase reflects interest cost on higher average outstanding balances on revolving lines of credit, which are used to finance working capital needs. Other income/expense of $900,000 for the nine months ended September 30, 1995 is primarily comprised of $360,000 related to settlement of litigation (see "Subsequent Events" in Notes to Consolidated Financial Statements) and the $380,000 gain recognized upon the sale of the Registrant's Belmacina trademark in Spain, which was previously reflected in the Registrant's consolidated financial statements as deferred revenue as of December 31, 1994. The Registrant has since transferred the trademark to the purchaser and collected the balance of the related receivable in the fourth quarter of 1995. Also included, is income from the Registrant's contract manufacturing arrangements with several pharmaceutical concerns, offset by a charge for cancellation of the stock subscription receivable and related interest from a former officer of the Registrant (see "Stock Subscriptions Receivable" in Notes to Consolidated Financial Statements). One-half of the loss (approximately $37,000) incurred by Maximed Pharmaceuticals, the Registrant's partnership with Maximed Corporation, is also included in Other income/expense in the nine months ended September 30, 1995. Although the Registrant is in a dispute with, and has filed an action against, its partner, and has ceased funding the partnership's activities until such dispute is resolved, appropriate operating costs have been accrued and charged to operations during the nine months ended September 30, 1995 (See "Item 1. Legal Proceedings").


LIQUIDITY AND CAPITAL RESOURCES:

Total assets decreased from $16,332,000 at December 31, 1994 to $16,170,000 at September 30, 1995, while Common Stockholders' Equity decreased from $4,980,000 at December 31, 1994 to $4,865,000 at September 30, 1995. The decrease in Common Stockholders' Equity reflects primarily the loss incurred by the Registrant for the period, which was partially offset by $562,000 received from a stock subscription receivable and fluctuation in the exchange rates of European currencies compared to the U. S. Dollar.

The Registrant's working capital decreased from $1,928,000 at December 31, 1994 to $1,779,000 at September 30, 1995. Receivables increased from $7,609,000 at December 31, 1994 to $8,268,000 at September 30, 1995 primarily due to the continued growth in sales volume at the Registrant's French subsidiary, Chimos/LBF. During the period, the Registrant collected approximately $922,000 of the $1,140,000 receivable due at December 31, 1994 from the sale of its ciprofloxacin antibiotic, Belmacina, in Spain. Inventories decreased from $1,247,000 at December 31, 1994 to $1,000,000 at September 30, 1995 primarily due to an increase in the Registrants' reserves for slow moving or obsolete inventory in Spain of $423,000. The combined total of accounts payable and accrued expenses also remained relatively unchanged at September 30, 1995 as compared to December 31, 1994, decreasing $445,000 or less than 6%. Short term debt increased from $724,000 at December 31, 1994 to $1,220,000 at September 30, 1995 due to higher balances on revolving lines of credit used for working capital purposes (primarily the purchase of inventories in France).

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

The  Registrant  continues  to  experience  negative  cash flows from  operating activities,  and  completed  private  placements  of  its  securities  totalling
$1,770,000 (see "Subsequent Events" in Notes to Consolidated Financial Statements) during October 1995 in order to fund its operations. The Registrant may seek to enter into a partnership or other collaborative funding arrangement with respect to future clinical trials of its products under development. The Registrant will likely need to secure additional financing during 1996 in order to continue to fund its operating activities and expects to arrange for such financing through the private and/or public sale of securities. There can be no assurance that the Registrant can secure such financing under favorable terms, if at all. The Registrant, however, continues to explore alternative sources for financing its business. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products and the sale of a minority interest in, or certain of the assets of, one or more of its subsidiaries. Management expects that if it is successful in completing the financing arrangements that it is actively pursuing, by carefully prioritizing research and development activities, and continuing its austerity program, the Registrant should have sufficient liquidity to fund operations through 1996.

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

On December 6, 1995, the Registrant entered into a settlement agreement (the "Settlement Agreement") with Dr. Jean-Francois Rossignol ("Rossignol"), the Registrant's former Chief Executive Officer and former Chairman of its Board of Directors, Romark Laboratories, L.C. and Marc S. Ayers, the Registrant's former Executive Vice President/Chief Financial Officer and a former member of its Board of Directors. The Settlement Agreement relates to the arbitration commenced by Rossignol in April 1995 (American Arbitration Association Case No. 33-133-00050-95) to recover unspecified damages for the alleged breach of a written agreement between Rossignol and the Registrant dated August 13, 1993 and the action filed by the Registrant in April 1995 seeking a stay of the arbitration commenced by Rossignol, repayment of a $360,000 promissory note and damages resulting from Rossignol's alleged fraudulent activities in connection with the sale to the Registrant of the rights to certain pharmaceuticals (Belmac v. Rossignol, et. al., Case No. 95-2605, in the Circuit Court of the Thirteenth Judicial Circuit, State of Florida, Hillsborough County Civil Division). Under the terms of the Settlement Agreement, Rossignol agreed to pay to the Registrant the full amount of the promissory note in three installments, the first of which ($160,000) was paid upon execution of the Settlement Agreement and the remaining two ($100,000 each) are due in January and March 1996, respectively.

Item 6. Exhibits and Reports on Form 8-K

          (a)                      Exhibits:

                                   None.

          (b) Reports on Form 8-K filed during the quarter ended September 30, 1995:

                                   Report on Form 8-K  dated September 30, 1995,
                                   regarding   private    placements   of    its
                                   securities (Items 5 and 7).

                                   Report on Form 8-K dated December 6, 1995, regarding settlement of litigation (Items 5 and 7).



All other items required in Part II have been previously filed or are not applicable for the quarter ended September 30, 1995.

                                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BELMAC CORPORATION
                                    Registrant



December 20, 1995            By:    /s/ James R. Murphy
                                    -------------------
                                    James R. Murphy
                                    Chairman of the Board, President
                                    and Chief Executive Officer
                                    (principal executive officer)



December 20, 1995            By:    /s/ Michael D. Price
                                    --------------------
                                    Michael D. Price
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Secretary (principal financial
                                    and accounting officer)