Form 10-Q/A
period 1995-06-30
BELMAC CORP /FL/
filed 1995-12-21
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1

                                       ON

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

  YES  [X]              NO    [  ]


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



                               BELMAC CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

 (In thousands except per share data)          June 30,    December 31,
                                                 1995          1994
 ASSETS
 Current assets:
  Cash and cash equivalents                      $745        $1,321
  Investments available for sale                    1           215
  Receivables                                   8,300         7,609
  Inventories                                   1,426         1,247
  Prepaid expenses and other                      506           296
   Total current assets                        10,978        10,688
 Fixed assets, net                              3,944         3,618
 Drug licenses and related
  costs, net                                    1,010           968
 Other non-current assets, net                    992         1,058
                                              -------       -------
                                              $16,924       $16,332

 LIABILITIES  AND  STOCKHOLDERS'  EQUITY

 Current liabilities:
  Accounts payable                             $5,524        $5,374
  Accrued expenses                              2,099         2,282
  Short term debt                               1,485           724
  Deferred revenue                                  0           380
    Total current liabilities                   9,108         8,760
 Non-current liabilities                          296           336

 Commitments and Contingencies

 Redeemable preferred stock, Series A,
  $1.00 par value, authorized 2,000 shares,
  issued and outstanding, 70 shares             2,334         2,256

 Common Stockholders' Equity:
  Common stock, $.02 par value,
   authorized 50,000 shares, issued
   and outstanding, 29,782 and 29,773             596           596
  Stock purchase warrants (to
   purchase 5,265 and 4,765 shares
   of common stock)
  Paid-in capital in excess of
   par value                                    68,513       68,957
  Stock subscriptions receivable                  (105)      (1,550)
  Accumulated deficit                          (63,311)     (61,922)
  Cumulative foreign currency
   translation adjustment                         (507)      (1,101)

                                                 5,186        4,980
                                               $16,924      $16,332


   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                               BELMAC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands except in per share data)

                                  For  the Three          For the Six
                                   Months Ended           Months Ended
                                     June 30,               June 30,
                                ----------------        ----------------
                                1995        1994        1995        1994
                                ----        ----        ----        ----
 Sales                         $7,868      $6,774      $15,707     $13,437
 Cost of sales                  6,288       5,465       12,670      10,886

   Gross margin                 1,580       1,309       3,037       2,551

 Operating expenses:
   Selling, general              2,253       2,102       3,849       4,675
    and administrative
   Research and development        104         174         247         418
   Depreciation and amortization   130         133         268         254

     Total operating expenses    2,487       2,409       4,364       5,347

   Loss from operations           (907)     (1,100)     (1,327)     (2,796)

 Other (income) expenses:
    Interest expense                61          50         126          87
    Interest income                 (1)        (23)         (1)        (35)
    Other                          302         (60)        (63)       (105)

   Net loss                    ($1,269)    ($1,067)    ($1,389)    ($2,743)

  Net loss per common share     ($0.04)     ($0.05)     ($0.05)     ($0.13)

  Weighted average common       29,781      22,260      29,777      21,560
   shares outstanding



   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                               BELMAC CORPORATION
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                   (Unaudited)


 (In thousands except per share data)

             $.02 Par Value    Additional                 Other
              Common Stock      Paid-in   Accumulated     Equity
             Shares   Amount    Capital     Deficit     Transactions    Total
             ------   ------    -------     ------      ------------    -----
 Balance at  29,773   $596     $68,957   ($61,922)       ($2,651)       $4,980
  December
  31, 1994

 Stock            0      0           0           0           562           562
  subscription
  received

 Stock            0      0        (351)          0           883           532
  subscription
  revaluation/
  cancellation

 Common           9      0           3           0           0               3
  stock issued
  as compensation

 Accrual of       0      0         (78)          0           0             (78)
  dividends -
  preferred stock

 Miscellaneous    0      0         (18)          0           0             (18)

 Foreign currency 0      0           0           0         594             594
  translation
  adjustment

 Net loss         0      0           0      (1,389)          0          (1,389)

 Balance     29,782   $596     $68,513    ($63,311)      ($612)         $5,186
  at June 30,
  1995


   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                               BELMAC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      For the Six
 (In thousands)                                       Months Ended
                                                         June 30,
                                                  ----------------------
                                                  1995              1994
                                                  ----              ----
 Cash flows from operating activities:
  Net loss                                     ($1,389)            ($2,743)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation & amortization                    268                 254
    Gain on sale of Belmacina  trademark          (380)                  0
    Cancellation of stock subscription
     receivable                                    533                   0
    Other non-cash items                           (16)                129
  (Increase) decrease in assets and increase (decrease) in liabilities:
    Receivables                                   (712)               (234)
    Inventories                                    (59)               (386)
    Prepaid expenses                              (171)                (13)
    Other assets                                    58                  49
    Accounts payable and accrued expenses         (196)              1,006

 Net cash used in operating activities          (2,064)             (1,938)

 Cash flows from investing activities:
  Proceeds from sale of investments                214                 741
  Net change in fixed assets                      (253)                  0
  Investment in partnership                        (13)               (464)
  Proceeds from sale of Belmacina                  760                   0
  Repayment to Evans                                 0                (793)

 Net cash provided by (used in) investing
  activities                                       708                (516)


   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                               BELMAC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


                                                      For the Six
 (In thousands)                                       Months Ended
                                                        June 30,
                                                 1995              1994
                                                 ----              ----

 Cash flows from financing activities:
  Net increase (decrease) in debt                $651              ($121)
  Proceeds from private placement                   0              1,152
   of common stock
  Offering costs of private placement             (31)              (164)
  Collection of stock subscription receivable     562                457
  Proceeds from conversion of stock warrants        0                 34
  Payments on capital leases                      (17)               (37)

 Net cash provided by financing activities      1,165              1,321

 Effect of exchange rate changes on cash         (385)               323

 Net decrease in cash and cash equivalents       (576)              (810)

 Cash and cash equivalents at                   1,321              1,552
  beginning of period

 Cash and cash equivalents at end of period      $745               $742


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 The Registrant paid cash during the period for (in thousands):
                  Interest                      $ 128              $ 119
                  Taxes                         $   6              $   6

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

 INVENTORIES:

  Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):

                                                 June 30,   December 31,
                                                   1995       1994
                                                 --------   ------------
  Raw Materials                                   $275         $149

  Work in Process                                    4            3

  Finished Goods                                 1,147        1,095


  Total                                         $1,426       $1,247


 STOCK SUBSCRIPTIONS RECEIVABLE:

  Marc S. Ayers, the Registrant's former Chief Financial Officer exercised options to purchase 65,000 shares of the Registrant's Common Stock in 1991 through the issuance of promissory notes aggregating $412,000, which provided for interest on the outstanding balance at the rate of 8.5% per annum. The Registrant accrued interest on such notes and reflected the principal and interest due as a stock subscription receivable in the Common Stockholder's Equity section of the Consolidated Balance Sheets at December 31, 1994. The Registrant cancelled the stock subscription receivable and related interest as of June 30, 1995 after a jury returned a verdict cancelling the notes and related interest (See "Item 1. Legal Proceedings").

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


  (In thousands except per share data)

                                        For the Three            For the Six
                                        Months Ended             Months Ended
                                          June 30,                 June 30,
                                     ----------------        -----------------
                                     1995        1994        1995         1994
                                     ----        ----        ----         ----
  Net Loss                        ($1,269)     ($1,067)   ($1,389)     ($2,743)

  Net Loss Per Common Share         ($.44)       ($.50)     ($.49)     ($1.31)

  Weighted Average Common
   Shares Outstanding               2,978        2,226      2,978        2,156


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

  Other income/expense of $302,000 for the three months ended June 30, 1995 is primarily comprised of income from its contract manufacturing arrangements with several pharmaceutical concerns, offset by a charge for the cancellation of the stock subscription receivable and related interest from a former officer of the Registrant. (See "Item 1. Legal Proceedings").

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

  Other income/expense of $63,000 for the six months ended June 30, 1995 is primarily comprised of the $380,000 gain recognized upon the sale of the Registrant's Belmacina trademark in Spain, which was previously reflected in the Registrant's consolidated financial statements as deferred revenue as of December 31, 1994. The Registrant has since completed all requirements for the transfer of the trademark to the purchaser. The transfer of the trademark is expected to occur in the third quarter of 1995. Also included, is income from its contract manufacturing arrangements with several pharmaceutical concerns, offset by a charge for the cancellation of the stock subscription receivable and related interest from a former officer of the Registrant. (See "Item 1. Legal Proceedings"). One-half of the loss (approximately $37,000) incurred by Maximed Pharmaceuticals, the Registrant's partnership with Maximed Corporation, is also included in Other income/expense in the six months ended June 30, 1995. Although the Registrant is in a dispute with, and has filed an action against, its partner, and has ceased funding the partnership's activities until such dispute is resolved, appropriate operating costs have been accrued and charged to operations during the six months ended June 30, 1995 (See "Item 1. Legal Proceedings").


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





                                            BELMAC  CORPORATION
                                            Registrant


  December 21, 1995                By:     /s/  James  R.  Murphy
                                           ----------------------
                                           James R. Murphy
                                           President and Chief Executive Officer
                                            (principal executive officer)


  December 21, 1995                 By:     /s/ Michael D. Price
                                           ----------------------
                                            Michael D. Price
                                            Vice President, Chief Financial
                                             Officer, Treasurer and Secretary
                                             (principal financial and accounting
                                             officer)