Form 10-K/A
period 1994-12-31
BENTLEY PHARMACEUTICALS INC
filed 1996-02-12
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                         Amendment No. 1 on FORM 10-K/A

              FOR ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1994.    Commission File Number: 1-10581

                          BENTLEY PHARMACEUTICALS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                            59-1513162
 --------------------------------------------    -------------------
(State or other jurisdiction of incorporation     (I.R.S. Employer
               or organization)                   Identification No.)


One Urban Centre, Suite 550, 4830 West Kennedy Blvd., Tampa, FL          33069
---------------------------------------------------------------------  ---------
              (Address of principal executive offices)                 Zip Code)

         Registrant's telephone number, including area code:    (813) 286-4401
                                                           ---------------------

           Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class              Name of Each Exchange on Which Registered
      -------------------              -----------------------------------------
   Common Stock, par value                       American Stock Exchange
         $.02 per share

        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes  x   No
                        ----    ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 20, 1995, the aggregate market value of the Common Stock of the Registrant, its only class of voting securities, held by non-affiliates of the Registrant was approximately $8,215,190, calculated on the basis of the closing price of such stock on the American Stock Exchange on such date.

The number of shares outstanding of the Registrant's Common Stock on March 20, 1995 was 29,773,414.

Portions of the Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL:
--------

Bentley Pharmaceuticals, Inc. (the "Registrant") is an international pharmaceutical and health care company with its primary focus on the development and marketing of pharmaceutical and health care products. Substantially all of its revenues have come from its operations in France and Spain; however, the Registrant began limited marketing of health care products in the United States in 1994.

Effective December 31, 1992, the Registrant changes its fiscal year ended from June 30 to December 31. The Registrant incurred a net loss of $3,578,000 for the year ended December 31, 1994. The Registrant intends to continue to focus its efforts on business activities which management believes should result in operating profits in the future, of which there can be no assurance. To improve its results, the Registrant's management will focus on increasing higher margin pharmaceutical and health care product sales, controlling expenses through its austerity program, careful prioritization of research and development projects resulting in continued low overall research and development expenditures, and potentially acquiring marketable products or profitable companies in the United States or Europe that are compatible with the Registrant's strategy for growth. See "--Liquidity and Capital Resources." Currently, the profit margins for the products sold by the Registrant's subsidiary in Spain are significantly higher than those generated by the Registrant's subsidiary in France. For business segment information on the Registrant's operations outside the United States, see Note 14 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS:
----------------------

FISCAL YEAR ENDED DECEMBER 31, 1994 VERSUS FISCAL YEAR ENDED DECEMBER 31, 1993:

The Registrant reported sales of $26,284,000 and a net loss of $3,578,000 or $1.56 per share for the fiscal year ended December 31, 1994, compared to sales of $19,849,000 and a net loss of $10,236,000 or $6.32 per share for the prior year.

         SALES AND COST OF SALES

The 32% increase in sales is primarily a result of increased sales by the Registrant's subsidiary in France, Chimos/LBF. Gross margins for the year ended December 31, 1994 averaged 18% compared with 24% in the prior year. The lower margins are primarily a result of the lower gross margins experienced by Chimos/LBF's distribution operations, whose sales accounted for approximately 77% of revenues, compared with 68% in the prior year. The lower gross margins experienced by the Registrant in France were only partially offset in Spain, where Laboratorios Belmac is experiencing margins substantially higher than those in France.

         OPERATING EXPENSES

Selling, general and administrative expenses were $7,716,000, or 29% of sales, for the year ended December 31, 1994 compared with $9,170,000, or 46% of sales, for the prior year. The decrease from 46% to 29% of sales is primarily attributable to adjustments to accruals for tax contingencies, related primarily to product registration taxes, totaling $1,645,000, which are no longer considered probable and to cost control measures implemented by the Registrant and reduced marketing costs in France due to the suspension of marketing of Biolid during the fourth quarter of 1993. Notwithstanding these efforts, selling and marketing costs continue to be significant and necessary expenses in connection with the Registrant's plans to increase market share in Spain. To the extent practical, however, the Registrant intends to continue its efforts to control general and administration expenses as part of its austerity program.

Research and development expenses were $759,000 for the year ended December 31, 1994 compared to $1,555,000 in the prior year. The 51% decrease reflects the results of a thorough review of all research and development activities and the establishment of priorities based upon both technical and commercial criteria. During 1994, the Registrant did not commence any new research and development programs. It did, however, continue certain programs already in progress, including a Biolid pharmacokinetics trial. The Registrant intends to continue to carefully manage its research and development expenditures in the future in view of its limited resources.

Depreciation and amortization expenses were $575,000 for the year ended December 31, 1994 compared to $756,000 for the prior year. The 24% decrease is primarily attributable to the write-off of Drug Licenses and Product Rights as of December 31, 1993, and the 1994 sale of its Spanish ciprofloxacin antibiotic, Belmacina(R), resulting in reduced amortization charges.

         OTHER INCOME/EXPENSE

Other income/expense for the year ended December 31, 1994 included the gain recognized upon the 1994 sale of the Registrant's Spanish rights to its ciprofloxacin antibiotic, Belmacina(R), of approximately $884,000.

FISCAL YEAR ENDED  DECEMBER 31, 1993 VERSUS  TWELVE  MONTHS  ENDED  DECEMBER 31,
1992:

The Registrant reported revenues of $19,849,000 and a net loss of $10,236,000 or $6.32 per share for the year ended December 31, 1993, compared to revenues of $19,217,000 and a net loss of $27,023,000 or $23.70 per share for the same period in the prior year.

         SALES AND COST OF SALES

While 1993 revenues increased slightly, their composition changed significantly. Sharply reduced sales at Laboratoires Belmac due to its divestiture of Amodex(R) and decreased promotion and the resulting reduction in sales of its sachet formulation of Biolid were more than offset by increases in sales generated by Chimos. Gross margins for the year ended December 31, 1993 averaged 24% compared to 37% in the comparable period of the prior year. The lower margins were primarily a result of the lower gross margins experienced by Chimos'
distribution operations, whose sales accounted for approximately 68% of revenues, as compared to 52% in the comparable period of the prior year and to low gross margin contributions from Laboratories Belmac's sales due to the fact that Amodix(R) and Biolid inventories were adjusted downward to net realizable value as of December 31, 1992. The lower gross margins experienced by the Registrant in France were only partially offset in Spain, where Laboratorios Belmac experienced margins substantially higher than those in France.

         OPERATING EXPENSES

Selling, general and administrative expenses were $9,170,000 for the year ended December 31, 1993 compared to $15,724,000 for the same period in the prior year. The decrease was primarily attributable to cost control measures implemented by the Registrant and reduced marketing costs in

France due to the divestiture of Amodex(R) and the decreased promotion of its sachet formulation of Biolid.

Research and development expenses were $1,555,000 for the year ended December 31, 1993 compared to $7,339,000 in the comparable period of the prior year. The decrease reflected the results of a thorough review of all research and development activities, and the establishment of priorities based upon both technical and commercial criteria. Biolid (tablet formulation) was the primary focus in research and development.

Depreciation and amortization expenses were $756,000 for the year ended December 31, 1993 compared to $1,497,000 for the same period in the prior year. The decrease was primarily attributable to the write-down of drug licenses and product rights and to the divestiture of Amodex(R).

As a result of the decision to withdraw the sachet formulation of Biolid from the French market, the Registrant recorded an expense of $2,241,000 in the fourth quarter of 1993, reflecting the write-off of the capitalized costs with respect to the sachet formulation of Biolid, Biolid sachet inventories, and costs associated with refunding certain costs to the potential buyer of these rights.

The Registrant agreed in 1993 to issue to plaintiffs in class action litigation, shares of its Common Stock with a market value of $1,000,000. The Registrant accrued this amount as a non-current liability as of December 31, 1993.

         OTHER INCOME/EXPENSE

The provision for income taxes of $343,000 for the twelve months ended December 31, 1992 was a result of foreign taxes on profits generated by Chimos in 1992. Chimos was not eligible to file a consolidated income tax return with Laboratoires Belmac in France until 1993; therefore, the Laboratoires Belmac losses were not available to offset Chimos' taxable profits in 1992. No such provision was required for the year ended December 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Total assets increased from $16,160,000 at December 31, 1993 to $16,332,000 at December 31, 1994, while Common Stockholders' Equity increased from $2,941,000 at December 31, 1993 to $4,980,000 at December 31, 1994. The increase in Common Stockholders' Equity is primarily a result of net proceeds of approximately $3,384,000 received from private placements of Common Stock and warrants and approximately $693,000 received from stock subscriptions receivable, offset by losses incurred by the Registrant for the period. Common Stockholders' Equity also increased by $1,000,000 as a result of the issuance of Common Stock to settle a class action litigation.

The Registrant's working capital was $1,928,000 at December 31, 1994 compared to $2,043,000 at December 31, 1993. Marketable securities were liquidated during 1994 to satisfy liabilities of the Registrant. Receivables increased as a result of the growth in the Registrant's business as well as the $1,140,000 receivable from the sale in Spain of its ciprofloxacin antibiotic, Belmacina(R), of which $760,000 has been received subsequent to year end. Accounts payable increased in part due to the increased level of business and in part due to the Registrant's careful management of its limited liquid resources.

Investing activities provided net cash of $134,000 for the year ended December 31, 1994, including proceeds from the sale of the Registrant's ciprofloxacin antibiotic, Belmacina(R) in Spain, which was sold for $1,556,000 and generated a gain of $884,000 (See Note 8). The Registrant also sold certain investments during 1994 generating proceeds of $1,040,000. The Registrant invested $648,000 in its partnership with Maximed Corporation (named Maximed Pharmaceuticals) for development of hydrogel based feminine healthcare products. Management believes that it is possible to introduce its first product to the market in 1996 if a dispute with its partner can be resolved and product development progresses as planned. Investing activities also included a repayment to Evans Medical S.A. of $793,000 for amounts due relating to the cancellation of the proposed sale of the marketing rights to the sachet formulation of Biolid(R) in France in 1993.

Financing activities (primarily receipt of proceeds from private placements and from stock subscriptions receivable) provided net proceeds of $3,439,000 for the year ended December 31, 1994, while operating activities for the year ended December 31, 1994 required net cash of $3,415,000.

In the past, the Registrant has experienced lower sales in the fourth calendar quarter of each year. Should the Registrant begin large sales of a pharmaceutical product whose sales are seasonal, seasonality of its sales may become more significant.

A substantial amount of the Company's business is conducted in France and Spain and is therefore influenced by the extent to which there are fluctuations in the dollar's value against such countries' currencies. The effect of foreign currency fluctuations on long lives assets for the year ended December 31, 1994 was an increase of $443,000 and the cumulative historical effect at September 30, 1995 was a decrease of $1,101,000 as reflected in the Company's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. Although exchange rates fluctuated significantly in recent months, the Registrant does not believe that the effect of foreign currency fluctuation is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. The Registrant relies primarily upon financing activities to fund the operations of the Registrant in the United States and has not transferred significant amounts into or out of the United States in the recent past. In the event that the Registrant is required to fund United States operations with funds generated in France or Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

The Registrant continues to experience negative cash flows from operating activities, and will need to secure additional financing during 1995 in order to fund its operations, including financing which its partnership with Maximed Corporation may require to develop and market its hydrogel-based formulation with extended duration. (See Item 3. Legal Proceedings.) The Registrant may seek to enter into a partnership or other collaborative funding arrangement with respect to future clinical trials (see "Results of Operations"). There can be no assurance that the Registrant can secure such financing under favorable terms if at all. The Registrant, however, continues to explore alternative sources for financing its business. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products and the sale of a minority interest in one or more of its subsidiaries. Management expects that if it is successful in completing the financing arrangements that it is actively pursuing, by carefully prioritizing research and development activities, and continuing its austerity program implemented in early 1993, the Registrant should have sufficient liquidity to fund operations through 1995.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BENTLEY PHARMACEUTICALS, INC.


                                   By: /s/ Michael D. Price
                                      ------------------------------------------
                                      Michael D. Price
                                      Vice President and Chief Financial Officer

Dated: February 12, 1996