Form 10-Q/A
period 1995-09-30
BENTLEY PHARMACEUTICALS INC
filed 1996-02-13
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 Amendment No.2

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


                          BENTLEY PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


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
                                                    ------------------------

                               BELMAC CORPORATION
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

RESTATEMENT:

The Statement of Operations for the nine months ended September 30, 1995 was amended to reflect the following changes in estimates and correction of accounting treatment for the write-off of a stock subscription receivable:

The quarter ended June 30, 1995 included the resolution of litigation with the Company's former Chief Financial Officer. As a result of the verdict reached, the Company was required to cancel a note receivable balance and the related accrued interest relative to a stock subscription receivable from the former officer. The Company originally accounted for this transaction as an expense of $121,000 related to the accrued interest which was written off and as an adjustment to equity to eliminate the remaining $412,000 of the note receivable for stock subscriptions. However, as a result of the verdict, the former Chief Financial Officer was allowed to retain the Common Stock related to the note receivable. Therefore, the Company has adjusted the results of operations to expense the full balance of the note receivable and the related accrued interest receivable. The net effect of this adjustment was to increase net loss for the quarter ended June 30, 1995 by $412,000 or $.01 per common share.

In the quarter ended September 30, 1995, the allowance for obsolete inventory was increased by $290,000, resulting in an increase in Cost of Sales, to adequately provide for slow moving inventory. Secondly, the Company reversed an overaccrual for a liability in the amount of $368,000 resulting in an increase in Other Income. The Company also reduced an allowance on a note receivable from its former Chief Executive Officer as a result of settlement of litigation and commercialization of a product resulting in an increase in Other Income of $360,000. The net result of these changes in estimates is a decrease in net loss for the quarter ended September 30, 1995 from $568,000 or $.20 per common share to $130,000 or $.06 per common share.

The combined effect on the nine months ended September 30, 1995 of all of the changes discussed above was a decrease in net loss from $1,545,000 or $.56 per common share to $1,519,000 or $.55 per common share.


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

Interest expense was $89,000 for the quarter ended September 30, 1995 compared to $53,000 for the same period of the prior year. The 68% increase reflects interest cost on higher average outstanding balances on revolving lines of credit, which are used to finance working capital needs. Other income/expense of $837,000 for the three months ended September 30, 1995 is primarily comprised of income from the Registrant's contract manufacturing arrangements in Spain with several pharmaceutical concerns and $360,000 related to settlement of litigation (see "Subsequent Events" in Notes to Consolidated Financial Statements). Other income/expense also includes the effect of a reversal of an overaccrual of a liability related to the proposed sale of Biolid(R), which did not occur, in the amount of $368,000.

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

Interest expense was $215,000 for the nine months ended September 30, 1995 compared to $140,000 for the same period of the prior year. The 54% increase reflects interest cost on higher average outstanding balances on revolving lines of credit, which are used to finance working capital needs. Other income/expense of $900,000 for the nine months ended September 30, 1995 is primarily comprised of $360,000 related to settlement of litigation (see "Subsequent Events" in Notes to Consolidated Financial Statements) and the $380,000 gain recognized upon the sale of the Registrant's Belmacina trademark in Spain, which was previously reflected in the Registrant's consolidated financial statements as deferred revenue as of December 31, 1994. The Registrant has since transferred the trademark to the purchaser and collected the balance of the related receivable in the fourth quarter of 1995. Other income/expense also includes the effect of a reversal of an overaccrual of a liability related to the proposed sale of Biolid(R), which did not occur, in the amount of $368,000, income from the Registrant's contract manufacturing arrangements with several pharmaceutical concerns, offset by a charge for cancellation of the stock subscription receivable and related interest from a former officer of the Registrant (see "Stock Subscriptions Receivable" in Notes to Consolidated Financial Statements). One-half of the loss (approximately $37,000) incurred by Maximed Pharmaceuticals, the Registrant's partnership with Maximed Corporation, is also included in Other income/expense in the nine months ended September 30, 1995. Although the Registrant is in a dispute with, and has filed an action against, its partner, and has ceased funding the partnership's activities until such dispute is resolved, appropriate operating costs have been accrued and charged to operations during the nine months ended September 30, 1995 (See "Item 1. Legal Proceedings").


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



                             BENTLEY PHARMACEUTICALS, INC.


February 12, 1996            By:    /s/ Michael D. Price
                                    --------------------
                                    Michael D. Price
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Secretary (principal financial
                                    and accounting officer)