Form 10-K405
period 1995-12-31
BENTLEY PHARMACEUTICALS INC
filed 1996-04-01
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 (Fee Required) for the fiscal year ended December
         31, 1995
                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 (No Fee Required) for the transition period from
         __________ to ____________

                         Commission File Number 1-10581
                                                -------
                          BENTLEY PHARMACEUTICALS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

              Florida                                  No. 59-1513162
- ---------------------------------             --------------------------------
(State or other jurisdiction                (I.R.S. employer identification no.)
of incorporation or organization)


4830 W. Kennedy Blvd., Suite 550, Tampa, FL                  33609
- -------------------------------------------              -------------
 (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (813) 286-4401
                                                          ----------------------


           Securities registered pursuant to section 12(b) of the Act:

Title  of  each  class            Name of each exchange on which registered
- ----------------------            ------------------------------------------
Common Stock, $.02 par value  American Stock Exchange and Pacific Stock Exchange
Units                         American Stock Exchange and Pacific Stock Exchange
12% Convertible Senior
 Subordinated Debentures American Stock Exchange and Pacific Stock Exchange Class A Redeemable Warrants American Stock Exchange and Pacific Stock Exchange

        Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Title of Class          Aggregate Market Value    As of the Close of Business on
- --------------          ----------------------    ------------------------------
Common Stock,                  $7,493,562                  March 25, 1996
$.02 par value

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of Class          Shares Outstanding        As of the Close of Business on
- --------------          ----------------------    ------------------------------
Common Stock,                  3,330,472                   March 25, 1996
$.02 par value

                       DOCUMENTS INCORPORATED BY REFERENCE
  Proxy Statement for the 1996 Annual Meeting of Stockholders - Incorporated by
                    Reference into Part III of this Form 10-K

                                     PART I


ITEM 1.  BUSINESS

GENERAL

Bentley Pharmaceuticals, Inc., formerly known as Belmac Corporation, (the "Registrant") is an international pharmaceutical and health care company engaged primarily in the manufacturing, marketing and distribution of pharmaceutical products in France and Spain, with limited distribution of health care products and research and development activities in the United States. The Registrant's operations in France consist of the brokerage of fine chemicals and the marketing of ethical drugs. In Spain, the Registrant manufactures, packages and distributes both its own and other companies' pharmaceutical products and has recently begun to emphasize the manufacture of pharmaceuticals under contract. In the United States, the Registrant markets disposable linens to emergency health services which are manufactured under contract. The percentage of the Registrant's total revenues for the year ended December 31, 1995 which are attributable to its operations in France, Spain and the United States are approximately 80%, 19% and 1%, respectively. Limited research and development activities are conducted both in the United States and Europe. The Registrant's chemical and pharmaceutical operations in France and Spain are a result of its 1991 acquisition of Chimos S.A. and the establishment of a pharmaceutical subsidiary in France, Laboratoires Belmac S.A. ("Laboratoires Belmac") (these two entities in France have since been merged into one entity named and referred to herein as Chimos/LBF S.A.) and the 1992 acquisition of Rimafar S.A. (subsequently renamed and referred to herein as "Laboratorios Belmac S.A."), respectively.

The strategic focus of the Registrant has shifted in response to the evolution of the global health care environment. The Registrant has moved from a research and development-oriented pharmaceutical company, developing products from the chemistry laboratory through marketing, to a company seeking to acquire late-stage development compounds that can be marketed within one year, and currently marketed products. As a result of this transition, the Registrant has decreased its research and development expenses dramatically over the past few years as well as implemented cost-cutting measures throughout the Registrant's operations. The Registrant emphasizes product distribution in France and Spain, strategic alliances and product acquisitions, which management of the Registrant expects will move the Registrant closer to profitability in the near future.

The Registrant's sales by its primary product lines are as follows (in thousands):


                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                     1995       1994       1993
                                                    ------     ------     ------
Pharmaceutical and Consumer Health Care Products   $30,226     $26,100   $19,483
Disposable Linen Products                              249         184        56
Other                                                  -0-         -0-       310
                                                   -------     -------   -------
Total                                              $30,475     $26,284   $19,849
                                                   =======     =======   =======
PRODUCT LINES

The Registrant currently manufactures, markets and sells pharmaceutical products in Spain, distributes pharmaceutical and biotechnology products and brokers fine chemicals in France, and markets and sells disposable linens in the United States.

PHARMACEUTICAL MANUFACTURING AND MARKETING IN SPAIN

Laboratorios Belmac S.A., the Registrant's subsidiary in Spain ("Laboratorios Belmac"), manufactures, markets and sells pharmaceutical products whose four primary categories are cardiovascular, neurological, gastrointestinal and antibiotic. The Registrant manufactures over 60 types of pharmaceuticals in its facility in Zaragoza, Spain both for its own sales and under contract for others. The manufacturing facility was recently renovated and brought into full compliance with European Union Good Manufacturing Practices (GMPs). Among the products Laboratorios Belmac manufactures, each of which is registered with Spain's Ministry of Health, are:

         Controlvas(R). Controlvas, whose generic name is enalapril, is an angiotensin converting enzyme inhibitor useful in the treatment of hypertension and congestive heart failure. Enalapril is marketed in the United States by Merck & Company.

         Belmazol(R). Belmazol, whose generic name is omeprazole, is used primarily for hyperacidity problems related to ulcers and, secondarily, for the treatment of gastroesophageal reflux disease. Omeprazole is a proton pump inhibitor which inhibits the hydrogen/potassium ATPase enzyme system at the secretory surface of the gastric parietal cell. Because this enzyme system is regarded as an acid pump within the gastric mucosa, it has been characterized as a gastric acid pump inhibitor in that it blocks the final step of acid production. This compound has been used in combination with antibiotics for the treatment of ulcers when it is suspected that Helicobacter pylori, a bacteria, is the etiologic agent.

         Finedal(R). Finedal is an anti-obesity agent of the amphetamine class for the treatment of obesity in conjunction with dietary control but with reduced adverse effects common to that class of compounds.

         Lopermida(R). Lopermida, whose generic name is loperamide hydrochloride, a product launched by the Registrant in Spain in March 1995, is a compound that inhibits gastrointestinal motility and is useful in the treatment of diarrheal conditions and colitis. Loperamide hydrochloride is marketed in the United States by several drug companies, including McNeil, Proctor & Gamble, Novo Pharm and Geneva.

         Lactoliofil(R). Lactoliofil is an anti-diarrheal agent whose mechanism of action is the restoration of gastrointestinal flora.

         Ergodavur(R),   Neurodavur(R)   and  Neurodavur   Plus(R).   Ergodavur,
Neurodavur and Neurodavur Plus are compounds used for the enhancement of activity in the central and peripheral nervous systems.

         Diflamil(R). Diflamil is an anti-inflammatory analgesic used in the treatment of arthritis.

         Resorborina(R). Resorborina is a compound that has local anesthetic and
anti-inflammatory   properties  for  the  treatment  of  pharyngitis  and  mouth infections.

         Onico-Fitex(R) and Fitex E(R). Onico-Fitex and Fitex E are compounds used to treat local fungal infections, especially around the nails.

         Otogen(R). Otogen is a product used for the treatment of ear infections and ear pain.

         Spirometon(R). Spirometon is a combination of spironolactone and bendroflumethazide useful in the treatment of congestive heart failure, hypertension and edema. (Spirometon is a diuretic that preserves the body's supply of potassium).

         Anacalcit(R). Anacalcit is a calcium binding product used for the treatment of kidney stones. The Spanish government has specifically requested that Laboratorios Belmac continue to manufacture this product, as Laboratorios Belmac is the only supplier of this type of product in Spain.

         Clisemina(R). Clisemina (doxycycline) is a tetracycline antibiotic used for a multitude of infectious diseases.

         Amantadina Juventus(R). Amantadina Juventus is an oral anti-viral agent used in the treatment of viral infections and also has applications in treating Parkinson's Disease.

         Belmacina(R). Belmacina is a ciprofloxacin antibiotic. The Registrant sold its Spanish marketing rights to Belmacina to CEPA, a Spanish company, in 1994 for 200 million Spanish Pesetas

(approximately $1,556,000) and the related trademark to CEPA for 50 million Spanish Pesetas (approximately $380,000) in 1995. The Registrant maintains the right to manufacture and export this product. Belmacina was acquired by the Registrant in September 1992 for approximately $577,000. The gain on sale of the marketing rights (approximately $884,000) was included in the Registrant's income for the year ended December 31, 1994. The Registrant recorded the gain on the sale of the related trademark (approximately $380,000) as deferred revenue in its consolidated financial statements for the year ended December 31, 1994, and recognized such revenue in 1995. See Note 6 of Notes to Consolidated Financial Statements.

         Rimafungol(R).    Rimafungol    is    the    Registrant's    form    of
cyclopiroxolamine, a broad-spectrum antifungal product for treating fungal infections of the skin and vagina.

         Rofanten(R). Rofanten is the Registrant's formulation of naproxen sodium, an anti-inflammatory/analgesic.

         Generic Antibiotics. Laboratorios Belmac produces directly or by contract to others, various other types of generic antibiotics for which patent protection no longer exists, such as amoxicillin, ampicillin (Bactosone Retard(R)) and injectable forms of penicillin.

Controlvas and Belmazol, together, represent approximately 73% of the sales of Laboratorios Belmac.

As the Spanish government did not recognize international conventions for patent protection for pharmaceutical products until 1992, the Registrant, while owning the right to manufacture the drugs described above as well as other pharmaceuticals, will often be one of several companies which has the right to manufacture and sell substantially similar products. The Spanish regulatory authorities specify the amounts each company can charge for its products. Therefore, the Registrant's competitors may sell similar products at the same, higher or lower prices. Many of these competitors are larger, better capitalized and have more developed sales networks than the Registrant.

The Registrant maintains an internal marketing and sales staff of approximately 53, including 34 employees and 19 independent sales representatives working on commission in Spain to market the pharmaceuticals it produces. The Registrant's sales force competes by emphasizing highly individualized customer service.

In 1995, the Registrant commenced the export of pharmaceuticals manufactured by Laboratorios Belmac outside Spain through local distributors and brokers, particularly in Eastern Europe and South America.

CONTRACT MANUFACTURING. Since Laboratorios Belmac currently utilizes less than 100% of its plant capacity to manufacture its own products, Laboratorios Belmac has begun to act as a contract manufacturer of pharmaceuticals owned by other companies such as Rhone-Poulenc's subsidiary Natterman S.A., Ciba Geigy's subsidiary Zyma, Fournier, Italpharmaco, Beijing Pharmaceutical,

Instituto Llorente and Laboratorios Juventus, S.A. Other contracts are contemplated in the near future. The Registrant manufactures these pharmaceuticals to its customers' specifications, packaging them with the customers' labels. Occasionally, to assure product uniformity and quality, employees of these customers will work at the Registrant's manufacturing facility.

     As a result of Spain's entry into the European Union, Spain implemented new pharmaceutical manufacturing standards and the Registrant was required to modify its facility to comply with these regulations. Such renovations were accomplished by Laboratorios Belmac without interruption of sales or distribution. After an inspection, in July 1995 the operating parts of the facility were determined to be in compliance with European Good Manufacturing Practices ("GMPs") by Spain's Ministry of Health.

PHARMACEUTICAL MARKETING AND SALES IN FRANCE

Chimos/LBF S.A., the Registrant's subsidiary in France ("Chimos"), is engaged in the import and distribution of specialty pharmaceutical products to hospitals and others in France. Chimos concentrates on the sale of "orphan drugs" (drugs used for the treatment of rare diseases). The Registrant markets, throughout France, over 26 pharmaceutical products from Europe and the United States.

Chimos is authorized by France's Ministry of Health to act as a distributor of ethical drugs. The primary customer of Chimos is Pharmacie Centrale des Hopitaux, which purchases drugs from Chimos. Among the products that Chimos has been marketing in France is Ceredase, a drug used in the treatment of Gaucher's Disease. Chimos has been marketing Ceredase in France since the drug became available, approximately five years ago. Ceredase is manufactured by Genzyme Corporation of Boston, Massachusetts, which has contracted with Chimos to distribute it in France. The distribution agreement between Genzyme Corporation and Chimos expires on March 31, 1996, and the Registrant has been informed that, although Genzyme may need to rely on Chimos to continue its distribution of Ceredase in April 1996 in order to fill March 1996 orders, such agreement is not expected to be extended or renewed.

Consequently, the Registrant expects its sales in France to decline significantly beginning in the second quarter of 1996 as a result of the expiration of the distribution agreement. Notwithstanding the relative significance of its sales volume, the Ceredase gross margins as a percentage of sales have been minimal, therefore the impact on operating profits is not expected to be material. The Registrant is exploring alternative uses for its working capital that has historically supported the Ceredase distribution arrangement.

Chimos, as one of the authorized distributors of Orphan Drugs in France, is occasionally contacted by manufacturers of such products outside of France to act as their distributor. In addition, the Registrant from time to time supplies Chimos with a list of Orphan Drugs approved by the FDA in the United States and Chimos contacts their manufacturers to seek becoming their distributor in France.

CHEMICAL BROKERAGE. Chimos is engaged in the import and supply in France of approximately 39 fine chemicals, such as furosemide, phenobarbital and trihexyphenidyl HCl, used in the manufacture of pharmaceuticals, from countries such as Japan, Taiwan, China, Pakistan and several European countries. The brokerage of fine chemicals by Chimos provides a necessary link between the manufacturer and end-user. The manufacturer produces the chemicals to meet product specifications and provides a certificate of analysis as to the purity of the chemicals. The products are provided to the end-user, which generally verifies the analysis with its own quality control procedures. Chimos generally acts as agent for the manufacturer, arranging for shipping, import and customs documentation, invoicing and collection of payments. Chimos also acts on occasion on behalf of the end-user, which requests that Chimos source a particular product from one of its sources or conduct a world-wide search for the product.

MARKETING AND DISTRIBUTION OF DISPOSABLE LINENS IN THE UNITED STATES

The Registrant markets and distributes disposable linen products to the emergency health care industry in the United States through Belmac Healthcare Corporation, one of the Registrant's U.S. subsidiaries ("Healthcare"). These disposable linens include products such as blankets, sheets and pillowcases. Customers for these products include distributors to entities which are engaged in the provision of emergency health care services, such as emergency rooms and ambulance services, located primarily in the southwestern and northeastern regions of the United States.

Healthcare receives orders for these products at the Registrant's headquarters in Tampa, Florida. Healthcare subcontracts the manufacturing of the disposable linens in accordance with Healthcare's specifications. The raw materials for these products are provided by Healthcare and stored with one of the manufacturers until needed. Once produced, the products are shipped directly to the customer from the manufacturer or held in inventory in anticipation of customer demand.

The supply of disposable linens to health care providers in the United States is a highly competitive business. Large companies with significantly greater resources than the Registrant, such as Kimberly-Clark Corporation, Minnesota Mining & Mfg. Co., Johnson & Johnson, Owens & Minor Inc., General Medical Corp. and Baxter International Inc., dominate the market. The Registrant concentrates its marketing on the emergency services segment of the health care market, an area which demands greater individual attention. Healthcare believes that it competes on the basis of customer service.

Healthcare advertises this service nationwide through several mediums, such as print advertisements, trade shows and direct mail (sales brochures). Sales from disposable linens increased to $249,000 in 1995 from $184,000 in 1994 and from $56,000 in 1993. The manufacture and sale of disposable linens is subject to regulation by the FDA. The FDA monitors the composition and labeling of health care products, such as disposable linens.

PRODUCTS UNDER DEVELOPMENT

Although the Registrant significantly reduced its research and development activities when it implemented its austerity program in 1993, the Registrant has maintained its rights to a number of selected products. There can be no assurance that the Registrant will have the resources to bring any of these products to market or, if such resources are available, that the products can be successfully developed, manufactured or marketed.

Due to the expense and time commitment required to bring a pharmaceutical product to market, the Registrant is seeking co-marketing, licensing and promotional arrangements and other collaborations with other international or national pharmaceutical companies. Generally, management believes that the Registrant can compete more effectively in certain markets through collaborative arrangements with companies that have an established presence in a particular geographic area and greater resources than those of the Registrant. The Registrant is currently seeking partners to assist in the further development and marketing of Biolid(R) and Alphanon(R).

         BIOLID(R)

Biolid(R) is a non-crystalline form of erythromycin with a potential for enhanced bioavailability (quantity absorbed in blood over time compared to dose received). Initially, Biolid was produced in Europe in a sachet formulation, which is a powder formulation contained in a packet, which is mixed with water prior to oral administration. This formulation for drugs is more popular in Europe than in the United States, necessitating the Registrant's development of a tablet formulation for marketing in the United States. The Registrant was granted a United States patent for Biolid in June 1992. An international patent application covering ten additional countries was granted in January 1994. Regulatory approval was recently received in Spain and an Investigational New Drug Application ("IND") is on file with the FDA.

Initial  Sachet  Formulation  Studies.  Five double  blind  clinical  studies of
Biolid, using its sachet formulation, were completed in 1992 in a total of 612 patients in France, Germany, Belgium and Holland. Four studies used roxithromycin (Rulid, Hoescht-Roussel) as a reference drug, and Biolid showed equal efficacy and tolerance in both lower and upper respiratory tract infections in three of the four studies. In the fifth study, Biolid was compared to a third generation oral cephalosporin, cefpodoxime (Cefodox, Hoescht-Roussel), in upper respiratory tract infections, and again, equal efficacy and tolerance were observed.

France. The Registrant began marketing the sachet formulation of Biolid in France in 1992 after its approval by France's Ministry of Health. During a periodic review of the dossier of Biolid by the Ministry in 1993 which was completed shortly after the Registrant had negotiated the sale of the Registrant's rights to the sachet formulation in France, the Ministry required the suspension of marketing of Biolid pending the provision by the Registrant of additional clinical data regarding the mechanisms for the comparatively enhanced absorption of the Biolid sachet. This suspension was unrelated to safety or efficacy issues. The sale of the rights to Biolid did not occur. The Registrant believes that once the additional technical information requested has been provided to the French regulators, the regulators should agree to the continued marketing of the sachet formulation. However, due to the cost of such a study, at this time the Registrant will not fund additional clinical studies of the sachet formulation in France without a collaborative partner. The Registrant believes that the likelihood of obtaining a partner in France is currently remote. See Note 6 of Notes to Consolidated Financial Statements.

Spain. The Registrant received approval by Spain's Ministry of Health in 1994 for marketing the sachet formulation of Biolid in Spain at a price lower than that requested by the Registrant. In 1995, the Ministry approved a higher price level, pending delivery of the results of a further clinical study demonstrating enhanced bioavailability of Biolid. In addition, once the initial production of a quantity of Biolid has been produced by Laboratorios Belmac in Spain, which will be done using raw materials supplied to Laboratorios Belmac from Chimos, Laboratorios Belmac will use the same clinical study to demonstrate that the manufacturing process used in Spain is substantially similar to that which was successfully used in France and that the formulation produced in Spain yields a final product which meets all regulatory standards. The Registrant currently expects that the clinical study will be performed in two phases. First, a pilot study of six persons will be performed and then, if the results of the pilot study are positive, a larger population will be tested in compliance with the requirements of the Ministry. There can be no assurance that either the pilot study or, if the pilot study is successful, the full study will demonstrate either enhanced bioavailability or substantial similarity. Management of the Registrant does not have sufficient data to be able to accurately predict the outcome of these studies at this time. However, such studies have not been scheduled as a result of the Registrant's strategy that encompasses controlled and prioritized spending with respect to research and development activities.

United States. The Registrant has determined to direct its marketing efforts for Biolid in the United States to the twice-a-day tablet formulation rather than the sachet formulation. The Registrant has performed several pilot studies between 1992 and 1994, the most recent of which indicated that the tablet, given with a high fat meal, had bioavailability which was approximately 25% better when compared on a milligram for milligram basis with a competitive U.S. tablet of erythromycin. These results did not achieve the same level of bioavailability as the initial studies of the sachet formulation. Because of wide variations in the data, an additional study with a larger number of subjects will be required to definitively determine the relative bioavailability of the tablet formulation as compared to standard erythromycin. A study plan was reviewed by the FDA. There can be no assurance that this study will demonstrate enhanced bioavailability. Management of the Registrant does not have sufficient data to be able to accurately predict the outcome of the studies at this time. The Registrant intends to seek collaborative partners to assist in completion of the development and subsequent marketing of this product.

         ALPHANON(R)

Alphanon, the Registrant's original product, was designed for the systemic treatment of hemorrhoids. The drug was originally developed as a liquid formulation for intra-navel transdermal application. A double blind placebo controlled study conducted in France in the late 1980's in 220 patients demonstrated that Alphanon was effective in the treatment of hemorrhoids and hemorrhoidal bleeding. This study was not conducted in complete compliance with Good Clinical Practices.

A transdermal patch, a more convenient formulation, has been developed with ALZA Corporation, and an IND is on file with the FDA. The Registrant satisfactorily completed a Phase I clinical study in December 1992 and is evaluating its alternatives which include continuing development, co-development or divestiture. The Registrant has discontinued all sales and marketing efforts as well as further research and development related to Alphanon pending a decision regarding such alternatives.

         OTHER PRODUCTS

Azaquinone Analogues. The development of the original azaquinone compound was discontinued by the Registrant in 1994, however, numerous analogues were synthesized by the Registrant as part of the development process. Initial in vitro screening showed promising activity against Mycobacterium avium complex
(MAC). The Registrant plans to continue limited additional research on these analogues. The Kuzell Institute in San Francisco, California, under a grant from the National Institutes of Health, is currently conducting research into the efficacy of azaquinone. Should the results of this testing show that an azaquinone analogue has enough unique qualities to distinguish it from other similar products, the Registrant plans to apply for a patent, and ultimately sell the rights to this compound.

Phenantramine Analogue. Phenantramine analogue is a pre-clinical stage antimalarial which has shown effectiveness against sensitive and resistant strains of Plasmodium falciparum. It is currently being reviewed for possible co-development by an unrelated third party. The Registrant is planning no additional in-house research and development activity at this time with respect to this compound.

         PARTNERSHIP VENTURE

In March 1994 the Registrant formed a partnership, through Healthcare's wholly-owned subsidiary, Belmac Hygiene, Inc., with a wholly-owned subsidiary of Maximed Corporation, which is headquartered in New York City, and planned to market, through this partnership, a range of hydrogel based feminine health care products, including a contraceptive, an antiseptic, an antifungal and an antibacterial. In December 1994, the Registrant commenced litigation against its partner claiming interference in the management of the partnership and misrepresentation under the partnership agreement. On January 12, 1996 the Court ruled that the Registrant's reliance on its partner's misrepresentation was not justified and that the Registrant had performed its obligations under the agreement with its partner. Accordingly, the Registrant's claims as well as the counterclaims of its partner were dismissed. Pending resolution of this dispute, the partnership is not actively engaged in the development of any products. The Registrant believes that while introduction of the first product, a contraceptive, is possible in 1996, such introduction is dependent upon a prompt and favorable resolution of the Registrant's dispute with its partner which would include the receipt by the Registrant of the rights to such products.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Registrant purchases, in the ordinary course of business, necessary raw materials and supplies essential to the Registrant's operations from numerous suppliers. There have been no availability problems or supply shortages nor are any anticipated.

PATENTS, TRADEMARKS, LICENSES AND REGISTRATIONS

Although few of the products currently being sold by the Registrant are protected by patents owned by the Registrant, the Registrant believes that patent and trademark protection of the results of the Registrant's research and development efforts will be an essential component to the future success of the Registrant. Accordingly, where possible, patents and trademarks will be sought and obtained in the United States and in all countries of principal marketing interest to the Registrant.

The Registrant has filed numerous patent applications and has been granted a number of patents. However, there can be no assurance that its pending applications will be issued as patents or that any of its issued patents will afford adequate protection to the Registrant or its licensees. In addition, the Registrant also relies on unpatented proprietary technology in the development and commercialization of its products. There is no assurance that others may not independently develop the same or similar technology or obtain access to the Registrant's proprietary technology.

The Registrant also relies upon trade secrets, unpatented proprietary know-how and continuing technological innovations to develop its competitive position. However, there can be no assurance that others may not acquire or independently develop similar technology or, if patents in all major countries are not issued with respect to the Registrant's products, that the Registrant will be able to maintain information pertinent to such research as proprietary technology or trade secrets.

Patents for Biolid were granted in the U.S. in June 1992 and in the following European countries in January 1994: Austria, Belgium, Italy, Liechtenstein, Netherlands, Sweden, Switzerland, U.K., Germany and France. A patent for Biolid in Venezuela was granted in September 1995. A U.S. patent for Phenantramine was granted in October 1993. Trademarks for Biolid are currently registered in France, Ireland, Portugal, Sweden and the U.K. Alphanon trademarks are currently registered in the U.S. and Australia.

In addition, Laboratorios Belmac owns 50 trademarks for pharmaceutical products and one patent for enalapril (which expires in 2005) which were granted by Spain's Bureau of Patents and Trademarks. In Spain, patents expire after 20 years and trademarks expire after 10 years, but can be renewed. All prescription pharmaceutical products marketed by Laboratorios Belmac in Spain have been registered with and approved by Spain's Ministry of Health. To register a pharmaceutical with the Ministry requires the submission of a registration dossier which includes all pre-clinical, clinical and manufacturing information. The registration process generally takes approximately two years.

There can be no assurance that a competitor has not or will not submit additional registrations for products substantially similar to those marketed by Laboratorios Belmac.

COMPETITION

All of the Registrant's current and future products face competition both from existing drugs and products and from new drugs and products being developed by others. This competition potentially includes national and multi-national pharmaceutical and health care companies of all sizes. Many of these other pharmaceutical and health care concerns have greater financial resources, technical staffs and manufacturing and marketing capabilities than the Registrant. Acceptance by hospitals, physicians and patients is crucial to the success of a pharmaceutical or health care product.

The Registrant competes primarily in France and Spain, which are large, developed population centers in Europe with populations of approximately 58,000,000 and 39,000,000 people, respectively. In addition, since both countries are members of the European Union, the Registrant expects to be able to target the European Union's larger population of approximately 442,000,000 as integration eliminates the barriers between countries.

Laboratorios Belmac competes with both large multinational companies and local companies, which produce most of the products Laboratorios Belmac manufactures, on the basis of service and its concentration on select product lines. For example, there are currently 23 companies which market and sell omeprazole, such as Schering-Plough, S.A. Similarly, 20 companies currently sell enalapril, with Merck, Sharp & Dome de Espana, S.A. being the product leader. Others of the products sold by Laboratorios Belmac, such as Onico-Fitex, are more unusual and have fewer competitors. The contract manufacturing performed by Laboratorios Belmac has a number of competitors, including Tadec Meiji Farma, Bama Geve, ReigJofre, Aristegui, and Fournier, S.A.

Chimos, as a distributor and broker of fine chemicals, pharmaceutical intermediates and biotechnology products, competes with numerous multinational companies as well as companies in France, resulting in low product margins despite high volume. Competition in the supply and distribution of pharmaceutical intermediates is particularly strong from a large number of small companies located in Italy, India, Pakistan and China. Certain large multinational companies also compete in the distribution of fine chemicals including Abbott Laboratories--Chemicals Division, The UpJohn Co. and Bayer A.G. The biotechnology industry is currently less competitive as many of such products are Orphan Drugs with low volumes.

CUSTOMERS

The incidence of certain infectious diseases which occur at various times in different areas of the world affects the demand for the Registrant's antibiotic products when they are marketed in each area. Orders for the Registrant's products are generally filled on a current basis, and no order backlog existed at December 31, 1995. Sales of approximately $7,300,000, $8,000,000 and $4,500,000 to Pharmacie Centrale des Hopitaux accounted for approximately 24%, 30% and 23% of the

Registrant's sales for the years ended December 31, 1995, 1994 and 1993, respectively. Due to the March 31, 1996 expiration of the Registrant's distribution agreement with Genzyme Corporation for the distribution of Ceredase, the Registrant expects a significant decrease in sales to this customer in 1996 and beyond (see "--Pharmaceutical Marketing and Sales in France"). The Registrant expects that the loss of this customer would have a material short-term adverse effect on the Registrant's business. No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts at the election of any governmental authority.

RESEARCH AND DEVELOPMENT

In addition to various executive and administrative functions, the Tampa, Florida headquarters of the Registrant serves as a site for direction of limited research and development activities. Research and development activities have also been performed, under contract, by various universities and consulting research laboratories. The Registrant has a research and development portfolio of four pharmaceutical products, with a primary focus on anti-infectives. See "--Products under Development." These products are protected by two patents and one patent application in the United States. Patent and patent applications have also been filed in other countries of marketing interest to the Registrant. INDs are on file with the FDA for the macrolide antibiotic, Biolid, and the transdermal anti-hemorrhoidal patch, Alphanon.

The  Registrant  spent  $444,000,  $759,000  and  $1,555,000  in the years ended
December 31, 1995, 1994 and 1993, respectively, on research and development to discover and develop new products and processes and to improve existing products and processes. Expenditures were concentrated in the development of products for the treatment of infectious diseases. These decreases are a result of a thorough review of research and development activities with the establishment of priorities based on both technical and commercial criteria. The Registrant intends to continue to carefully manage such expenditures in view of its limited resources.

Laboratorios Belmac is engaged in limited research of drug delivery systems ("DDS"), such as sustained release and time release formulations, through a collaborative venture with a customer.

REGULATION

The development, manufacture, sale, and distribution of the Registrant's products are subject to comprehensive government regulation, and the general trend is toward more stringent regulation. Government regulation, which includes detailed inspection of and controls over research laboratory procedures, clinical investigations, and manufacturing, marketing, and distribution practices by various federal, state, and local agencies, substantially increases the time, difficulty and cost incurred in obtaining and maintaining the approval to market newly developed and existing products.

United States. The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an IND, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a New Drug Application ("NDA") to the FDA, and (v) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with current GMPs for drugs. To supply products for use in the United States, foreign manufacturing establishments must comply with GMPs and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

Clinical trials are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate clinical efficacy further and to further test for safety within an expanded patient population at multiple clinical study sites. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if there are significant safety issues.

The results of the preclinical and clinical trials are submitted to the FDA in the form of a NDA for marketing approval. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review process and may delay marketing approval. After FDA approval for the initial indications, further clinical trials would be necessary to gain approval for the use of the product for any additional indications. The FDA may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

Under the Orphan Drug Act, the FDA may designate a product or products as having Orphan Drug status to treat a "rare disease or condition," which is a disease or condition that affects populations of less than 200,000 individuals in the United States or, if victims of a disease number more than 200,000, the sponsor establishes that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product is designated an Orphan Drug, then the sponsor is entitled to recover its costs and the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product, including limited tax credits and high-priority FDA review of an NDA. In addition, the sponsor that obtains the first marketing approval for a designated Orphan Drug for a given indication is eligible to receive marketing exclusivity for a period of seven years.

Spain. As a manufacturer in Spain, which is a member of the European Union, Laboratorios Belmac is subject to the regulations enacted by the European Union. Prior to Spain's entry into the European Union in 1993, the pharmaceutical regulations in Spain were less stringent and Laboratorios Belmac, along with all Spanish companies, have had to modify their procedures to adapt to the new regulations, which are nearly identical to the regulations promulgated by the United States Food & Drug Administration discussed above. In general, these regulations are consistent with the FDA and require a manufacturer of a proposed pharmaceutical to show efficacy and safety. The development process in Spain goes through the same phases (e.g. I, II, III) as in the United States to assure their safety and efficacy. A dossier on each pharmaceutical is prepared which takes approximately two years for review by the Ministry of Health. They then can only be sold to the public with a prescription from a medical doctor.

As most of the pharmaceuticals Laboratorios Belmac produces are subject to this regulatory process, its business can be materially affected by any change in existing regulations. Currently, Laboratorios Belmac has submitted two products for regulatory review by the Spanish Ministry of Health, cisapride and diclofenac, which will be marketed once approved. In addition, Laboratorios Belmac markets 14 products and has two products which have been approved and are in pre-marketing stages.

France. Most of the activities of Chimos are not regulated by France's Ministry of Health, since pharmaceuticals in France are regulated at the level of the manufacturer, as they produce the products, and pharmacists, as they distribute the products to the public. Chimos' distribution activities are not regulated. Chimos has had one regulatory submission at the Ministry of Health for Biolid. See "--Products under Development--Biolid."

General. Continuing studies of the utilization, safety, and efficacy of health care products and their components are being conducted by industry, government agencies, and others. Such studies, which employ increasingly sophisticated methods and techniques, can call into question the utilization, safety, and efficacy of previously marketed products and in some cases have resulted, and may in the future result, in the discontinuance of such products and give rise to claims for damages from persons who believe they have been injured as a result of their use. The Registrant has product liability insurance for such potential claims, however, no such claims have ever been asserted against the Registrant.

The cost of human health care continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations. In the United States, most states have enacted generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a drug for the one prescribed. Federal and state governments continue their efforts to reduce costs of subsidized heath care programs, including restrictions on amounts agencies will reimburse for the use of products. Efforts to reduce health care costs are also being made in the private sector. Health care providers have responded by instituting various cost reduction and containment measures of their own. It is not possible to predict the extent to which the Registrant or the health care industry in general might be affected by the matters discussed above.

Many countries, directly or indirectly through reimbursement limitations, control the selling price of certain health care products. Furthermore, many developing countries limit the importation of raw materials and finished products. In western Europe, efforts are under way by the European Union to harmonize technical standards for many products, including drugs and medical devices, and to make more uniform the requirements for marketing approval from the various ministries of health.

Although the Registrant recently began marketing disposable linen products in the United States, the majority of the Registrant's sales are in France and Spain. International operations are subject to certain additional risks inherent in conducting business outside the United States, including price and currency exchange controls, changes in currency exchange rates, limitations on foreign participation in local enterprise, expropriation, nationalization, and other governmental action.

To the best of its knowledge, the Registrant is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position with respect to any of its operations.

EMPLOYEES

The Registrant and its subsidiaries employ approximately 85 people, 8 of whom are employed in the United States, 5 in France and 72 in Spain as of March 25, 1996. Of such employees, approximately 30 are principally engaged in manufacturing activities, 34 in sales and marketing, 2 in research and development and 19 in management and administration. In general, the Registrant considers its relations with its employees to be good.

FINANCIAL INFORMATION RELATING TO GEOGRAPHIC AREAS  AND FOREIGN
OPERATIONS

For information regarding the Registrant's foreign operations, see Note 12 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

UNITED STATES

The Registrant's corporate headquarters are located at One Urban Centre, Suite 550, 4830 West Kennedy Boulevard, Tampa, Florida 33609 and presently include 14,000 square feet which are occupied in accordance with lease agreements which expire in 1998; however, the Registrant is presently negotiating with its landlord to reduce its office space and consolidate operations into 5,000 square feet of such space.

SPAIN

Manufacturing is performed at the Registrant's facilities in Zaragoza, Spain. These facilities were renovated in 1995 to comply with the requirements for Good Manufacturing Practices (GMPs). The facilities, which are owned by the Registrant, consist of approximately 45,000 square feet located in a prime industrial park and seated on sufficient acreage that would allow for future expansion. The manufacturing facility is capable of producing tablets, capsules, suppositories, creams, ointments, lotions, liquids and sachets, as well as microgranulated and microencapsulated products. The facility also includes analytical chemistry, quality control and quality assurance laboratories. The GMPs certification allows the Registrant to undertake contract manufacturing for a number of international pharmaceutical companies either engaged in or contemplating emergence into the Spanish market. The Registrant's administrative offices in Spain are located in Madrid in approximately 3,000 square feet of newly renovated, leased offices which leases expire in 1998.

FRANCE

Chimos is located in Paris, France in leased office space of approximately 2,000 square feet which leases expire in 1998. Manufacturing is contracted out to SPNE, a semiprivate/government organization, outside of Paris.

The Registrant's facilities are deemed suitable and provide adequate productive capacity for the foreseeable future. In the event the Registrant considers it necessary or appropriate, the Registrant is of the opinion that comparable facilities can be located.

ITEM 3.  LEGAL PROCEEDINGS

Michael M. Harshbarger, a former member of the Registrant's Board of Directors and its former President and Chief Executive Officer filed a suit against the Registrant in November 1993, in the Circuit Court of the Thirteenth Judicial Circuit, State of Florida, Hillsborough County Civil Division, alleging wrongful termination. The plaintiff is seeking monetary damages in excess of $1,400,000. The Registrant views his claim as meritless and intends to vigorously oppose it. The Registrant has filed a counterclaim against Harshbarger for wrongful conversion and civil theft, fraud and deceit, and breach of contract, seeking the return of corporate assets removed by Harshbarger and for restitution related to expenses of a personal nature that he charged to the Registrant's accounts. The Registrant is currently amending its counterclaim to include breach of fiduciary duty. The Registrant is seeking damages from Harshbarger relating to its counterclaim in excess of $1,000,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders of the Registrant was held on December 8, 1995, for the purpose of voting on proposals to amend the Registrant's Articles of Incorporation to increase the number of its authorized shares of Common
Stock, $.02 par value, from 5,000,000 to 20,000,000, and to change the Registrant's name to Bentley Pharmaceuticals, Inc. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

The proposal to increase the number of its authorized shares of Common Stock was approved by the following vote:

          For                    Against                   Non Votes/Abstentions
        -------                ----------                  ---------------------
   2,169,574 (86.6%)         326,097 (13.0%)                   10,965 (0.4%)

The proposal to change the Registrant's name to Bentley Pharmaceuticals, Inc. was approved by the following vote:

          For                    Against                  Non-Votes/Abstentions
        -------               ------------                 ---------------------
   2,379,710 (94.9%)          113,856 (4.6%)                   13,540 (0.5%)

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

On July 31, 1990 and March 27, 1996, the Registrant's Common Stock began trading on the American Stock Exchange and the Pacific Stock Exchange, respectively. It is traded under the symbol BNT. The following table sets forth the high and low sales prices for the Common Stock as reported on the American Stock Exchange for the periods indicated. All prices for the period prior to July 25, 1995 have been adjusted to give retroactive effect to a one-for-ten reverse stock split of the Registrant's Common Stock effected on that date.

Quarter Ended                 High Sales Price                   Low Sales Price
- -------------                 ----------------                   ---------------
March 31, 1994                   $28.75                                $16.25
June 30, 1994                     18.75                                  9.38
September 30, 1994                11.88                                  6.88
December 31, 1994                  9.38                                  5.00

March 31, 1995                    $7.50                                $ 3.13
June 30, 1995                      9.38                                  3.75
September 30, 1995                 8.63                                  4.13
December 31, 1995                  4.63                                  2.06

As of March 25, 1996 there were 2,216 holders of record of the Common Stock. No dividends have ever been declared or paid on the Registrant's Common Stock. The closing price of the Registrant's Common Stock on March 25, 1996 was $2.25 per share.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Registrant and its subsidiaries has been derived from the Registrant's consolidated financial statements. The selected financial data should be read in conjunction with the Registrant's consolidated financial statements and the notes thereto, which should be read in their entirety and are included elsewhere in this Annual Report on Form 10-K. All per share information prior to July 25, 1995 has been adjusted to give retroactive effect to a one-for-ten reverse stock split of the Registrant's Common Stock effected on that date. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.)

SUMMARY OF OPERATIONS


                                                Fiscal Year Ended              Six Months Ended       Fiscal Year
                                                   December 31,                  December 31,         Ended June 30,
                                       -----------------------------------       -----------       --------------------
(In thousands, except per share data)   1995(1)      1994(1)      1993(2)          1992(3)         1992(4)         1991
                                       --------       -------      -------         -------         -------        -----

Sales                                   $30,475       $26,284      $19,849         $ 9,708         $13,138       $    0
Cost of sales                            24,927        21,464       15,100           5,899           8,871            0
                                        --------      --------    ---------        ---------       ---------     --------
Gross margin                              5,548         4,820        4,749           3,809           4,267            0
Operating expenses                        8,198         9,050       14,722          23,493          14,758        2,506
Other (income) expense                     (324)         (652)         263            (153)            320          (30)
                                        --------      --------    ---------        ---------       ---------     --------
Net income (loss)                       $(2,326)      $(3,578)    $(10,236)       $(19,531)       $(10,811)     $(2,476)
                                        ========      ========    =========        =========       =========     ========

Net income (loss) per Common Share      $ ( .83)     $  (1.56)  $    (6.32)       $ (16.60)      $  (11.12)     $ (3.56)
                                        ========     =========  ===========       ==========      ==========     ========

Weighted average number of Common
Shares outstanding                        2,999         2,395        1,655           1,203             997          695
                                        ========     =========   ==========       ==========       ==========    =========

BALANCE SHEET INFORMATION


                                                         At December 31,                                    At June 30,
                                     --------------------------------------------------------       ------------------------
(in thousands)                        1995(1)         1994(1)         1993(2)         1992(3)         1992(4)           1991
                                     --------        --------        --------        --------        -------         -------
Working capital (deficiency)         $ 3,113         $ 1,928         $ 2,043        $(3,842)         $ 8,449         $ (631)
Non-current assets                     6,523           5,644           5,937          13,497          18,643           2,955
Total assets                          16,290          16,332          16,160          21,953          38,753           3,244
Non-current liabilities                2,252             336           2,821           2,349           2,626              93
Redeemable Preferred Stock             2,068           2,256           2,218           7,401           7,164               0
Common Stockholders' Equity
(deficit)                              5,316           4,980           2,941             (95)         17,352           2,231


(1) The Registrant sold its Spanish marketing rights to its ciprofloxacin antibiotic, Belmacina(R), in 1994 and included the gain thereon (approximately $884,000) in Other (Income) Expense in the year ended December 31, 1994 and recorded the anticipated gain on sale of the related trademark of $380,000 as deferred revenue as of December 31, 1994 which was recognized in the year ended December 31, 1995. Other (Income) Expense for the year ended December 31, 1995 also includes the recognition of income of $360,000 from the commercialization of a certain drug provided by the Registrant's former Chairman and Chief Executive Officer, $533,000 of expense related to the settlement of litigation with the Registrant's former Chief Financial Officer and income of $375,000 due to the reversal of an over-accrual for a liability. See Notes 6, 10, 13 and 14 of Notes to Consolidated Financial Statements.


(2) The year ended December 31, 1993 includes the effects of writing off capitalized costs with respect to the sachet formulation of Biolid(R), its noncrystalline form of erythromycin and a charge to earnings for the settlement of class action litigation. See Notes 6 and 10 of Notes to Consolidated Financial Statements.

(3) The Registrant changed its fiscal year end to December 31 effective December 31, 1992 and sold its marketing rights in France to Amodex(R) on January 20, 1993. The six months ended December 31, 1992 include other non-recurring charges totaling $9,321,000.

(4) The Registrant acquired 100% of the shares of Chimos in August 1991 and, accordingly, for accounting purposes, was no longer considered in the development stage of operations. The Registrant also acquired 100% of the shares of Laboratorios Belmac in February 1992, as well as Amodex(R) trademark and licensing rights in France in December 1991.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Registrant is an international pharmaceutical and health care company with its primary focus on the development and marketing of pharmaceutical and health care products. Substantially all of its revenues have come from its operations in France and Spain; however, the Registrant markets disposable linens to emergency health services in the United States.

The Registrant incurred a net loss of $2,326,000 for the year ended December 31, 1995. The Registrant intends to continue to focus its efforts on business activities which management believes should result in operating profits in the future, of which there can be no assurance. To improve its results, the Registrant's management will focus on increasing higher margin pharmaceutical and health care product sales, controlling expenses through its austerity program, careful prioritization of research and development projects resulting in continued low overall research and development expenditures, and potentially acquiring marketable products or profitable companies in the United States or Europe that are compatible with the Registrant's strategy for growth. See "--Liquidity and Capital Resources." Currently, the profit margins for the products sold by the Registrant's subsidiary in Spain are significantly higher than those generated by the Registrant's subsidiary in France. For business segment information on the Registrant's operations outside the United States, see Note 12 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1995 VERSUS FISCAL YEAR ENDED DECEMBER 31, 1994

The Registrant reported revenues of $30,475,000 and a net loss of $2,326,000 or $.83 per common share for the year ended December 31, 1995 compared to revenues of $26,284,000 and a net loss of $3,578,000 or $1.56 per common share for the prior year.

Sales and Cost of Sales. The 16% increase in revenues is primarily attributable to an increase in sales by the Registrant's subsidiary in France, Chimos, which distributes specialty pharmaceutical products and fine chemicals in France. Consolidated gross margins for the year ended December 31, 1995 remained consistent at 18% when compared to the prior year, including the effect of a $571,000 charge to cost of sales in the year ended December 31, 1995, representing an increase in the Registrant's reserves for slow moving or obsolete inventory in Europe. The Registrant's distribution operations in France (Chimos) (whose sales accounted for approximately 80% of revenues) generate relatively low gross margins as opposed to the Registrant's Spanish subsidiary, Laboratorios Belmac (whose sales accounted for approximately 19% of revenues), and is experiencing substantially higher margins. The Registrant expects sales in 1996 to decline as a result of the March 31, 1996 expiration of its distribution agreement for the product, Ceredase, which accounted for approximately 60% of its revenues in 1995. Ceredase gross margins, as a percent of sales, have been minimal; therefore, the impact on operating profits is not expected to be material.

Operating Expenses. Selling, general and administrative expenses were $7,204,000, or 24% of sales, for the year ended December 31, 1995 compared to $7,716,000, or 29% of sales, for the prior year. The decrease from 29% to 24% of sales is primarily attributable to cost control measures implemented by the Registrant. The Company intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $444,000 for the year ended December 31, 1995 compared to $759,000 for the prior year. The 42% decrease reflects the results of a thorough review of all research and development activities and the establishment of priorities based upon both technical and commercial criteria. During this period, the Registrant did not commence any new research and development programs. The Registrant intends to continue to carefully manage its research and development expenditures in the future in view of its limited resources.

Depreciation and amortization expenses remained relatively unchanged at $550,000 for the year ended December 31, 1995 compared to $575,000 in the prior year.

Other Income/Expense. Interest expense was $563,000 for the year ended December 31, 1995 compared to $423,000 for the prior year. The 33% increase reflects approximately $348,000 of fourth quarter interest arising primarily from the Notes sold by the Registrant in its October 1995 private placements and, to a lesser degree, interest on higher average outstanding balances on short term borrowings, which are used to finance working capital needs. Interest income was $3,000 for the year ended December 31, 1995 compared to $123,000 for the prior year. The $120,000 decrease reflects the Registrant's use of its resources for working capital needs, resulting in reduced earnings on liquid assets. Interest expense and interest income will both be higher in 1996 than in 1995 as a result of the Registrant's February 1996 public offering of Units (as hereinafter defined) (See "--Liquidity and Capital Resources -- Financings"). Other income/expense, net, of $884,000 for the year ended December 31, 1995 is primarily comprised of income of $360,000 related to a settlement of litigation (see Note 13 of Notes to Consolidated Financial Statements) and the $380,000 gain recognized upon the sale of the Registrant's Belmacina trademark in Spain, which was previously reflected in the Registrant's consolidated financial statements as deferred revenue as of December 31, 1994. The Registrant has since transferred the trademark to the purchaser and collected the balance of the related receivable in the fourth quarter of 1995. Other income/expense, net, also includes the effect of a reversal of an overaccrual of a liability related to the proposed sale of Biolid, which did not occur, in the amount of $375,000. Also included is income from the Registrant's contract manufacturing arrangements with several pharmaceutical concerns, offset by a charge of $533,000 for cancellation of the stock subscription receivable and related interest from a former officer of the Registrant. One-half of the loss (approximately $37,000) incurred by Maximed Pharmaceuticals, the Registrant's partnership with Maximed Corporation, is also included in other income/expense, net, in the year ended December 31, 1995. Although the Registrant is in a dispute with its partner, and has ceased funding the partnership's activities until such dispute is resolved, appropriate operating costs have been accrued and charged to operations during the year ended December 31, 1995.

FISCAL YEAR ENDED DECEMBER 31, 1994 VERSUS FISCAL YEAR ENDED DECEMBER 31, 1993

The Registrant reported sales of $26,284,000 and a net loss of $3,578,000 or $1.56 per common share for the fiscal year ended December 31, 1994, compared to sales of $19,849,000 and a net loss of $10,236,000 or $6.32 per common share for the prior year.

Sales and Cost of Sales. The 32% increase in sales is primarily a result of increased sales by the Registrant's French subsidiary, Chimos. Gross margins for the year ended December 31, 1994 averaged 18% compared with 24% in the prior year. The lower margins are primarily a result of the lower gross margins experienced by Chimos' distribution operations, whose sales accounted for approximately 77% of revenues, compared with 68% in the prior year. The lower gross margins experienced by the Registrant in France were only partially offset in Spain, where Laboratorios Belmac experienced margins substantially higher than those in France.

Operating Expenses. Selling, general and administrative expenses were $7,716,000, or 29% of sales, for the year ended December 31, 1994 compared with $9,170,000 or 46% of sales for the prior year. The decrease from 46% to 29% of sales is primarily attributable to adjustments to accruals for tax contingencies, related primarily to product registration taxes, totalling $1,645,000, which are no longer considered probable and to cost control measures implemented by the Registrant and reduced marketing costs in France due to the suspension of marketing of Biolid(R) during the fourth quarter of 1993. Notwithstanding these efforts, selling and marketing costs continue to be significant and necessary expenses in connection with the Registrant's plans to increase market share in Spain. To the extent practical, however, the Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program.

Research and development expenses were $759,000 for the year ended December 31, 1994 compared to $1,555,000 in the prior year. The 51% decrease reflects the results of a thorough review of all research and development activities and the establishment of priorities based upon both technical and commercial criteria. During 1994, the Registrant did not commence any new research and development programs. It did, however, continue certain programs already in progress, including a Biolid(R) pharmacokinetic trial. The Registrant intends to continue to carefully manage its research and development expenditures in the future in view of its limited resources.

Depreciation and amortization expenses were $575,000 for the year ended December 31, 1994 compared to $756,000 for the prior year. The 24% decrease is primarily attributable to the write-off of Drug Licenses and Product Rights as of December 31, 1993, and the 1994 sale of its Spanish ciprofloxacin antibiotic, Belmacina(R), resulting in reduced amortization charges.

Other Income/Expense. Other income/expense for the year ended December 31, 1994 included the gain recognized upon the 1994 sale of the Registrant's Spanish rights to its ciprofloxacin antibiotic, Belmacina(R) of approximately $884,000.

LIQUIDITY AND CAPITAL RESOURCES

Total assets decreased from $16,332,000 at December 31, 1994 to $16,290,000 at December 31, 1995, while Common Stockholders' Equity increased 7% from $4,980,000 at December 31, 1994 to $5,316,000 at December 31, 1995. The increase in Common Stockholders' Equity reflects primarily the collection of stock subscription receivables of $562,000, net proceeds of $470,000 from issuance of 251,000 shares of Common Stock which were included as components of two private placements in October 1995, conversion of 10,000 shares of Series A Preferred Stock, resulting in $340,000 of additional Common Stockholders' Equity, conversion of stock purchase warrants to purchase 90,000 shares of Common Stock, resulting in $214,000 of additional Common Stockholders' Equity and fluctuation in the exchange rates of European currencies compared to the U.S. Dollar of $507,000, offset by the net loss of $2,326,000 incurred by the Registrant during the year ended December 31, 1995.

The Registrant's working capital increased from $1,928,000 at December 31, 1994 to $3,113,000 at December 31, 1995. Receivables decreased from $7,609,000 at December 31, 1994 to $6,836,000 at December 31, 1995 primarily as a result of collecting $1,140,000 during 1995, from the 1994 sale of Belmacina(R) in Spain. A significant portion of the Registrant's trade receivables arise from sales of pharmaceutical and health care products to the French government. Payment terms for such sales are typically 90 to 100 days. The Registrant has not experienced any material delinquent accounts. Inventories decreased from $1,247,000 at December 31, 1994 to $1,054,000 at December 31, 1995 primarily due to an increase in the Registrant's reserves for slow-moving or obsolete inventory in Europe of $571,000. The combined total of accounts payable and accrued expenses were reduced from $7,656,000 at December 31, 1994 to $5,455,000 at December 31, 1995. The $2,201,000 decrease reflects a liquidation of such amounts using the proceeds of the October 1995 private placements, a portion of which balance at December 31, 1995 is included in long-term debt as a result of refinancing such obligations with long term borrowings in February 1996, and a portion of which is reflected as part of Common Stockholders' Equity. Short-term borrowings at December 31, 1995 totaled $1,197,000, compared to $663,000 at December 31, 1994 and was used for working capital purposes (primarily the purchase of inventories in France and Spain, and short-term borrowings used to finance factory renovations in Spain).

Investing activities, including the collection of approximately $1,140,000 from the 1994 sale of Belmacina and proceeds from the sale of investments available for sale of $214,000, as well as an investment in the Registrant's Spanish manufacturing facilities of approximately $603,000, in investments available for sale of $147,000 and the acquisition of a Spanish product license for $156,000, provided net cash of $435,000 during the year ended December 31, 1995. Financing activities (primarily private placements of promissory notes and shares of
Common Stock, which provided net proceeds of approximately $1,583,000, collection of a stock subscription receivable, net, of $506,000, net proceeds of approximately $214,000 from conversion of a stock purchase warrant, and proceeds from other borrowings) provided net proceeds of $2,744,000 for the year ended
December 31, 1995. See additional discussion of financing activities below. Operating activities for the year ended December 31, 1995 required net cash of $3,337,000.

The Registrant continues to experience negative cash flows from operating activities, and completed private placements of its securities totaling $1,770,000 during October 1995 in order to fund its operations and completed a public offering of its securities in February 1996 to provide further liquidity. See "--Financings" below and Note 15 of Notes to Consolidated Financial Statements. The Registrant may seek to enter into a partnership or other collaborative funding arrangement with respect to future clinical trials of its products under development. The Registrant, however, continues to explore alternative sources for financing its business. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products and the sale of a minority interest in, or certain of the assets of, one or more of its subsidiaries. Management expects that as a result of completing its recent financings and by carefully prioritizing research and development activities and continuing its austerity program, the Registrant should have sufficient liquidity to fund operations into 1997.

Seasonality. In the past, the Registrant has experienced lower sales in the fourth calendar quarter of each year. Should the Registrant begin large sales of a pharmaceutical product whose sales are seasonal, seasonality of its sales may become more significant.

Currency. A substantial amount of the Registrant's business is conducted in France and Spain and is therefore influenced by the extent to which there are fluctuations in the dollar's value against such countries' currencies. The effect of foreign currency fluctuations on long lived assets for the year ended December 31, 1995 was an increase of $507,000, and the cumulative historical effect at December 31, 1995 was a decrease of $594,000, as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. Although exchange rates fluctuated significantly in recent months, the Registrant does not believe that the effect of foreign currency fluctuation is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. The Registrant relies primarily upon financing activities to fund the operations of the Registrant in the United States and has not transferred significant amounts into or out of the United States in the recent past. In the event that the Registrant is required to fund United States operations with funds generated in France or Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

Financings. To finance its operations, in October 1995 the Registrant conducted two private placements of its securities. In the first placement, the Registrant sold to certain purchasers for an aggregate purchase price of $720,000, 120,000 shares of the Registrant's Common Stock and 12% promissory notes in the aggregate principal amount of $720,000 which became payable in full upon the earlier of July 31, 1996 or the closing of a public offering of the Registrant's securities. In the second placement, the Registrant sold to certain purchasers for an aggregate purchase price of $1,050,000, 131,250 shares of Common Stock and 12% promissory notes in the aggregate principal amount of $1,050,000 which became payable in full upon the earlier of September 30, 1996 or the completion of a public offering. A public offering was completed in February 1996 and all of such notes were repaid at that time or converted into Units.

An aggregate of 6,900 Units were sold in the February 1996 public offering (the "Public Offering"). Each Unit ("Unit") consists of a One Thousand Dollars ($1,000) Principal Amount 12% Convertible Senior Subordinated Debenture due February 13, 2006 ("Debenture") and 1,000 Class A Redeemable Warrants, each to purchase one share of Common Stock and one Class B Redeemable Warrant. Two Class B Redeemable Warrants entitle a holder to purchase one share of Common Stock. The Debenture and Class A Redeemable Warrants presently trade only as a Unit and may not be detached within six months of issuance without the underwriter's prior consent. Interest is payable quarterly.

The Debentures are convertible prior to maturity, unless previously redeemed, at any time commencing February 14, 1997 (the "Anniversary Date") into shares of Common Stock at a conversion price per share of the lesser of $2.50 or 80% of the average closing price of the Common Stock on the American Stock Exchange for the 20 consecutive trading days immediately preceding the Anniversary Date.

Gross and net proceeds (after deducting underwriting commissions and the other expenses of the offering), were approximately $6,900,000 and $5,700,000, respectively, a portion of which were used to retire $1,770,000 principal balance of debt incurred in the private placements discussed above.

Of the Unit purchase price of $1,000, for financial reporting purposes, the consideration allocated to the Debenture is $722, to the conversion discount feature of the Debenture is $224 and to the 1,000 Class A Warrants is $54. None of the Unit purchase price is allocated to the Class B Warrants. Such allocation is based upon the relative fair values of each security on the date of issuance. Such allocation resulted in recording a discount on the Debentures of $1,915,000. The effective interest rate on the Debentures is 18.1%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS OF THE REGISTRANT

The following information is furnished with respect to each director and executive officer of the Registrant.

                                                                        Year
                               Positions                                First
                               the Registrant             Class of      Became
Name                   Age     Presently Held             Director      Director
- ----                   ---     --------------             --------      --------

James R. Murphy        46      Chairman, President,       III           1993
                               Chief Executive Officer
                               and Director

Robert M. Stote, M.D.  56      Senior Vice President,     III           1993
                               Chief Science Officer and
                               Director

Michael D. Price       38      Vice President,            II            1995
                               Chief Financial Officer,
                               Treasurer, Secretary and
                               Director

Randolph W. Arnegger   51      Director                   II            1994

Charles L. Bolling     72      Director                   II            1991

Doris E. Wardell       57      Director                   I             1994


JAMES R. MURPHY became President and Chief Operating Officer of the Registrant on September 7, 1994, was named Chief Executive Officer effective January 1, 1995 and became Chairman of the Board on June 9, 1995. Prior to rejoining the Registrant, Mr. Murphy served as Vice President of Business Development at MacroChem Corporation, a publicly owned pharmaceutical company, from March 1993 through September 1994. From September 1992 until March 1993, Mr. Murphy served as a Consultant to the pharmaceutical industry with his primary efforts directed toward product licensing. Prior thereto, Mr. Murphy served as Director - Worldwide Business Development and Strategic Planning of the Registrant from December 1991 to September 1992. Mr. Murphy previously spent 14 years in basic pharmaceutical research and product development with SmithKline Corporation and in business development with contract research laboratories. Mr. Murphy received a B.A. in Biology from Millersville University.

ROBERT M. STOTE, M.D. became Senior Vice President and Chief Science Officer of the Registrant in March 1992. Prior to joining the Registrant, Dr. Stote was employed for 20 years by SmithKline Beecham Corporation serving as Senior Vice President and Medical Director, Worldwide Medical Affairs from 1989 to 1992, and Vice President-Clinical Pharmacology-Worldwide from 1987 to 1989. From 1984 to 1987 Dr. Stote was Vice President-Phase I Clinical Research, North America. Dr.

Stote was Chief of Nephrology at Presbyterian Medical Center of Philadelphia from 1972 to 1989 and was Clinical Professor of Medicine at the University of Pennsylvania. Dr. Stote received a B.S. in Pharmacy from the Albany College of Pharmacy, an M.D. from Albany Medical College and is Board Certified in Internal Medicine and Nephrology. He was a Fellow in Nephrology and Internal Medicine at the Mayo Clinic and is currently a Fellow of the American College of Physicians.

MICHAEL D. PRICE became Chief Financial Officer, Vice President/Treasurer and Secretary of the Registrant in October 1993, April 1993 and November 1992, respectively. He has served the Registrant in other capacities since March 1992. Prior to joining the Registrant, he was employed as a financial and management consultant with Carr Financial Group in Tampa, Florida from March 1990 to March 1992. Prior thereto, he was employed as Vice President of Finance with Premiere Group, Inc., a real estate developer in Tampa, Florida from June 1988 to February 1990. Prior thereto, Mr. Price was employed by Price Waterhouse in Tampa, Florida from January 1982 to June 1988 where his last position with that firm was as an Audit Manager. Mr. Price received a B.S. in Business Administration with a concentration in Accounting from Auburn University and an M.B.A. from Florida State University. Mr. Price is a Certified Public Accountant in the State of Florida.

RANDOLPH W. ARNEGGER is the President of Vantage Point Marketing a developer and producer of continuing medical education programs, medically oriented direct mail programs and medical convention programs, a position he has held since 1986. Prior thereto, Mr. Arnegger served as Vice President of Account Services for Curtin & Pease/Peneco, a national direct mail firm, and Vice President for Pro Clinica, a medical advertising agency in New York.

CHARLES L. BOLLING served from 1968 to 1973 as Vice President of Product Management and Promotion (U.S.), from 1973 to 1977 as Vice President of Commercial Development and from 1977 to 1986 as Director of Business Development (International) at SmithKline & French Laboratories. Mr. Bolling has been retired since 1986.

DORIS E. WARDELL has been a consultant in the health care industry since July 1995, assisting clients with solutions with respect to patient care and nurse satisfaction issues. Prior thereto, she was Assistant Professor/Clinical Services Coordinator at the University of Utah College of Nursing from April 1994 to July 1995, and was previously involved in Integrated Care special projects at Allegheny General Hospital, serving as Acting Vice President of Nursing at Allegheny General Hospital from September 1992 to June 1994 and Assistant Vice President of Nursing from December 1989 to September 1992. Prior thereto, Mrs. Wardell served as Vice President of Administration at Beaver Medical Center from April 1987 to November 1989. From March 1980 to April 1987, she was employed by Chestnut Hill Hospital as Vice President of Nursing and Director of Nursing Services from August 1978 to March 1980.

The Registrant is currently in arrears on two annual dividend payments on its Series A Preferred Stock and, therefore, the holders of the Series A Preferred Stock have the right, as a class, to elect two additional members of the Registrant's Board of Directors. As of the date hereof, the holders have not exercised such right.

The Registrant's Articles of Incorporation and By-Laws provide for a classified Board of Directors. The Board is divided into three classes, designated Class I, Class II and Class III. The director included in Class I above will hold office until the 1997 Annual Meeting of Stockholders. The directors included in Class II above will hold office until the 1998 Annual Meeting of Stockholders. The directors included in Class III above will hold office until the 1996 Annual Meeting of Stockholders.

COMPLIANCE WITH SECTION 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant's executive officers and directors, and any persons who own more than 10% of any class of the Registrant's equity securities, to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and the American Stock Exchange and to furnish the Registrant with copies of such reports. To the Registrant's knowledge during the year ended December 31, 1995, all Section 16(a) filing requirements have been satisfied.

ITEM 11. EXECUTIVE COMPENSATION

The  information  called for by this item is  incorporated  by  reference to the
Registrant's   definitive  Proxy  Statement  for  the  1996  Annual  Meeting  of
Stockholders to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  information  called for by this item is  incorporated  by  reference to the
Registrant's   definitive  Proxy  Statement  for  the  1996  Annual  Meeting  of
Stockholders to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  called for by this item is  incorporated  by  reference to the
Registrant's   definitive  Proxy  Statement  for  the  1996  Annual  Meeting  of
Stockholders to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                     Page Herein
(a)      The following documents are filed as a part                 -----------
         of this report:

         (1)  Financial Statements:

         Independent Auditors' Reports                             F-1 to F-2

         Consolidated Balance Sheets as of December 31, 1995 and
         December 31, 1994                                            F-3

         Consolidated Statements of Operations for the years
         ended December 31, 1995, December 31, 1994 and
         December 31, 1993                                            F-4

         Consolidated Statements of Changes in Common
         Stockholders' Equity for the years ended December 31,
         1995, December 31, 1994 and December 31, 1993                F-5

         Consolidated Statements of Cash Flows for the years
         ended December 31, 1995, December 31, 1994 and
         December 31, 1993                                         F-6 to F-7

         Notes to Consolidated Financial Statements                   F-8

         (2)   Financial Statement Schedule:

         Independent Auditors' Reports on
         Financial Statement Schedule                              F-28-F-29

         Schedule II - Valuation and qualifying accounts
         and reserves                                                 F-30

         All other schedules have been omitted because they are inapplicable or are not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

                                  EXHIBIT INDEX

                  (3)      Exhibits filed as part of this report:

Exhibit
Number                                   Description
- -------        -----------------------------------------------------------------
3.1 Articles of Incorporation of the Registrant, as amended and restated. (Reference is made to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

3.2 By-Laws of the Registrant, as amended and restated. (Reference is made to Exhibit 3.2 to the Registrant's Form 10-K filed June 30, 1989, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

3.3 Amendment to By-Laws of the Registrant. (Reference is made to Exhibit 3.2(a) to the Registrant's Amendment No. 1 on Form S-3 to Form S-1 Registration Statement, Commission File No. 33-35941, which exhibit is incorporated herein by reference.)

4.1            Registrant's  Incentive Stock Option Plan.  (Reference is made to
               Exhibit 4.3 to the Registrant's Registration Statement on Form S-18, Commission File No. 33-17201, which exhibit is incorporated herein by reference.)

4.2 Registrant's Non-Qualified Stock Option Plan. (Reference is made to Exhibit 4.4 to the Registrant's Form 10-K filed June 30, 1989, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.3 Form of Incentive Stock Option Agreement under the Registrant's Incentive Stock Option Plan. (Reference is made to Exhibit 4.6 to the Registrant's Form 10-K filed June 30, 1989, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.4 Form of Director's Incentive Stock Option Agreement under the Registrant's Incentive Stock Option Plan. (Reference is made to
               Exhibit 4.6(a) to the Registrant's Form 10-K filed June 30, 1989, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.5 Form of Non-Qualified Stock Option Agreement under the Registrant's Non-Qualified Stock Option Plan. (Reference is made to Exhibit 4.7(a) to the Registrant's Form 10-K filed June 30, 1989, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

Exhibit
Number                                   Description
- -------        -----------------------------------------------------------------

4.6 Form of Director's Non-Qualified Stock Option Agreement under the Registrant's Non-Qualified Stock Option Plan. (Reference is made to Exhibit 4.7(a) to the Registrant's Form 10-K filed June 30, 1989, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.7 Form of Subscription Agreement between the Registrant and each purchaser in connection with the Registrant's October 1991 sales of its $2.25 Convertible Exchangeable Preferred Shares, Series A. (Reference is made to Exhibit 4.1 to the Registrant's Form 8-K filed October 17, 1991, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.8 Indenture relating to the Registrant's 9% Convertible Subordinated Debentures due 2016 (with the Form of Debenture attached thereto as Exhibit A.) (Reference is made to Exhibit 4.2 to the Registrant's Form 8-K filed October 17, 1991, Commission
               File No. 1-10581, which exhibit is incorporated herein by reference.)

4.9 Specimen Certificate of the Registrant's $2.25 Convertible Exchangeable Preferred Shares, Series A. (Reference is made to
               Exhibit 4.3 to the Registrant's Form 8-K filed October 17, 1991, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.10           Registrant's  1991  Stock  Option  Plan.  (Reference  is  made to
               Exhibit 4.6 to the Registrant's Form 8-K filed October 17, 1991, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.11 Amendment to Registrant's 1991 Stock Option Plan. (Reference is made to Exhibit 4.17 to the Registrant's Form 10-K for the Transition Period Ended December 31, 1992, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.12 Amendment to Registrant's 1991 Stock Option Plan as approved by the shareholders on June 9, 1994. (Reference is made to Exhibit
               4.16 to the Registrant's Form 10-K for the year ended December 31, 1994, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.13 Form of Non-qualified Stock Option Agreement under the Registrant's 1991 Stock Option Plan. (Reference is made to
               Exhibit 4.25 to the Registrant's Form 10-K dated June 30, 1992, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

Exhibit
Number                                   Description
- -------        -----------------------------------------------------------------

4.14           Subscription  Agreement  between  the  Registrant  and Bodel Inc.
               dated November 23, 1993. (Reference is made to Exhibit 4.20 to the Registrant's Form 10-K filed December 31, 1993, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.15 Subscription Agreement between the Registrant and E.C. Morgan, dated May 10, 1993. (Reference is made to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3, Commission File No. 33-69946, which exhibit is incorporated herein by reference.)

4.16 Form of Subscription Agreement between the Registrant and various subscribers to its common stock entered into by each of the Selling Stockholders other than E.C. Morgan, Rossignol, Ferraris, and Huguet. (Reference is made to Exhibit 4.5 to the Registrant's Registration Statement on Form S-3, Commission File No. 33-69946, which exhibit is incorporated herein by reference.)

4.17 Warrants issued by the Registrant to Grant Harshbarger, dated November 11, 1993 and November 17, 1993, respectively. (Reference is made to Exhibit 4.8 to the Registrant's Registration Statement on Form S-3, Commission File No. 33-69946, which exhibit is incorporated herein by reference.)

4.18 Warrants issued by the Registrant to Healthcare Capital Investments, Inc., dated November 11, 1993 and November 17, 1993, respectively. (Reference is made to Exhibit 4.9 to the Registrant's Registration Statement on Form S-3, Commission File No. 33-69946, which exhibit is incorporated herein by reference.)

4.19 Subscription Agreement between the Registrant and Western Slops, Ltd. dated March 29, 1994. (Reference is made to Exhibit 4.29 to the Registrant's Form 10-K for the year ended December 31, 1994, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.20 Form of Subscription Agreement between the Registrant and various subscribers to its Common Stock for the purchase of shares in a 1994 private placement. (Reference is made to Exhibit 4.30 to the Registrant's Form 10-K for the year ended December 31, 1994, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.21 Form of Subscription Agreement between the Registrant and various subscribers to its Common Stock for the purchase of units in a 1994 private placement. (Reference is made to Exhibit 4.31 to the Registrant's Form 10-K for the year ended December

Exhibit
Number                                   Description
- -------        -----------------------------------------------------------------

               31,  1994,   Commission  File  No.  1-10581,   which  exhibit  is
               incorporated herein by reference.)

4.22 Subscription Agreement between the Registrant and Shulmit Pritziker dated December 7, 1994. (Reference is made to Exhibit
               4.32 to the Registrant's Form 10-K for the year ended December 31, 1994, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.23           Warrants  issued by the  Registrant to Baytree  Associates,  Inc.
               dated October 18, 1995. (Reference is made to Exhibit 4.23 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

4.24 Form of Subscription Agreement between the Registrant and various purchasers of Units consisting of one note and 10,000 shares of Common Stock in an October 1995 private placement. (Reference is made to Exhibit 4.1 to the Registrant's Form 8-K filed November 29, 1995, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.25 Form of Note dated September 30, 1995 issued by the Registrant to the purchasers of Units in an October 1995 private placement. (Reference is made to Exhibit 4.2 to the Registrant's Form 8-K filed November 29, 1995, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.26 Form of Subscription Agreement between the Registrant and various purchasers of Units consisting of one note and 7,500 shares of Common Stock in an October 1995 private placement. (Reference is made to Exhibit 4.3 to the Registrant's Form 8-K filed November 29, 1995, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.27 Form of Note dated October 25, 1995 issued by the Registrant to the purchasers of Units in an October 1995 private placement. (Reference is made to Exhibit 4.4 to the Registrant's Form 8-K filed November 29, 1995, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.28 Form of Indenture relating to the Registrant's $1,000 Principal Amount 12% Senior Convertible Subordinated Debentures due February 13, 2006 (with the Form of Debenture attached thereto as Exhibit A.) (Reference is made to Exhibit 4.28 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

Exhibit
Number                                   Description
- -------        -----------------------------------------------------------------

4.29 Form of Warrant Agreement, including form of Class A and Class B Warrant. (Reference is made to Exhibit 4.29 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

4.30 Form of Underwriter Warrant. (Reference is made to Exhibit 4.30 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

4.31 Form of Unit Certificate. (Reference is made to Exhibit 4.31 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

10.1           Employment  Agreement  dated  as of June  12,  1995  between  the
               Registrant  and James R.  Murphy.  (Reference  is made to Exhibit
               10.1 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

10.2 Employment Agreement dated as of June 12, 1995 between the Registrant and Robert M. Stote, M.D. (Reference is made to
               Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

10.3           Employment  Agreement  dated  as of June  12,  1995  between  the
               Registrant  and Michael D. Price.  (Reference  is made to Exhibit
               10.3 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

10.4 Partnership Agreement dated March 11, 1994 of Belmac/Maximed Partnership. (Reference is made to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1994, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.5 Contract for Sale and Transfer of Belmacina(R)Know-How and Trademark between Laboratorios Belmac S.A. and CEPA, together with English Summary. (Reference is made to Exhibit 2.1 to the Registrant's Form 8-K dated February 1, 1995, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

21.1           Subsidiaries  of the  Registrant.  (Reference  is made to Exhibit
               21.1 to the Registrant's Form 10-K for the year ended December 31, 1994, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

Exhibit
Number                                   Description
- -------        -----------------------------------------------------------------

23.1*          Consent of Deloitte & Touche LLP.

23.2*          Consent of Price Waterhouse LLP.

27.1*          Financial Data Schedule.

- ---------------
*                 Filed herewith.

          (b) Reports on Form 8-K filed during the fiscal quarter ended December 31, 1995:

                           Report on Form 8-K filed November 29, 1995, regarding private placements of its securities (Items 5 and 7).

                           Report on Form 8-K filed  December 19, 1995 regarding
                           settlement   of   an   arbitration   proceeding   and
                           litigation. (Items 5 and 7).

                  Subsequent to December 31, 1995, the Registrant filed the following Reports on Form 8-K:

                           None.

                                   SIGNATURES
                                   -----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BENTLEY PHARMACEUTICALS, INC.

                                           By: /s/ James R. Murphy
                                              ----------------------------------
                                              James R. Murphy
                                              Chairman, President and
                                              Chief Executive Officer
                                              Date:  March 29, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
- ---------                      -----                              ----

/s/ James R. Murphy            Chairman, President,               March 29, 1996
- ------------------------       Chief Executive Officer,
James R. Murphy                and Director (principal
                               executive officer)


/s/ Robert M. Stote            Senior Vice President,             March 29, 1996
- ------------------------       Chief Science Officer and
Robert M. Stote, M.D.          Director



/s/Michael D. Price             Vice-President,                   March 29, 1996
- ------------------------        Chief Financial Officer,
Michael D. Price                Treasurer, Secretary and
                                Director (principal
                                financial and accounting officer)


/s/ Randolph W. Arnegger        Director                          March 29, 1996
- ------------------------
Randolph W. Arnegger


/s/ Charles L. Bolling          Director                          March 29, 1996
- ------------------------
Charles L. Bolling


/s/ Doris E. Wardell            Director                          March 29, 1996
- ------------------------
Doris E. Wardell

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Bentley Pharmaceuticals, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheets of Bentley Pharmaceuticals, Inc., (formerly Belmac Corporation) and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in common stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 15 of Notes to Consolidated Financial Statements, the Company completed a public offering of its securities in February 1996.





/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Tampa, FL
March 29, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Bentley Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated statement of operations, of changes in common stockholders' equity, and of cash flows present fairly, in all material respects, the results of operations and cash flows of Bentley Pharmaceuticals, Inc. (formerly Belmac Corporation) and its subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Bentley Pharmaceuticals, Inc. (formerly Belmac Corporation), for any period subsequent to December 31, 1993.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP

Tampa, Florida
March 30, 1994

                          BENTLEY PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS


(In thousands except per share data)                                                        December 31,
                                                                           ----------------------------------------------
                                                                                   1995                      1994
                                                                           --------------------      --------------------
ASSETS
- ------
Current assets:
   Cash and cash equivalents                                                             $1,120                    $1,321
   Investments available for sale                                                           161                       215
   Receivables                                                                            6,836                     7,609
   Inventories                                                                            1,054                     1,247
   Prepaid expenses and other                                                               596                       296
                                                                           --------------------      --------------------
      Total current assets                                                                9,767                    10,688
                                                                           --------------------      --------------------
Fixed assets, net                                                                         4,084                     3,618
Drug licenses and related costs, net                                                      1,120                       968
Other non-current assets, net                                                             1,319                     1,508
                                                                           --------------------      --------------------
                                                                                        $16,290                   $16,332
                                                                           ====================      ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
   Accounts payable                                                                      $3,883                    $5,374
   Accrued expenses                                                                       1,572                     2,282
   Short term borrowings                                                                  1,197                       663
   Current portion of long term debt                                                          2                        61
   Deferred revenue                                                                           -                       380
                                                                           --------------------      --------------------
      Total current liabilities                                                           6,654                     8,760
                                                                           --------------------      --------------------
Long term debt, net                                                                       1,354                         -
                                                                           --------------------      --------------------
Other non-current liabilities                                                               898                       336
                                                                           --------------------      --------------------

Commitments and contingencies

Redeemable preferred stock, $1.00 par value authorized
   2,000 shares:
   Series A, issued and outstanding, 60 shares at
      December 31, 1995 and 70 shares at December 31, 1994                                2,068                     2,256
                                                                           --------------------      --------------------

Common stockholders' equity:
   Common stock, $.02 par value, authorized 20,000 shares,
      issued and outstanding, 3,330 and 2,977 shares                                         66                        60
   Stock purchase warrants (to purchase 547 and 477
      shares of common stock)                                                               150
   Paid-in capital in excess of par value                                                70,047                    69,493
   Stock subscriptions receivable                                                          (105)                   (1,550)
   Accumulated deficit                                                                  (64,248)                  (61,922)
   Cumulative foreign currency translation adjustment                                      (594)                   (1,101)
                                                                           --------------------      --------------------
                                                                                          5,316                     4,980
                                                                           --------------------      --------------------
                                                                                        $16,290                   $16,332
                                                                           ====================      ====================



                The accompanying Notes to Consolidated Financial
                    Statements are an integral part of these
                              financial statements.

                          BENTLEY PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


(In thousands except per share data)                                           For the Year Ended December 31,
                                                           -----------------------------------------------------------------------
                                                                  1995                      1994                      1993
                                                           -------------------      --------------------      --------------------
Sales                                                                  $30,475                   $26,284                   $19,849
Cost of sales                                                           24,927                    21,464                    15,100
                                                           -------------------      --------------------      --------------------

Gross Margin                                                             5,548                     4,820                     4,749

Operating expenses:
   Selling, general and administrative                                   7,204                     7,716                     9,170
   Research and development                                                444                       759                     1,555
   Depreciation and amortization                                           550                       575                       756
   Write-off of Biolid(R)and related costs                                   -                         -                     2,241
   Settlement of class action litigation                                     -                         -                     1,000
                                                           -------------------      --------------------      --------------------

      Total operating expenses                                           8,198                     9,050                    14,722
                                                           -------------------      --------------------      --------------------

Loss from operations                                                    (2,650)                   (4,230)                   (9,973)

Other (income) expenses:
   Interest expense                                                        563                       423                       271
   Interest income                                                          (3)                     (123)                      (91)
   Other (income) expense, net                                            (884)                     (952)                       83
                                                           -------------------      --------------------      --------------------

Net loss                                                               ($2,326)                  ($3,578)                 ($10,236)
                                                           ===================      ====================      ====================


Net loss per common share                                               ($0.83)                   ($1.56)                   ($6.32)
                                                           ===================      ====================      ====================


Weighted average common shares outstanding                               2,999                     2,395                     1,655
                                                           ===================      ====================      ====================





                The accompanying Notes to Consolidated Financial
                    Statements are an integral part of these
                              financial statements.

                          BENTLEY PHARMACEUTICALS, INC.

                       CONSOLIDATED STATEMENTS OF CHANGES
                         IN COMMON STOCKHOLDERS' EQUITY


                                                    $.02 Par Value
    (In thousands except per share data)             Common Stock        Additional                      Other
                                                  ------------------      Paid-in      Accumulated       Equity
                                                   Shares     Amount      Capital        Deficit      Transactions      Total
                                                  -------    -------     ----------     ----------    ------------     -------
Balance at December 31, 1992                        1,261        $25        $50,880       ($48,108)      ($2,892)       ($95)
   Private placement of common stock, net             733         15          7,370              -             -        7,385
   Stock subscription receivable                        -          -              -              -          (856)        (856)
   Stock subscription received                          -          -              -              -         1,700        1,700
   Conversion of redeemable preferred stock            36          1          5,401              -             -        5,402
   Conversion of stock purchase warrants                9          -             97              -             -           97
   Common stock issued as compensation                 15          -            330              -             -          330
   Miscellaneous                                       16          -             44              -             -           44
   Accretion/accrual of dividends -
      preferred stock                                   -          -           (220)             -             -         (220)
   Foreign currency translation adjustment              -          -              -              -          (610)        (610)
   Net loss                                             -          -              -        (10,236)            -      (10,236)
                                                 --------   --------     ----------      ---------     ---------     --------
Balance at December 31, 1993                        2,070         41         63,902        (58,344)       (2,658)       2,941
   Private placement of common stock, net             826         17          4,776              -             -        4,793
   Stock subscriptions receivable                       -          -              -              -        (1,596)      (1,596)
   Stock subscriptions received                         -          -              -              -           693          693
   Conversion of redeemable preferred stock             1          -            129              -             -          129
   Conversion of stock purchase warrants                2          -             34              -             -           34
   Repurchase of common stock                         (41)        (1)          (620)             -           621            -
   Sale of treasury stock                              42          1            294              -             -          295
   Common stock issued as compensation                  7          -            146              -             -          146
   Common stock issued to settle litigation            70          2            998              -             -        1,000
   Accrual of dividends - preferred stock               -          -           (166)             -             -         (166)
   Foreign currency translation adjustment              -          -              -              -           289          289
   Net loss                                             -          -              -         (3,578)            -       (3,578)
                                                 --------   --------     ----------      ---------     ---------     --------
Balance at December 31, 1994                        2,977         60         69,493        (61,922)       (2,651)       4,980
   Private placements of common stock, net            251          5            465              -             -          470
   Stock subscription received                          -          -              -              -           562          562
   Stock subscription revaluation/cancellation          -          -           (351)             -           883          532
   Conversion of redeemable preferred stock             3          -            340              -             -          340
   Issuance of stock purchase warrants                  -          -              -              -           150          150
   Conversion of stock purchase warrants               90          2            212              -             -          214
   Common stock issued as compensation                  9          -             58              -             -           58
   Miscellaneous                                        -         (1)           (18)             -             -          (19)
   Accrual of dividends - preferred stock               -          -           (152)             -             -         (152)
   Foreign currency translation adjustment              -          -              -              -           507          507
   Net loss                                             -          -              -         (2,326)            -       (2,326)
                                                 --------   --------     ----------      ---------     ---------     --------
Balance at December 31, 1995                        3,330        $66        $70,047       ($64,248)        ($549)      $5,316
                                                 ========   ========     ==========      =========     =========     ========


                     The accompanying Notes to Consolidated
                      Financial Statements are an integral
                       part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)                                                                           For the Year Ended
                                                                                            December 31,
                                                               ---------------------------------------------------------------------
                                                                      1995                      1994                      1993
                                                               ----------------         -----------------         ------------------
Cash flows from operating activities:
   Net loss                                                         ($2,326)                  ($3,578)                 ($10,236)
   Adjustments to reconcile net loss to
      net cash used in operating activities
      Depreciation and amortization                                     550                       575                       756
      Gain on sale of Belmacina(R)                                     (380)                     (884)                        -
      Other non-cash items                                              552                       108                       (10)
      Stock issued as compensation                                       58                       146                       375
      Cancellation of stock subscription receivable                     532                         -                         -
      Write-off  of Biolid(R)and related costs                            -                         -                     2,241
      Settlement of class action litigation                               -                         -                     1,000
      (Increase) decrease in assets and
         increase (decrease) in liabilities:
         Receivables                                                    150                       124                    (2,160)
         Inventories                                                   (297)                      154                     1,066
         Prepaid expenses and other current assets                     (270)                       20                       (10)
         Other assets                                                  (160)                      349                       286
         Accounts payable and accrued expenses                       (2,246)                      228                    (2,936)
         Other liabilities                                              500                      (657)                        -
                                                               ------------             -------------             -------------

            Net cash used in operating activities                    (3,337)                   (3,415)                   (9,628)
                                                               ------------             -------------             -------------

Cash flows from investing activities:
   Proceeds from sale of Belmacina(R)                                 1,140                       651                         -
   Proceeds from sale of investments                                    214                     1,040                       555
   Purchase of investments                                             (147)                     (116)                   (1,118)
   Net change in fixed assets                                          (603)                        -                      (133)
   Acquisition of Spanish drug license                                 (156)                        -                         -
   Investment in partnership                                            (13)                     (648)                        -
   (Repayment to) received from Evans                                     -                      (793)                      532
   Proceeds from sale of Amodex(R)rights                                  -                         -                     3,260
   Other investments                                                      -                         -                       (20)
                                                               ------------             -------------             -------------
      Net cash provided by investing activities                         435                       134                     3,076
                                                               ------------             -------------             -------------





                The accompanying Notes to Consolidated Financial
                    Statements are an integral part of these
                              financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Concluded)



(In thousands)                                                                             For the Year Ended
                                                                                              December 31,
                                                                 -------------------------------------------------------------------
                                                                        1995                     1994                      1993
                                                                 ---------------         -----------------         -----------------
Cash flows from financing activities:
   Net increase (decrease) in short term borrowings                    $533                     ($397)                     $391
   Proceeds from private placements:
      Common stock                                                      544                     3,761                     8,711
      Promissory notes                                                1,226                         -                         -
   Offering costs of private placements                                (187)                     (377)                   (2,096)
   Collection of stock subscription receivable, net                     506                       693                     1,700
   Proceeds from exercise of stock warrants, net                        214                        34                        97
   Repayments of long term debt                                         (59)                     (203)                     (221)
   Payments on capital leases                                           (33)                      (72)                      (81)
                                                               ------------             -------------             -------------

         Net cash provided by financing activities                    2,744                     3,439                     8,501
                                                               ------------             -------------             -------------

Effect of exchange rate changes on cash                                 (43)                     (389)                     (997)
                                                               ------------             -------------             -------------
Net increase (decrease) in cash and
   cash equivalents                                                    (201)                     (231)                      952
Cash and cash equivalents at beginning of
   period                                                             1,321                     1,552                       600
                                                               ------------             -------------             -------------

Cash and cash equivalents at end of period                           $1,120                    $1,321                    $1,552
                                                               ============             =============             =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
The Registrant paid cash during the period for (in thousands):

                                        Interest                       $222                      $263                      $309
                                                               ============             =============             =============
                                        Taxes                             -                        $6                         -
                                                               ============             =============             =============

SUPPLEMENTAL  DISCLOSURES OF NON-CASH FINANCING  ACTIVITIES:
The Registrant has issued Common Stock in exchange for services, rights or in settlement of litigation as follows (in thousands):

                                        Shares issued                     9                        99                        38
                                                               ============             =============             =============
                                        Amount                          $58                    $1,290                      $820
                                                               ============             =============             =============



                The accompanying Notes to Consolidated Financial
                    Statements are an integral part of these
                              financial statements.

                          BENTLEY PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--HISTORY AND OPERATIONS

Bentley Pharmaceuticals, Inc., formerly known as Belmac Corporation, (the "Company") is an international pharmaceutical and health care company engaged primarily in the manufacturing, marketing and distribution of pharmaceutical products in France and Spain, with limited distribution of health care products and research and development activities in the United States. The Company's operations in France consist of the import and distribution of fine chemicals and the marketing of specialty pharmaceutical products. In Spain, the Company manufactures, packages and distributes both its own and other companies' pharmaceutical products. In the United States, the Company markets disposable linens to emergency health services which are manufactured under contract.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred net losses as well as negative operating cash flows for all periods presented.

In order to fund operations, the Company primarily has issued Common Stock and other securities. During the year ended December 31, 1995, the Company completed private placements of its securities, which generated net proceeds of approximately $1,583,000. In February 1996, the Company completed a public offering of its securities, which generated net proceeds of approximately $5,700,000, a portion of which was used to retire $1,770,000 principal balance of debt incurred in the private placements mentioned above (see Note 15). The balance of the net proceeds are to be used for working capital needs, limited research and development activities, and possible acquisitions of complementary products, technologies and/or businesses. Management believes that it now has sufficient resources to fund its operations into 1997.

The Company's ultimate success is dependent upon its ability to attain profitable operations and positive cash flows. Management has shifted the
Company's strategic focus from a research and development-oriented pharmaceutical company to a company seeking to acquire late-stage development compounds that can be marketed in one year, and currently marketed products. As a result, the Company has decreased its research and development budget, and is carefully managing its operating costs, which it has recently reduced via cost cutting measures throughout its operations. Management of the Company is now emphasizing product manufacturing and distribution in France and Spain, strategic alliances and product acquisitions.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Chimos/LBF S.A. (formerly known as the separate entities of Laboratoires Belmac S.A. and Chimos S.A.) and its wholly owned subsidiary, Laboratorios Belmac S.A.; Belmac Healthcare Corporation and its wholly owned subsidiary, Belmac Hygiene, Inc.; Belmac Holdings, Inc. (formerly known as Pharmacin Holdings, Inc.), and its wholly owned subsidiary, Belmac A.I., Inc. (formerly known as Pharmacin Corp.); B.O.G. International Finance, Inc.; and Belmac Jamaica, Ltd. Belmac Hygiene, Inc. entered into a 50/50 partnership with Maximed Corporation of New York in March 1994. Belmac Hygiene's participation in the partnership is accounted for using the equity method. All significant intercompany balances have been eliminated in consolidation. The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against Common Stockholders' Equity. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents for purposes of the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. Investments in securities which do not meet the definition of cash equivalents are classified as investments available for sale in the Consolidated Balance Sheets.

INVESTMENTS AVAILABLE FOR SALE

Investments available for sale are reported at approximate market value.

INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out ("FIFO") method.

FIXED ASSETS

Fixed  assets  are  stated  at  cost.   Depreciation   is  computed   using  the
straight-line method over the following estimated economic lives of the assets:


                                                                   Years
                                                                   -----
Buildings                                                            30
Equipment                                                         5 - 7
Furniture and fixtures                                            5 - 7
Other                                                                 5

Leasehold improvements are depreciated over the life of the respective lease. Expenditures for replacements and improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized, while expenditures for maintenance and repairs are charged against operations as incurred. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are removed from the accounts and any gain or loss is recognized currently.

DRUG LICENSES AND RELATED COSTS

Drug licenses and related costs incurred in connection with acquiring licenses, patents, and other proprietary rights related to the Company's commercially developed products are capitalized. Capitalized drug licenses and related costs are being amortized on a straight-line basis over fifteen years from the dates of acquisition. Costs of acquiring pharmaceuticals requiring further development are expensed as purchased research and development. Carrying values of such assets are reviewed annually by the Company and are adjusted for any diminution in value.

INVESTMENT IN PARTNERSHIP

Belmac Hygiene, Inc., a wholly-owned subsidiary of the Company entered into a 50/50 partnership in March 1994 with Maximed Corporation ("Maximed") to develop and market feminine health care products. Maximed contributed the hydrogel-based technology and the Company, through its subsidiary, is responsible for providing financing and funding of the partnership's activities. The investment in the partnership is accounted for using the equity method.

In December 1994, the Company commenced litigation against its partner claiming interference in the management of the partnership and misrepresentation under the partnership agreement. The Court ruled that the Company's reliance on its partner's misrepresentation was not justified and that the Company had performed its obligations under the agreement with its partner. Accordingly, the Company's claims as well as the counterclaims of its partner were dismissed. Pending resolution of this dispute, the partnership is not actively engaged in the development of any products. The Company believes that while introduction of the first product, a contraceptive, is possible in 1996, such introduction is dependent upon a prompt and favorable resolution of the Company's dispute with its partner which would include the receipt by the Company of the rights to such products. (See Note 13). In the opinion of management, the carrying value of its investment in the partnership, accounted for using the equity method, of $513,000 and $501,000 as of December 31, 1995 and 1994, respectively, is not impaired and no reserve is considered necessary.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred.

USES OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

ORIGINAL ISSUE DISCOUNT/DEBT ISSUANCE COSTS

Original issue discount related to the issuance of debt is amortized to interest expense using the effective interest method over the lives of the related debt. The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

AMORTIZATION OF GOODWILL

Costs of investments in purchased companies in excess of the underlying fair value of net identifiable assets at date of acquisition are recorded as goodwill and included in other non-current assets which are amortized over fifteen years on a straight-line basis. Carrying values of such assets are reviewed annually by the Company and are adjusted for any diminution in value.

REVENUE RECOGNITION

Sales of products are recognized by the Company when the products are shipped to customers. The Company allows sales returns in certain situations, but does not reserve for returns and allowances based upon the Company's favorable historical experience.

INCOME TAXES

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (FAS 109) mandates the liability method in accounting for the effects of income taxes for financial reporting purposes. The Company adopted FAS 109 effective January 1, 1993; however, this statement did not have a material impact on the Company's consolidated financial statements as a result of establishing a valuation allowance equal to the deferred tax asset arising primarily from its net operating loss carryforwards.

NET LOSS PER COMMON SHARE

Primary loss per common share is computed by dividing the net loss (adjusted for accretion of discount and accrued dividends on mandatorily redeemable preferred stock) by the weighted average number of shares of Common Stock outstanding during each period. Common Stock equivalents were not included in the calculation of primary loss per share as they were determined to be antidilutive. The Company effected a one-for-ten reverse split of its Common Stock on July 25, 1995 as a result of an amendment to its Articles of Incorporation which was approved by the stockholders at the Company's Annual Stockholders' Meeting held on June 9, 1995. All information with respect to per share data and number of common shares has been retroactively adjusted to give effect to the reverse stock split.

NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121") effective for fiscal years beginning after December 15, 1995. FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that the adoption of FAS 121 will not have a material impact on the financial condition or the results of operations of the Company.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") effective for transactions entered into after December 15, 1995. FAS 123 provides alternatives for the methods used by entities to record compensation expense associated with its stock-based compensation plans. Additionally, FAS 123 provides further guidance on the disclosure requirements relating to stock-based compensation plans. Management believes that the adoption of FAS 123 will not have a material impact on the financial condition or the results of operations of the Company.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year's presentation format. Such reclassifications are not material to the consolidated financial statements.

NOTE 3--RECEIVABLES

Receivables consist of the following (In Thousands):


                                                        December 31,
                                                  -----------------------
                                                   1995              1994
                                                  ------            -----
Trade receivables                                 $6,510            $6,360
Sale of Belmacina(R)                                   -             1,140
Other (Notes 6 and 13)                               487               233
                                               ---------           -------
                                                   6,997             7,733
Less-allowance for doubtful accounts                (161)             (124)
                                               ---------           -------
                                                  $6,836            $7,609
                                               =========           =======

NOTE 4--INVENTORIES

Inventories consist of the following (In Thousands):


                                                        December 31,
                                                  -----------------------
                                                   1995              1994
                                                  ------            -----
Raw materials                                    $  374            $  149
Work in process                                       1                 3
Finished goods                                    1,498             1,343
                                               ---------           -------
                                                  1,873             1,495
Less-allowance for slow-moving or
 obsolete inventory                                (819)             (248)
                                               ---------           -------
                                                 $1,054            $1,247
                                               =========           =======

NOTE 5--FIXED ASSETS

Fixed assets consist of the following (In Thousands):


                                                          December 31,
                                                    ------------------------
                                                     1995              1994
                                                    ------            ------
Land                                              $  1,212          $  1,121
Buildings                                            2,675             1,810
Equipment                                              973               916
Furniture and fixtures                                 642               675
Leasehold improvements                                 335               340
Equipment under capital lease                          149               221
                                                  --------           -------
                                                     5,986             5,083
Less-accumulated depreciation                       (1,902)           (1,465)
                                                  --------           -------
                                                    $4,084            $3,618
                                                  ========           =======

Depreciation expense was $424,000, $434,000 and $489,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 6--DRUG LICENSES AND RELATED COSTS, NET

Drug licenses and related costs consist of the following (In Thousands):


                                                           December 31,
                                                    ------------------------
                                                     1995               1994
                                                    ------             ------
Drug licenses and related costs                    $1,526             $1,259
Less-accumulated amortization                        (406)              (291)
                                                  -------            -------
                                                   $1,120             $  968
                                                  =======            =======

In September 1992, the Company, through its Spanish subsidiary Laboratorios Belmac, acquired the Spanish license and product rights to Belmacina(R), a ciprofloxacin antibiotic, for approximately $577,000. The Company sold its Spanish license and product rights to Belmacina(R) in 1994 for approximately $1,556,000 and sold the related trademark for approximately $380,000 in 1995. The Company received approximately $651,000 in cash in 1994, net of transaction costs and a receivable of approximately $1,140,000, which included amounts related to the sale of the trademark. The gain on sale of the license and product rights of approximately $884,000 was included in Other income/expense, net for the year ended December 31, 1994 and the gain on the sale of the related trademark was recorded as a receivable and as deferred revenue as of December 31, 1994. The Company recognized the gain on the sale of the related trademark upon the transfer of the trademark to the buyer in 1995.

In September 1993 the Company entered into an agreement to sell its rights to the sachet formulation of Biolid(R) in France and related inventories to Evans Medical S.A. for approximately $2,245,000. The Company received approximately $950,000 cash upon execution of the agreement including approximately $350,000 for promotion and marketing of the product. The Company recorded a receivable of approximately $1,550,000 as of September 30, 1993, representing the balance of the purchase price which was due upon transfer of the French AMM (license to market the product) to Evans. This transaction was subject to approval, by a French regulatory authority, of the transfer of the French AMM to Evans. The French regulatory authority subsequently requested additional information prior to approving this transfer and requested marketing of Biolid(R) be suspended pending the additional data. The Company discontinued marketing this product, which is a sachet formulation.

As a result of the regulatory action, the Company entered into an agreement with Evans in March 1994 which canceled the previous sales agreement and the Company agreed to refund approximately $532,000 deposited by Evans and an additional $175,000 of the promotional costs paid by Evans. Accordingly, the Company reversed the sale of the rights to the sachet formulation of Biolid(R) and removed the previously recorded gain and receivable from its books, effective December 31, 1993. As a result of the decision to withdraw the sachet formulation of Biolid(R) from the French market and the subsequent agreement with Evans, the Company recorded an expense of $2,241,000 in the fourth quarter of 1993 reflecting the write-off of the sachet formulation of Biolid(R) intangible asset, the Biolid(R) inventories and the reimbursement of Evans' promotional costs.

The Company owns all rights, title and interest to Alphanon(R), a camphor based anti-hemorrhoidal drug. In connection with the acquisition of Alphanon(R), the Company agreed to pay for the longer of fifteen years from the first marketing of Alphanon(R) in each country or the life of an Alphanon(R) patent in each country, a royalty fee of 5% of the gross profit from the manufacture and sale of the product and 5% of the net royalty payments received from any licensing agreements of the product.

Amortization expense for drug licenses and related costs was approximately $88,000, $102,000 and $227,000 for the years ended December 31, 1995, 1994 and
1993, respectively.

NOTE 7--ACCRUED EXPENSES

Accrued expenses consist of the following (In Thousands):


                                                           December 31,
                                                     ------------------------
                                                      1995                1994
                                                     ------              ------
Accrued expenses                                     $1,189             $1,914
Accrued payroll and severance benefits                  383                368
                                                    -------            -------
                                                     $1,572             $2,282
                                                    =======            =======

NOTE 8--DEBT

Short term borrowings consist of the following (in Thousands):


                                                            December 31,
                                                       -----------------------
                                                        1995             1994
                                                       ------           ------
Trade receivables discounted (with a Spanish
financial institution), with recourse, effective
interest rate on the note is 16.8%                      $705             $463

Revolving line of credit (with a French financial
institution), interest rate 7.5%                         380                -

Short term loan (with a French financial
institution), matured in January 1995, average
interest rate 7.3%                                         -              200

Other                                                    112                -
                                                    --------          -------
    Total short term borrowings                       $1,197             $663
                                                    ========          =======

Long-term debt consists the following (In Thousands):


                                                              December 31,
                                                           ------------------
                                                           1995          1994
                                                           ----          ----
Promissory notes (issued in a private placement),
matured February 1996, stated rate of interest 12%
(net of $175 discount)                                     $545            $-

Promissory notes (issued in a private placement),
matured February 1996, stated rate of interest of
12% (net of $241 discount)                                  809             -

First mortgage loan, matured February 1995,
collateralized by land and buildings in Spain.
Interest is based on the Madrid Interbank
Offering Rate (MIBOR*) plus 1.45%                             -            37

Capitalized lease obligations, relating to various
equipment used by the Company                                 2            24
                                                          -----         -----
                                                          1,356            61
Less current portion                                         (2)          (61)
                                                         ------         -----
     Total long term debt                                $1,354          $  0
                                                         ======         =====

- ---------------
* MIBOR at December 31, 1995 and 1994 was 10.5% and 8.7%, respectively.

The weighted average interest rate on borrowings outstanding at December 31, 1995 and 1994 was 12.2% and 8.6%, respectively.

The Company has a $1,000,000 revolving line of credit with a French financial institution, which is collateralized by trade receivables. At December 31, 1995, advances outstanding under the line of credit were approximately $380,000. The interest rate at December 31, 1995 was 7.5%, and is payable quarterly.

In October 1995, the Company conducted two private placements of its securities. In the first placement, the Company sold to certain purchasers, for an aggregate purchase price of $720,000, 120,000 shares of the Company's Common Stock and 12% promissory notes in the aggregate principal amount of $720,000 (the "A Notes") which became payable in full upon the earlier of July 31, 1996 or the closing of a public offering of the Company's securities (a "Public Offering"). The A Notes were subject to mandatory conversion at a conversion price of $3.00 per share if no Public Offering was completed by July 31, 1996. The purchase price has been allocated between the A Notes and the shares of the Company's Common Stock based upon the relative fair values of these securities on the date of issuance. Such allocation resulted in recording a discount on the A Notes of approximately $250,000. The effective interest rate on the A Notes is 83%. The A Notes were paid in full in February 1996, upon the completion of the Public Offering. As a result of refinancing the A Notes with Long Term Debt, the A Notes have been classified as long term debt on the Consolidated Balance Sheets as of December 31, 1995 (See Note 15).

In the second placement, the Company sold to certain purchasers for an aggregate purchase price of $1,050,000, 131,250 shares of Common Stock and 12% promissory notes in the aggregate principal amount of $1,050,000 (the "B Notes") which became payable in full upon the earlier of September 30, 1996 or the completion of a Public Offering. The B Notes were subject to mandatory conversion, at a conversion price equal to the average closing price for the Common Stock quoted on the American Stock Exchange for the five trading days immediately preceding September 30, 1996. The purchase price has been allocated between the B Notes and the shares of the Company's Common Stock based upon the relative fair values of these securities on the date of issuance. Such allocation resulted in recording a discount on the B Notes of approximately $294,000. The effective interest rate on the B Notes is 75%. The B Notes were paid in full in February 1996, upon the completion of the Public Offering. As a result of refinancing the B Notes with Long Term Debt, the B Notes have been classified as long term debt on the Consolidated Balance Sheets as of December 31, 1995 (See Note 15).

NOTE 9--REDEEMABLE PREFERRED STOCK

During 1991, the Company issued 290,000 shares of $1 par value Series A Convertible Exchangeable Preferred Stock (the "Series A Preferred Stock") and 340,000 shares of $1 par value Series B Convertible Exchangeable Preferred Stock (the "Series B Preferred Stock") at $25 per share. The issuance of these shares provided aggregate proceeds to the Company of $15,750,000. Since the Preferred Stock meets the definition of Mandatorily Redeemable Preferred Stock, it has been excluded from the Common Stockholders' Equity section of the Consolidated Balance Sheets. As of December 31, 1995 and December 31, 1994, 230,000 and 220,000 shares, respectively, of the Series A Preferred Stock had been converted into 51,200 and 48,100 shares, respectively, of Common Stock and all shares of the Series B Preferred Stock had been converted into 56,100 shares of Common Stock.

The shares of Series A and B Preferred Stock were convertible at the option of the holders into Common Stock at any time prior to the close of business on the date fixed for redemption or exchange, at an initial conversion price for the Series A Preferred Stock of $115.00 per share (at an initial conversion rate of approximately .21739 shares of Common Stock for each share of Series A Preferred Stock) and for the Series B Preferred Stock of $160.00 per share (at an initial conversion rate of .15625 shares of Common Stock for each share of Series B Preferred Stock). The conversion rates were adjusted by the Company, in lieu of paying cumulative dividends of 9% per annum to .3088 and .1703 for the Series A and B Preferred Stock, respectively. The dividend payment date for Series A Preferred Stock is October 15. The Series A Preferred Stock has a liquidation preference equal to $25.00 per share, plus accrued and unpaid dividends up to the liquidation date. The Series A Preferred Stock is redeemable for cash at the option of the Company. The Series A Preferred Stock is also redeemable for cash at the option of the holder upon certain major stock acquisitions or business combinations at $25.00 per share, plus accrued and unpaid dividends through the redemption dates. The holders of Preferred Stock have no voting rights except as required by applicable law and except that if the equivalent of two full annual cash dividends shall be accrued and unpaid, the holders of the Series A Preferred Stock shall have the right, as a class, to elect two additional members of the Company's Board of Directors. As of the date hereof, the holders of the Series A Preferred Stock have not exercised their right to appoint such directors.

The Series A Preferred Stock is exchangeable in whole, but not in part, at the option of the Company on any dividend payment date beginning October 15, 1993, for 9% Convertible Subordinated Debentures of the Company due 2016. Holders of Series A Preferred Stock will be entitled to $25 principal amount of Debentures for each share of Series A Preferred Stock.

The Series A Preferred Stock is recorded at redemption value, which is $25.00 per share plus cumulative dividends of 9% per annum. The following table summarizes activity of the Series A Preferred Stock:

(In Thousands)


                                                             Series A
                                                      -----------------------
                                                      Shares          Amounts
                                                      ------          -------
Balance at December 31, 1993                             74           $2,218
     Converted to Common Stock                           (4)            (128)
     Accrual of 9% dividends                              -              166
                                                      -----          -------

Balance at December 31, 1994                             70            2,256
     Converted to Common Stock                          (10)            (340)
     Accrual of 9% dividends                              -              152
                                                      -----          -------
Balance at December 31, 1995                             60           $2,068
                                                      =====          =======

NOTE 10--COMMON STOCKHOLDERS' EQUITY

At December 31, 1995 the Company had the following Common Stock reserved for issuances under various plans and agreements:

                                                            Common Shares
                                                            -------------
For conversion of Series A Preferred Stock (Note 9)             15,000
For stock purchase warrants                                    547,000
For stock options                                              380,000
For other                                                        3,000
                                                              --------
                                                               945,000
                                                              ========

See Note 15 for additional reserves established subsequent to December 31, 1995 as a result of a public offering of its securities.

The Company has never paid any dividends on its Common Stock. The current policy of the Board of Directors is to retain earnings to finance the operation of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to the holders of the Common Stock in the foreseeable future. Under the terms of the Series A Preferred Stock, the Company is restricted from paying dividends on its Common Stock so long as there are arrearages on dividend payments on the Series A Preferred Stock. There currently are such arrearages.

STOCK PURCHASE WARRANTS

At December 31, 1995, stock purchase warrants to purchase an aggregate of 547,000 shares of Common Stock were outstanding, which were exercisable at prices ranging from $2.50 to $120.00 per share, of which 251,000 warrants have an exercise price of $2.50 per share. The warrants expire through December 2004. During the year ended December 31, 1995, the Company issued stock purchase warrants to purchase an aggregate of 177,000 shares of the Company's Common Stock, of which warrants to purchase 77,000 shares were granted at exercise prices which were equal to or greater than the market price of the Company's Common Stock on the dates of grant. The Company issued 100,000 warrants at an exercise price of $2.50 per share, which represented a discount from the market price of the Company's Common Stock of an aggregate of $150,000. Such discount has been included in Common Stockholders' Equity and Debt issuance costs and will be amortized to interest expense over the life of the related debt. During the year ended December 31, 1995, stock purchase warrants were converted into 90,000 shares of the Company's Common Stock at $2.50 per share. Such conversions yielded net proceeds of $214,000 during the year ended December 31, 1995. During the year ended December 31, 1994, stock purchase warrants were converted into 2,500 shares of the Company's Common Stock at $13.75 per share. Such conversions yielded net proceeds of $34,000 to the Company in the year ended December 31, 1994. During the year ended December 31, 1993, stock purchase warrants were converted into 8,700 shares of the Company's Common Stock at prices ranging from $10.00 to $13.75 per share. Such conversions yielded net proceeds of $97,000 to the Company in the year ended December 31, 1993.

COMMON STOCK TRANSACTIONS

During the year ended December 31, 1995, the Company issued 251,000 shares of Common Stock and 12% promissory notes in the aggregate principal amount of $1,770,000 in private placement transactions, with total net proceeds of $1,583,000, which were allocated between the notes and the Common Stock based upon the relative fair values of each on the dates of issuance. Also 10,000 shares of the Company's Series A Preferred Stock were converted into 3,100 shares of Common Stock at the conversion price of $110.00 per share. The Company also issued 800 shares of Common Stock to Directors as compensation during the year ended December 31, 1995.

During the year ended December 31, 1994, the Company issued 845,800 shares of Common Stock in private placement transactions, with total net proceeds of $4,944,000 ($1,596,000 of such proceeds were recorded as stock subscriptions receivable in the Common Stockholders' Equity section of the Consolidated Balance Sheets). Also, 4,000 shares of the Company's Series A Preferred Stock were converted into 1,100 shares of Common Stock at the conversion price of $115.00 per share. The Company also awarded 7,000 shares of Common Stock to Directors as compensation and settled litigation with shareholders of the Company by issuing to them an aggregate of 70,200 shares of Common Stock in the year ended December 31, 1994.

During the year ended December 31, 1993, the Company issued 733,400 shares of Common Stock in private placement transactions, with total net proceeds of $7,385,000 ($770,000 of such proceeds were recorded as stock subscriptions receivable in the Common Stockholders' Equity section of the Consolidated Balance Sheets). Also, 212,000 shares of the Company's Series B Preferred Stock were converted into 36,100 shares of Common Stock at the conversion price of $160.00 per share. The Company also awarded 1,900 shares of Common Stock to employees as incentive compensation and settled litigation with two former officers of the Company by issuing to them an aggregate of 14,700 shares of Common Stock in the year ended December 31, 1993.

STOCK SUBSCRIPTIONS RECEIVABLE

Stock subscriptions receivable at December 31, 1995 relate to a subscription agreement whereby the subscriber has entered into a subscription agreement with the Company and delivered promissory notes for the purchase of the shares. The shares have been issued in the name of the individual but were pledged to the Company to secure payment for such shares under the promissory notes. The shares are released from the pledge as they are paid for. Under the terms of the subscription agreement and the related promissory note, the purchase price for the stock is set at the closing price for the Company's Common Stock on the date that the subscriber makes the payment for shares to be delivered and payment is made to the Company under the promissory notes. The stock subscription receivable and additional paid in capital were reduced by $350,000 during the year ended December 31, 1995 to reflect the current trading price for the Company's Common Stock.

Stock subscriptions receivable at December 31, 1994 include an amount owed to the Company by Marc S. Ayers, a former officer and director of the Company for the exercise of various warrants and options to purchase 6,570 shares of the Company's Common Stock at prices ranging from $38.10 to $105.00 per share totaling $412,000. The notes accrued interest at the rate of 8.5% per annum. Such accrued interest totaled $121,000 at December 31, 1994. The Company canceled the promissory notes receivable together with interest due on such notes aggregating approximately $533,000 in May 1995 as a result of a jury verdict. (See Note 14). Additionally, amounts owed to the Company by subscribers of shares of Common Stock which were issued, in private placements totaled $1,017,000 and were included in the December 31, 1994 balance.

STOCK OPTION PLANS

The Company has in effect Stock Option Plans (the "Plans"), pursuant to which directors, officers, and employees of the Company who contribute materially to the success and profitability of the Company are eligible to receive grants of options for the Company's Common Stock. An aggregate of 380,000 shares of Common Stock have been reserved for issuance under the Plans, of which 215,000 are outstanding as of and December 31, 1995. Options may be granted for terms not exceeding ten years from the date of grant except for stock options which are granted to persons owning more than 10% of the total combined voting power of all classes of stock of the Company. For these individuals, options may be granted for terms not exceeding five years from the date of grant. Options may not be granted at a price which is less than 100% of the fair market value on the date the options are granted (110% in the case of persons owning more than 10% of the total combined voting power of the Company). Holders of stock options exercised no options during the years ended December 31, 1995 or 1994.

In addition, the Company has granted options and warrants outside of the Plans in connection with private placements of its securities and as consideration for various services. These options and warrants have been granted for terms not exceeding ten years from the date of grant. The table below summarizes all activity for the years ended December 31, 1993, 1994 and 1995.

(In thousands except per share data)


                                            Number of               Price
                                          Common Shares           Per Share
                                          -------------           ---------
Outstanding at December 31, 1992              244
     Granted                                  171             $10.00 to $45.00
     Exercised                                 (9)            $10.00 to $13.75
     Canceled                                (110)            $37.50 to $300.00
                                            -----
Outstanding at December 31, 1993              296
     Granted                                  359             $2.50 to $20.00
     Exercised                                 (2)            $13.75
     Canceled                                 (10)            $13.75 to $71.25
                                            -----
Outstanding at December 31, 1994              643
     Granted                                  299             $2.50 to $7.50
     Exercised                                (90)            $2.50
     Canceled                                 (90)            $5.00 to $177.50
                                            -----
Outstanding at December 31, 1995              762
                                            =====

Options and warrants outstanding include 547,000 warrants, all of which are exercisable, and 215,000 options, of which 89,000 are vested and exercisable at December 31, 1995.

NOTE 11--PROVISION FOR INCOME TAXES

The Company adopted FAS 109, "Accounting for Income Taxes" effective January 1, 1993, and began recognizing income tax benefits for net operating loss carryforwards, credit carryforwards and certain temporary differences for which tax benefits have not previously been recorded. As a result of the adoption of FAS 109, the Company has recognized approximately $21,000,000 as a deferred tax asset; however, the Company has established a valuation allowance equal to the full amount of the deferred tax asset, as future operating profits cannot be assured. The Company expects to recognize the benefit of the asset when financial reporting and taxable income is generated.

At December 31, 1995, the Company has net operating loss (the "NOL") carryforwards of approximately $36,000,000 available to offset future U.S. taxable income. The Company calculates that its use of the NOL may be limited to approximately $3,000,000 each year as a result of stock, option and warrant issuances during prior fiscal years resulting in an ownership change of more than 50% of the Company's outstanding equity. If not offset against future taxable income, the NOL carryforwards will expire in tax years 1996 through 2010.

In addition, Chimos/LBF S.A. and Laboratorios Belmac S.A. have NOL carryforwards of approximately $15,000,000 and $3,700,000 available to offset future taxable income for income tax purposes in France and Spain, respectively. If not offset against taxable income, the NOL carryforwards will expire in various years ending 2000.

NOTE 12--BUSINESS SEGMENT INFORMATION ON FOREIGN OPERATIONS

The following is a summary of the results of operations and identifiable assets of the Company's wholly-owned foreign subsidiaries as of and for the years ended December 31, 1995, 1994 and 1993, respectively.



                                                                    (In Thousands)
                                                             Year Ended December 31, 1995
                            ----------------------------------------------------------------------------------------------
                                           France                 Spain                    U.S.                Consolidated
                                           ------                 -----                   -----                ------------
Revenue                                    $24,452                $ 5,774                $   249                 $30,475
Net income (loss)                          $ 1,268                $  (313)               $(3,281)                $(2,326)
Identifiable assets                        $ 7,100                $ 6,829                $ 2,361                 $16,290



                                                                    (In Thousands)
                                                             Year Ended December 31, 1994
                            ----------------------------------------------------------------------------------------------
                                           France                 Spain                    U.S.                Consolidated
                                           ------                 -----                   -----                ------------
Revenue                                    $20,257                $ 5,843                  $   184                 $26,284
Net income (loss)                          $   595                $  (405)                 $(3,768)                $(3,578)
Identifiable assets                        $ 6,476                $ 7,833                  $ 2,023                 $16,332





                                                                   (In Thousands)
                                                            Year Ended December 31, 1993
                            ---------------------------------------------------------------------------------------------
                                           France                 Spain                    U.S.                Consolidated
                                           ------                 -----                   -----                ------------
Revenue                                    $15,155                $ 4,328                $   366                $  19,849
Net income (loss)                          $  (811)               $(1,655)               $(7,770)               $ (10,236)
Identifiable assets                        $ 7,023                $ 6,873                $ 2,264                $  16,160


Total liabilities attributable to foreign operations were $5,607,000, $8,428,000 and $8,358,000 at December 31, 1995, 1994 and 1993 respectively. There were no dividends from foreign subsidiaries, and net foreign currency gains (losses) reflected in results of operations for the years ended December 31, 1995, 1994 and 1993 were approximately $3,000, $66,000 and ($133,000), respectively. Sales in France for the years ended December 31, 1995, 1994 and 1993 include approximately $7,300,000, $8,000,000, and $4,500,000, respectively, to Pharmacie Centrale des Hopitaux.

NOTE 13-COMMITMENTS AND CONTINGENCIES

On July 15, 1993, Michael M. Harshbarger was discharged for cause from the Company as President and Chief Executive Officer. At the time of his discharge, Harshbarger owed the Company approximately $121,000 as a result of expenses of a personal nature which he charged to the Company's accounts and removal of corporate assets for personal use. Harshbarger has sued the Company for wrongful termination, seeking damages in excess of $1,400,000 and the Company has countersued for wrongful conversion and civil theft, fraud and deceit, and breach of contract, in an effort to recover the amounts owed by Harshbarger. The Company is amending a counterclaim against Harshbarger for breach of fiduciary duty and is seeking damages in excess of $1,000,000. In the opinion of current management, the amounts are collectable and this litigation will have no material effect on the financial position or results of operations of the Company.

Belmac Hygiene, Inc. ("Hygiene"), a subsidiary of the Company, filed an action on December 9, 1994 in the United States District Court for the Southern District of New York against Medstar, Inc. ("Medstar"), Maximed, Inc. ("Maximed") and Robert S. Cohen. The defendants are Hygiene's partners (or such partner's control persons) in the Company's partnership with Maximed (the "Partnership"), which was formed for the development and ultimate sale of Maximed's intra-vaginal controlled release products. The action sought (i) to enjoin the defendants from interfering with the management of the Partnership by Hygiene's representatives, and (ii) to recover damages as a result of defendants' misrepresentations and breach of warranty in the Partnership agreement. The defendants filed a counterclaim against Hygiene. Medstar also filed a separate action on May 4, 1995 in the United States District Court for the Southern District of New York against the Company alleging that Hygiene failed to fund the Partnership and seeking $10,000,000 from the Company pursuant to its guaranty of Hygiene's obligations. The issues were tried, without a jury, on August 21 through 23, 1995. Thereafter, post-trial briefs and proposed findings of fact and conclusions of law were submitted, and argument was heard on October 25, 1995. On January 12, 1996, the Court ruled that the Company's reliance on defendants' misrepresentation was not justified and that the Company had performed its obligations under the Partnership agreement. Accordingly, the Court rendered its decision dismissing all claims and counter-claims asserted by the parties. The Company filed a notice of appeal on March 19, 1996.

The Company has determined that it is exposed to certain contingencies with respect to its operations in Spain totaling approximately $650,000 and has accrued $130,000 for such contingencies that are considered probable and included such amount in other non-current liabilities as of December 31, 1995.

The Company is also obligated to pay royalties on sales of the drug Alphanon(R) (Note 6).

An agreement entered into between the Company and Jean-Francois Rossignol, its former Chairman and Chief Executive Officer, in August 1993, entitled the company to receive aggregate payments of $360,000 upon the commercialization of a certain drug. The Company received $160,000 of such amount in December 1995 and the remaining $200,000 in 1996. The Company has recorded the entire $360,000 as other income in the year ended December 31, 1995.

The Company leases certain of its assets under noncancellable operating leases. Total charges to operations under operating leases were approximately $493,000, $360,000 and $598,000, for the years ended December 31, 1995, 1994 and 1993, respectively. Future minimum lease payments under operating leases are as follows:

                                 (In Thousands)
                            Year Ending December 31,
                          ----------------------------
                         1996                       $451
                         1997                        336
                         1998                        249
                         1999 and thereafter          -0-


NOTE 14--RELATED PARTY TRANSACTIONS

See Note 10 for stock subscriptions receivable from former officers and Note 13 for additional disclosures related to former officers.

On May 30, 1991 Jean-Francois Rossignol exercised options to purchase 11,120 shares of Common Stock at an average exercise price of $38.30 per share and Marc
S. Ayers exercised options to purchase 4,674 shares at an exercise price of $45.60 per share. On September 6, 1991, Ayers exercised options to purchase 1,896 shares of Common Stock at an exercise price of $105.00 per share. Rossignol and Ayers exercised their options through the issuance of promissory notes (the "Notes") in the principal amounts of $426,000 and $412,000, respectively, representing the aggregate exercise prices for such options. Each of the Notes accrued interest at the rate of 8.5% per annum which was payable through the issuance of additional promissory notes having the same terms as the Notes. In November 1992, Rossignol prepaid his note down to $271,000 (including accrued interest) through the offset of payments from the Company. On February 26, 1993, Rossignol resigned as Chief Executive Officer and Chairman of the Board and the Company agreed to forgive $271,000 of his Note balance (including accrued interest) due to the Company and to release his Belmac Holdings, Inc. (formerly Pharmacin Holdings, Inc.) stock which was held as collateral by the Company.

On November 30, 1992, Ayers resigned as Chief Financial Officer of the Company and effective December 17, 1992, resigned as a member of the Board of Directors. At December 31, 1994 Ayers owed the Company $412,000 plus $121,000 accrued interest under two stock subscription notes receivable, both of which had matured and remained unpaid. Ayers sued the Company alleging breach of contract and the Company countersued Ayers. This matter was tried in 1994 and a jury verdict rendered on August 18, 1994, found in favor of Ayers on one issue and in favor of the Company on another issue. The judge ordered a new trial on all issues and no judgement was entered in the case. After a jury trial in May 1995, the jury found no binding contract was made between the Company and Ayers while awarding Ayers a recovery of approximately $27,000 for consulting services rendered and cancellation of the promissory notes and interest thereon. The cancellation of the promissory notes and related interest has been included in other income/expense, net, for the year ended December 31, 1995.

Healthcare Capital Investments ("Healthcare"), a registered broker-dealer which is 80% owned by Harshbarger, a former Director and former President and Chief Executive Officer of the Company and his wife, acted as placement agent for the Company on private placements of the Company's securities. Healthcare and its affiliates received fees during the year ended December 31, 1993 totaling
$242,000 and four- and five-year warrants to purchase an aggregate of 9,600 shares of Common Stock at an exercise price of $22.00 per share. Fees paid in connection with the above private placements have been charged to additional-paid-in-capital. Receivables at December 31, 1995 and 1994 include approximately $121,000 owed by Harshbarger (See Note 13).

NOTE 15--SUBSEQUENT EVENTS (unaudited)

PUBLIC OFFERING

In February 1996, the Company completed a public offering of its securities, whereby an aggregate of 6,900 Units were sold. Each Unit consists of One Thousand Dollars ($1,000) Principal Amount 12% Convertible Senior Subordinated Debenture due February 13, 2006 and 1,000 Class A Redeemable Warrants, each to purchase one share of Common Stock and one Class B Redeemable Warrant. Two Class B Redeemable Warrants entitle a holder to purchase one share of Common Stock. The Debenture and Class A Redeemable Warrants presently trade only as a Unit and may not be detached within six months of issuance without the underwriter's prior consent. Interest is payable quarterly.

The Debentures are convertible prior to maturity, unless previously redeemed, at any time commencing February 14, 1997 (the "Anniversary Date") into shares of Common Stock at a conversion price per share of the lesser of $2.50 or 80% of the average closing price of the Common Stock on the American Stock Exchange for the 20 consecutive trading days immediately preceding the Anniversary Date.

Gross and net proceeds (after deducting underwriting commissions and the other expenses of the offering), were approximately $6,900,000 and $5,700,000, respectively. Approximately $1,770,000 of the net proceeds were used to retire the principal balance of debt incurred in private placements (see Note 8). The balance of the net proceeds, approximately $4,000,000, will be available for working capital needs.

Of the Unit purchase price of $1,000, for financial reporting purposes, the consideration allocated to the Debenture is $722, to the conversion discount feature of the Debenture is $224 and to the 1,000 Class A Warrants is $54. None of the Unit purchase price is allocated to the Class B Warrants. Such allocation is based upon the relative fair values of each security on the date of issuance. Such allocation resulted in recording a discount on the Debentures of $1,915,000. The effective interest rate on the Debentures is 18.1%.

If the public offering of the 6,900 Units had been completed on December 31, 1995, the effect on the Company's consolidated financial statements at December 31, 1995 would have been: an increase in cash and cash equivalents of $4,000,000, an increase in other non-current assets of $1,000,000, and a resulting increase in total assets of $5,000,000; as well as an increase in long-term debt of $3,600,000, and an increase in common stockholders' equity of $1,400,000.

EXPIRATION OF DISTRIBUTION AGREEMENT

Chimos has been marketing a drug in France, which is produced by Genzyme Corporation, for treatment of Gaucher's Disease. The distribution agreement between Genzyme Corporation and Chimos expires on March 31, 1996, and the Company has been informed that, although Genzyme may need to rely on Chimos to continue its distribution of Ceredase in April 1996 in order to fill March 1996 orders, such agreement is not expected to be extended or renewed.

Consequently, the Company expects its sales to decline significantly beginning in the second quarter of 1996 as a result of the expiration of the distribution agreement. Notwithstanding the relative significance of its sales volume, the Ceredase gross margins as a percentage of sales have been minimal, therefore the impact on operating profits is not expected to be material. The Company is exploring alternative uses for its working capital that has historically supported the Ceredase distribution arrangement.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Bentley Pharmaceuticals, Inc.
Tampa, Florida

We have audited the consolidated financial statements of Bentley Pharmaceuticals, Inc. (formerly Belmac Corporation) and subsidiaries (the "Company") as of December 31, 1995 and 1994, and for the years then ended, and have issued our report thereon dated March 29, 1996, which report expresses an unqualified opinion and includes an emphasis paragraph referring to a significant subsequent event, such consolidated financial statements and report are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Tampa, Florida
March 29, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and
Stockholders of Bentley Pharmaceuticals, Inc.


Our audit of the consolidated financial statements referred to in our report dated March 30, 1994 appearing in the Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this form. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ Price Waterhouse LLP

Price Waterhouse LLP

Tampa, Florida
March 30, 1994

                          BENTLEY PHARMACEUTICALS, INC.

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


            Column A                      Column  B                Column C             Column D        Column E
- -----------------------------------       ---------     -----------------------------   --------      -----------
                                                                  Additions
                                                        -----------------------------
                                          Balance at    Charged to     Charged to
                                          beginning     costs and     other accounts-  Deductions-      Balance at
               Description                of period      expenses      describe         describe      end of period
               -----------                ---------     ----------    ---------------   --------      -------------
Drug licenses and related costs:
For the year ended December 31, 1995       $291,000      $88,000        $27,000(a)                      $406,000
For the year ended December 31, 1994        247,000      102,000                      $58,000 (b)        291,000
For the year ended December 31, 1993        434,000      227,000                      414,000 (c)        247,000

Goodwill:
For the year ended December 31, 1995        148,000       38,000                                         186,000
For the year ended December 31, 1994        108,000       40,000                                         148,000
For the year ended December 31, 1993         68,000       40,000                                         108,000

Reserve for inventory obsolescence:
For the year ended December 31, 1995        248,000      571,000                                         819,000
For the year ended December 31, 1994              0      248,000                                         248,000
For the year ended December 31, 1993              0            0                                               0


- --------------------------------
(a)  Effect of exchange rate fluctuation.

(b) Due to the Registrant's sale of its Spanish marketing rights to Belmacina(R), the drug license and related accumulated amortization of approximately $81,000 were removed from the accounts and includes the effect of exchange rate fluctuation.

(c) Due to the Registrant's sale of its French marketing rights to Amodex(R), the drug license and related accumulated amortization of approximately $66,000 were removed from the accounts, and includes the effect of exchange rate fluctuation. Due to the agreement with Evans dated March 25, 1994, whereby the Registrant agreed to return to Evans the 25% deposit and one-half of the promotion campaign monies paid and to release from escrow the balance of the purchase price, the capitalized costs relating to
     Biolid(R) and the related accumulated amortization of approximately $387,000 were written off, which includes the effect of exchange rate fluctuation.