Form 10-Q
period 1996-03-31
BENTLEY PHARMACEUTICALS INC
filed 1996-05-15
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________


Commission File Number  1-10581
                       ---------

                          BENTLEY PHARMACEUTICALS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                          No. 59-1513162
- --------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

4830 W. Kennedy Blvd., Suite 550, Tampa, FL                     33609
- -------------------------------------------                   ---------
(Address of principal executive offices)                      Zip Code

Registrant's telephone number, including area code:      (813) 286-4401
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

YES   X               NO
    -----                  -----

The number of shares of the Registrant's common stock outstanding as of May 14, 1996 was 3,331,472.

                          BENTLEY PHARMACEUTICALS, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996
                 ----------------------------------------------

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----


Part I. FINANCIAL INFORMATION



     Item 1. Consolidated Financial Statements:

             Consolidated Balance Sheets as of March 31, 1996
              (unaudited) and December 31, 1995                               3

             Consolidated Statements of Operations (unaudited)
              for the three months ended March 31, 1996
              and 1995                                                        4

             Consolidated Statement of Changes in Common
              Stockholders' Equity (unaudited) for the
              three months ended March 31, 1996                               5

             Consolidated Statements of Cash Flows
              (unaudited) for the three months ended
              March 31, 1996 and 1995                                         6

             Notes to Consolidated Financial Statements (unaudited)           8



     Item 2. Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                     12



Part II.    OTHER INFORMATION                                                16

                         BENTLEY PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                       (Unaudited)
(In thousands, except per share data)                    March 31,  December 31,
                                                            1996          1995
                                                         --------      --------

ASSETS
- ------

Current assets:
 Cash and cash equivalents                               $  1,200      $  1,120
 Investments available for sale                             2,629           161
 Receivables                                                8,631         6,836
 Inventories                                                  943         1,054
 Prepaid expenses and other                                   514           596
                                                         --------      --------
  Total current assets                                     13,917         9,767
                                                         --------      --------
Fixed assets, net                                           3,904         4,084
Drug licenses and related costs, net                        1,069         1,120
Other non-current assets, net                               2,161         1,319
                                                         --------      --------
                                                         $ 21,051      $ 16,290
                                                         ========      ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
- ---------------------------------------

Current liabilities:
 Accounts payable                                        $  4,231      $  3,883
 Accrued expenses                                           1,586         1,572
 Short term borrowings                                      1,558         1,197
 Current portion of long term debt                              1             2
                                                         --------      --------
  Total current liabilities                                 7,376         6,654
                                                         --------      --------
Long term debt, net                                         5,003         1,354
                                                         --------      --------
Other non-current liabilities                                 555           898
                                                         --------      --------

Commitments and contingencies

Redeemable preferred stock, $1.00 par
 value, authorized 2,000 shares:
 Series A, issued and outstanding, 60 shares                2,102         2,068
                                                         --------      --------

Common Stockholders' Equity:
 Common stock, $.02 par value, authorized
  20,000 shares, issued and outstanding,
  3,330 shares                                                 66            66
 Stock purchase warrants (to purchase 7,944
  and 547 shares of common stock)                             457           150
 Paid-in capital in excess of par value                    71,287        70,047
 Stock subscriptions receivable                              (105)         (105)
 Accumulated deficit                                      (64,927)      (64,248)
 Cumulative foreign currency translation adjustment          (763)         (594)
                                                         --------      --------
                                                            6,015         5,316
                                                         --------      --------
                                                         $ 21,051      $ 16,290
                                                         ========      ========


          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                         BENTLEY PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                              For the Three
(In thousands, except per share data)                         Months Ended
                                                                March 31,
                                                                ---------
                                                            1996         1995
                                                            ----         ----

Sales                                                     $ 9,698       $ 8,094
Cost of sales                                               7,636         6,643
                                                       ----------    ----------
 Gross margin                                               2,062         1,451
                                                       ----------    ----------

Operating expenses:
 Selling, general and administrative                        1,900         1,596
 Research and development                                      18           143
 Depreciation and amortization                                134           138
                                                       ----------    ----------

  Total operating expenses                                  2,052         1,877
                                                       ----------    ----------

Income (loss) from operations                                  10          (426)

Other (income) expenses:
 Interest expense                                             689            65
 Interest income                                               (9)           --
 Other (income) expense, net                                    9          (371)
                                                       ----------    ----------

Net loss                                                  ($  679)      ($  120)
                                                       ==========    ==========

Net loss per common share                                 ($ 0.21)      ($ 0.05)
                                                       ==========    ==========

Weighted average common shares outstanding                  3,330         2,977
                                                       ==========    ==========


          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
                                        4

                         BENTLEY PHARMACEUTICALS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                   (Unaudited)

(In thousands, except per share data)


                               $.02 Par Value
                                Common Stock     Additional               Other
                                -------------    Paid-in     Accumulated  Equity
                                Shares  Amount   Capital     Deficit      Transactions  Total
                                ------  ------   -------     -------      ------------  -----
Balance at December 31, 1995     3,330    $66    $70,047    ($64,248)        ($549)    $5,316
Public offering of units             -      -      1,274           -           307      1,581
Accrual of dividends - preferred
 stock                               -      -        (34)          -             -       (34)
Foreign currency translation
 adjustment                          -      -          -           -          (169)     (169)
Net loss                             -      -          -        (679)            -      (679)
                                 -----    ---    -------    --------         -----     ------
Balance at March 31, 1996        3,330    $66    $71,287    ($64,927)        ($411)    $6,015
                                 =====    ===    =======    ========         =====     ======








          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
                                        5

                         BENTLEY PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                     For the Three
(In thousands)                                                        Months Ended
                                                                        March 31,
                                                                  --------------------
                                                                     1996      1995
                                                                  ---------  ---------
Cash flows from operating activities:
  Net loss                                                          ($  679)   ($  120)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                       134        138
    Gain on sale of Belmacina(R)                                         --       (380)
    Other non-cash items                                                597         --
    (Increase) decrease in assets and
      increase (decrease) in liabilities:
      Receivables                                                    (2,007)      (272)
      Inventories                                                        55       (419)
      Prepaid expenses and other current assets                         (36)      (294)
      Other assets                                                      (43)        51
      Accounts payable and accrued expenses                             480       (460)
      Other liabilities                                                (333)        --
                                                                  ---------  ---------

        Net cash used in operating activities                        (1,832)    (1,756)
                                                                  ---------  ---------


Cash flows from investing activities:
  Proceeds from sale of investments                                     160         --
  Purchase of investments                                            (2,629)      (124)
  Proceeds from sale of Belmacina(R)                                     --        760
  Net change in fixed assets                                             14         12
  Investment in partnership                                              --        (13)
                                                                  ---------  ---------

     Net cash (used in) provided by investing activities             (2,455)       635
                                                                  ---------  ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
                                        6


                         BENTLEY PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                  (Unaudited)


                                                                     For the Three
(In thousands)                                                        Months Ended
                                                                        March 31,
                                                                  --------------------
                                                                     1996      1995
                                                                  ---------  ---------


Cash flows from financing activities:
  Net increase in short term borrowings                             $   395    $   700
  Proceeds from public offering of units                              6,900         --
  Offering costs                                                     (1,163)        --
  Collection of stock subscription receivable, net                       --        250
  Repayment of long term debt                                        (1,763)        --
  Payments on capital leases                                             (8)       (17)
                                                                  ---------  ---------

        Net cash provided by financing activities                     4,361        933
                                                                  ---------  ---------

Effect of exchange rate changes on cash                                   6        (85)
                                                                  ---------  ---------

Net increase (decrease) in cash and cash equivalents                     80       (273)

Cash and cash equivalents at beginning of period                      1,120      1,321
                                                                  ---------  ---------

Cash and cash equivalents at end of period                          $ 1,200    $ 1,048
                                                                  =========  =========


SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION
The Registrant paid cash during the period for (in thousands):

  Interest                                                          $   167    $    68
                                                                  =========  =========

  Taxes                                                                  --         --
                                                                  =========  =========


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Not applicable











The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
                                        7

                          BENTLEY PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:


The consolidated financial statements of Bentley Pharmaceuticals, Inc. (the "Registrant"), at March 31, 1996 and 1995 included herein, have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

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

In the opinion of management, the accompanying unaudited consolidated financial statements at March 31, 1996 and 1995 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1995 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Registrant's financial position as of March 31, 1996, the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 should not be considered indicative of the results to be expected for the year.


CASH AND CASH EQUIVALENTS/INVESTMENTS AVAILABLE FOR SALE:


The Registrant considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents for purposes of the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. Investments in securities which do not meet the definition of cash equivalents are classified as investments available for sale in the Consolidated

Balance Sheets. Investments available for sale of $2,629,000 at March 31, 1996 are reported at approximate market value.


INVENTORIES:


Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):


                                                       March 31,  December 31,
                                                          1996       1995
                                                        -------    -------

Raw materials                                           $   439    $   374

Work in process                                            --            1

Finished goods                                            1,358      1,498
                                                        -------    -------

                                                          1,797      1,873

Less: Allowance for slow moving or obsolete inventory      (854)      (819)
                                                        -------    -------

                                                        $   943    $ 1,054
                                                        =======    =======

DEBT:


The Registrant completed a public offering (the "Public Offering") of its securities in February 1996, whereby it sold 6,900 Units, each Unit ("Unit") consisting of a One Thousand Dollars ($1,000) Principal Amount 12% Convertible Senior Subordinated Debenture due February 13, 2006 ("Debenture") and 1,000 Class A Redeemable Warrants, each to purchase one share of Common Stock and one Class B Redeemable Warrant. Two Class B Redeemable Warrants entitle a holder to purchase one share of Common Stock. The Debenture and Class A Redeemable Warrants presently trade only as a Unit and may not be detached within six months of issuance without the underwriter's prior consent. Interest is payable quarterly.

The Debentures are convertible prior to maturity, unless previously redeemed, at any time commencing February 14, 1997 ("the Anniversary Date") into shares of Common Stock at a conversion price per share of the lesser of $2.50 or 80% of the average closing price of the Common Stock on the American Stock Exchange for the 20 consecutive trading days immediately preceding the Anniversary Date.

Gross and net proceeds (after deducting underwriting commissions and the other expenses of the offering), were approximately $6,900,000 and $5,700,000, respectively, a portion of which were used to retire $1,770,000 principal balance of debt incurred in the October 1995 private placements.

Of the Unit purchase price of $1,000, for financial reporting purposes, the consideration allocated to the Debenture is $722, to the conversion discount feature of the Debenture is $224 and to the 1,000 Class A Warrants is $54. None of the Unit purchase price is allocated to the Class B Warrants. Such allocation is based upon the relative fair values of each security on the date of issuance. Such allocation resulted in recording a discount on the Debentures of $1,918,000.

The original issue discount and the costs related to the issuance of the Debentures are being amortized to interest expense using the effective interest method over the lives of the related Debentures. The effective interest rate on the Debentures is 18.1%.


NET LOSS PER COMMON SHARE:


Primary loss per common share is computed by dividing the net loss (adjusted for accrued dividends on redeemable preferred stock) by the weighted average number of shares of Common Stock outstanding during each period. Common Stock equivalents were not included in the calculation of primary loss per share as they were determined to be antidilutive.

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


NEW ACCOUNTING PRONOUNCEMENTS:


In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121") effective for fiscal years beginning after December 15, 1995. FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Registrant adopted FAS 121 effective January 1, 1996. The adoption of FAS 121 did not have a material impact on the financial condition or the results of operations of the Company.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") effective for transactions entered into after December 15, 1995. FAS 123 provides alternatives for the methods used by entities to record compensation expense associated with its stock-based compensation plans. Additionally, FAS 123 provides further guidance on the disclosure requirements relating to stock-based compensation plans. The Registrant adopted FAS 123 effective January 1, 1996. The adoption of FAS 123 did not have a material impact on the financial condition or the results of operations of the Company.


RECLASSIFICATIONS:


Certain prior period amounts have been reclassified to conform with the current period's presentation format. These reclassifications are not material to the consolidated financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
- ---------------------

Three Months Ended March 31, 1996 versus Three Months Ended March 31, 1995
- --------------------------------------------------------------------------

The Registrant reported revenues of $9,698,000 and a net loss of $679,000 or $.21 per share for the three months ended March 31, 1996 compared to revenues of $8,094,000 and a net loss of $120,000 or $.05 per share for the same period in the prior year.

The 20% increase in revenues is primarily attributable to a 10% increase in sales by the Registrant's French subsidiary, Chimos/LBF S.A., to $7,110,000, and a 63% increase in sales by the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., to $2,494,000. Gross margins for the quarter ended March 31, 1996 improved to 21% compared to 18% in the comparable period of the prior year, primarily as a result of the more rapid rate of growth in sales at Laboratorios Belmac, whose sales generate higher gross margins than those of Chimos. The Registrant's distribution operations in France, Chimos/LBF, S.A., generate relatively low gross margins (approximately 9%) as opposed to the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., which is experiencing substantially higher margins (approximately 56%). The Registrant expects sales to decline beginning in the second quarter of 1996 as a result of the March 31, 1996 expiration of its distribution agreement for the product, Ceredase, which accounted for approximately 60% of its revenues in 1995 and approximately 54% of its revenues in the quarter ended March 31, 1996. Ceredase gross margins, as a percent of sales, have been minimal; therefore, the impact on operating profits is not expected to be material.

Selling, general and administrative expenses were $1,900,000, or 20% of sales, for the three months ended March 31, 1996 compared to $1,596,000, or 20% of sales, for the same period in the prior year. A significant portion of these expenses are marketing and selling costs, which are necessary for the Registrant's plans to increase sales and market share in Spain. To the extent practical, however, the Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $18,000 for the quarter ended March 31, 1996 compared to $143,000 for the same period of the prior year. The 87% decrease reflects the Registrant's de-emphasis of basic research and redirection of its resources to expand its portfolio of marketed products. During this period, the Registrant did not commence any new research and development programs. The Registrant intends to continue to carefully manage its research and development expenditures in the future in view of its limited resources.

Depreciation and amortization expenses remained relatively unchanged at $134,000 for the three months ended March 31, 1996, compared to $138,000 for the same period of the prior year.

Interest expense was $689,000 for the three months ended March 31, 1996 compared to $65,000 for the same period of the prior year. The $624,000 increase reflects interest expense arising primarily from: the Notes sold by the Registrant in its October 1995 private placements (including $446,000 of unamortized discount and issuance costs at the date of repayment), which Notes were paid with the proceeds of the public offering completed in February 1996; the debentures sold in the February 1996 public offering; and, to a lesser degree, higher outstanding balances on short term borrowings, which are used to finance working capital needs. Interest income was $9,000 for the three months ended March 31, 1996, compared to zero for the same period of the prior year. Other (income)/expense, net of $(365,000) for the three months ended March 31, 1995 is primarily comprised of the gain recognized upon the 1995 sale of the Registrant's Belmacina(R) trademark in Spain.

Although the Registrant reported a 20% increase in sales, improved gross margins, and controlled spending with respect to operating expenses in the quarter ended March 31, 1996, its net loss increased from $120,000, or $.05 per share, to $679,000, or $.21 per share, primarily as a result of significantly higher interest expense during the quarter ended March 31, 1996. Interest expense in the quarter ended March 31, 1996 included a $446,000 non-recurring, non-cash charge for unamortized discount and debt issuance costs related to debt that was repaid by the Registrant in February 1996. This one-time non-cash charge had the effect of increasing the loss per share by $.13 in the quarter ended March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

Total assets increased from $16,290,000 at December 31, 1995 to $21,051,000 at March 31, 1996, while Common Stockholders' Equity increased from $5,316,000 at December 31, 1995 to $6,015,000 at March 31, 1996. The increase in Common Stockholders' Equity reflects primarily the February 1996 public offering of Units (defined below), offset in part by a fluctuation in the exchange rates of European currencies compared to the U. S. Dollar and the loss incurred by the Registrant for the period.

The Registrant's working capital was $6,541,000 at March 31, 1996 compared to $3,113,000 at December 31, 1995. The increase in working capital is primarily attributable to the February 1996 public offering of Units.

Cash and cash equivalents remained relatively constant at $1,200,000 at March 31, 1996, compared to $1,120,000 at December 31, 1995; however, the Registrant invested $2,629,000 of its cash in short term investments, which are reflected on the Registrant's Consolidated Balance Sheets as investments available for sale at March 31, 1996.

Receivables increased from $6,836,000 at December 31, 1995 to $8,631,000 at March 31, 1996 due to the continued growth in sales volume at the Registrant's French and Spanish subsidiaries. A significant portion of the Registrant's trade receivables arise from sales of pharmaceutical and health care products to the French government. Payment terms for such sales are typically 90 to 100 days. The Registrant has not experienced any material delinquent accounts. Inventories decreased from $1,054,000 at December 31, 1995 to $943,000 at March 31, 1996 in the ordinary course of business, and prepaid expenses and other current assets decreased from $596,000 at December 31, 1995 to $514,000 at March 31, 1996, primarily as a result of writing off certain deferred costs associated with the Notes sold by the Registrant in its October 1995 private placements, which were paid with the proceeds of the February 1996 public offering.

The combined total of accounts payable and accrued expenses increased 7% from $5,455,000 at December 31, 1995 to $5,817,000 at March 31, 1996 and short term borrowings increased 30% from $1,197,000 to $1,558,000 due to higher balances on lines of credit, in France and Spain, used for working capital purposes.

Other non-current assets increased 64% from $1,319,000 at December 31, 1995 to $2,161,000 at March 31, 1996 and long term debt increased 269% from $1,354,000 at December 31, 1995 to $5,003,000 at March 31, 1996, as a result of the public offering of Units in February 1996.

Investing activities, including the purchase of investments available for sale of $2,629,000, used net cash of $2,455,000 during the three months ended March 31, 1996. Financing activities (primarily the sale of Units in a public offering in February 1996 and proceeds from borrowings on lines of credit) provided net proceeds of $4,361,000 for the three months ended March 31, 1996. Operating activities for the three months ended March 31, 1996 required net cash of $1,832,000.

A substantial amount of the Registrant's business is conducted in France and Spain and is therefore influenced by the extent to which there are fluctuations in the dollar's value against such countries' currencies. The effect of foreign currency fluctuations on long lived assets for the three months ended March 31, 1996 was a decrease of $169,000 and the cumulative historical effect was a decrease of $763,000, as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. Although exchange rates fluctuated significantly in recent years, the Registrant does not believe that the effect of foreign currency fluctuation is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. The Registrant relies primarily upon financing activities to fund the operations of the Registrant in the United States and has not transferred significant amounts into or out of the United States in the recent past. In the event that the Registrant is required to fund United States operations with funds generated in France or Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

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

An aggregate of 6,900 Units were sold in the February 1996 Public Offering. Each Unit consists of a One Thousand Dollars ($1,000) Principal Amount 12% Convertible Senior Subordinated Debenture due February 13, 2006 and 1,000 Class A Redeemable Warrants, each to purchase one share of Common Stock and one Class B Redeemable Warrant. Two Class B Redeemable Warrants entitle a holder to purchase one share of Common Stock. The Debentures and Class A Redeemable Warrants presently trade only as a Unit and may not be detached within six months of issuance without the underwriter's prior consent. Interest is payable quarterly. The Debentures are convertible prior to maturity, unless previously redeemed, at any time commencing February 14, 1997 (the "Anniversary Date") into shares of Common Stock at a conversion price per share of the lesser of $2.50 or 80% of the average closing price of the Common Stock on the American Stock Exchange for the 20 consecutive trading days immediately preceding the Anniversary Date. Gross and net proceeds (after deducting underwriting commissions and the other expenses of the offering), were approximately $6,900,000 and $5,700,000, respectively, a portion of which were used to retire $1,770,000 principal balance of debt incurred in the private placements discussed above.

Of the Unit purchase price of $1,000, for financial reporting purposes, the consideration allocated to the Debenture is $722, to the conversion discount feature of the Debenture is $224 and to the 1,000 Class A Warrants is $54. None of the Unit purchase price is allocated to the Class B Warrants. Such allocation is based upon the relative fair values of each security on the date of issuance. Such allocation resulted in recording a discount on the Debentures of $1,918,000. The effective interest rate on the Debentures is 18.1%.

The Registrant continues to experience negative cash flows from operating activities and, as discussed above, completed private placements of its securities totaling $1,770,000 during October 1995 in order to fund its operations and completed a public offering of its securities totaling $6,900,000 in February 1996 to provide further liquidity. The Registrant may seek to enter into a partnership or other collaborative funding arrangement with respect to future clinical trials of its products under development. The Registrant, however, continues to explore alternative sources for financing its business. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products and the sale of a minority interest in, or certain of the assets of, one or more of its subsidiaries. Management expects that as a result of completing its recent financings and by carefully prioritizing research and development activities and continuing its austerity program, the Registrant should have sufficient liquidity to fund operations into early 1997.

PART II. OTHER INFORMATION
         -----------------

All items required in Part II have been previously filed or are not applicable for the quarter ended March 31, 1996.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              BENTLEY PHARMACEUTICALS, INC.
                              -----------------------------
                              Registrant





May 14, 1996              By: /s/ James R. Murphy
                              -------------------------------
                              James R. Murphy
                              Chairman, President and Chief Executive Officer (principal executive officer)




May 14, 1996              By: /s/ Michael D. Price
                              -------------------------------
                              Michael D. Price
                              Vice President, Chief Financial Officer,
                              Treasurer, and Secretary (principal financial and accounting officer)