Form 10-Q
period 1996-06-30
BENTLEY PHARMACEUTICALS INC
filed 1996-08-14
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


                         Commission File Number 1-10581

                          BENTLEY PHARMACEUTICALS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


           FLORIDA                                             No. 59-1513162
           -------                                             --------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

4830 W. Kennedy Blvd., Suite 548, Tampa, FL                          33609
- -------------------------------------------                          -----
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:           (813) 286-4401
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

The number of shares of the Registrant's common stock outstanding as of August 12, 1996 was 3,331,468.

                          BENTLEY PHARMACEUTICALS, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX

Part I. FINANCIAL INFORMATION                                               PAGE
        ---------------------

     Item 1. Consolidated Financial Statements:

             Consolidated Balance Sheets as of June 30, 1996  (unaudited)
                  and December 31, 1995                                        3

             Consolidated  Statements of Operations  (unaudited)  for the three months ended June 30, 1996 and 1995,  and the six
                  months ended June 30, 1996 and 1995                          4

             Consolidated  Statement  of Changes in Common  Stockholders'
                  Equity  (unaudited)  for the six months  ended June 30,
                  1996                                                         5

             Consolidated  Statements of Cash Flows  (unaudited)  for the
                  six months ended June 30, 1996 and 1995                      6

             Notes to Consolidated Financial Statements (unaudited)            8


     Item 2. Management's  Discussion  and Analysis of Financial
             Condition and Results of Operations                              12


Part II.   OTHER INFORMATION                                                  18
           -----------------

                          BENTLEY PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                       (unaudited)
(In thousands, except per share data)                                    June 30,  December 31,
                                                                           1996        1995
                                                                         --------    --------
ASSETS
- ------

Current assets:
  Cash and cash equivalents                                              $    667    $  1,120
  Investments available for sale                                            2,628         161
  Receivables                                                               6,722       6,836

  Inventories                                                               1,049       1,054
  Prepaid expenses and other                                                  765         596
                                                                         --------    --------
   Total current assets                                                    11,831       9,767
                                                                         --------    --------
Fixed assets, net                                                           3,652       4,084
Drug licenses and related costs, net                                        1,006       1,120
Other non-current assets, net                                               2,135       1,319
                                                                         --------    --------
                                                                         $ 18,624    $ 16,290
                                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Accounts payable                                                       $  2,828    $  3,883
  Accrued expenses                                                          1,741       1,572
  Short term borrowings                                                     1,178       1,197
  Current portion of long term debt                                             5           2
                                                                         --------    --------
   Total current liabilities                                                5,752       6,654
                                                                         --------    --------
Long term debt, net                                                         5,071       1,354
                                                                         --------    --------
Other non-current liabilities                                                 597         898
                                                                         --------    --------

Commitments and contingencies

Redeemable preferred stock, $ 1.00 par value, authorized 2,000 shares:
   Series A, issued and outstanding, 60 shares                              2,136       2,068
                                                                         --------    --------

Common Stockholders'Equity:
   Common stock, $.02 par value, authorized 35,000 shares,
    issued and outstanding, 3,331 and 3,330 shares                             66          66
   Stock purchase warrants (to purchase 7,969 and 547
    shares of common stock)                                                   457         150
   Paid-in capital in excess of par value                                  71,256      70,047
   Stock subscriptions receivable                                            (105)       (105)
   Accumulated deficit                                                    (65,623)    (64,248)
   Cumulative foreign currency translation adjustment                        (983)       (594)
                                                                         --------    --------
                                                                            5,068       5,316
                                                                         --------    --------
                                                                         $ 18,624    $ 16,290
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

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 For the Three            For the Six
(In thousands, except per share data)            Months Ended             Months Ended
                                                    June 30,                June 30,
                                             --------------------    --------------------
                                               1996        1995        1996        1995
                                             --------    --------    --------    --------
Sales                                        $  4,678    $  8,105    $ 14,376    $ 16,199
Cost of sales                                   2,894       6,313      10,530      12,956
                                             --------    --------    --------    --------

Gross margin                                    1,784       1,792       3,846       3,243
                                             --------    --------    --------    --------

Operating expenses:
  Selling, general and administrative           1,995       2,253       3,895       3,849
  Research and development                          8         104          26         247
  Depreciation and amortization                   119         130         253         268
                                             --------    --------    --------    --------

   Total operating expenses                     2,122       2,487       4,174       4,364
                                             --------    --------    --------    --------

Loss from operations                             (338)       (695)       (328)     (1,121)

Other (income) expenses:
  Interest expense                                323          61       1,012         126
  Interest income                                 (36)         (1)        (45)         (1)
  Other (income) expense, net                      71         514          80         143
                                             --------    --------    --------    --------

Net loss                                     ($   696)   ($ 1,269)   ($ 1,375)   ($ 1,389)
                                             ========    ========    ========    ========

Net loss per common share                    ($  0.22)   ($  0.44)   ($  0.43)   ($  0.49)
                                             ========    ========    ========    ========

Weighted average common shares outstanding      3,331       2,978       3,331       2,978
                                             ========    ========    ========    ========

                     The accompanying Notes to Consolidated
                      Financial Statements are an integral
                       part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                   (unaudited)

(In thousands, except per share data)

                                              $.02 Par Value
                                               Common Stock   Additional                 Other
                                             ----------------   Paid-in   Accumulated    Equity
                                            Shares    Amount    Capital     Deficit    Transactions   Total
                                             -----   --------   --------    --------    --------    --------
Balance at December 31, 1995                 3,330   $     66   $ 70,047    ($64,248)   ($   549)   $ 5,316
Public offering of units                      --         --        1,274        --           307      1,581
Common stock issued as compensation              1       --            3        --          --            3
Accrual of dividends - preferred stock        --         --          (68)       --          --          (68)
Foreign currency translation adjustment       --         --         --          --          (389)      (389)
Net loss                                      --         --         --        (1,375)       --       (1,375)
                                             -----   --------   --------    --------    --------    -------
Balance at June 30, 1996                     3,331   $     66   $ 71,256    ($65,623)   ($   631)   $ 5,068
                                             =====   ========   ========    ========    ========    =======

                     The accompanying Notes to Consolidated
                      Financial Statements are an integral
                       part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                 For the Six
(In thousands)                                                   Months Ended
                                                                   June 30,
                                                              -----------------
                                                               1996       1995
                                                              ------     ------
Cash flows from operating activities:
   Net loss                                                  ($1,375)   ($1,389)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization                               253        268
     Gain on sale of Belmacina(R)                                 --       (380)
     Cancellation of Stock subscription receivable                --        533
     Loss on disposal of fixed assets                             78         --
     Other non-cash items                                        609        (16)
     (Increase) decrease in assets and
     increase (decrease) in liabilities:
     Receivables                                                (223)      (712)
     Inventories                                                  (8)       (59)
     Prepaid expenses and other current assets                  (318)      (171)
     Other assets                                                (26)        58
     Accounts payable and accrued expenses                      (707)      (196)
     Other liabilities                                          (241)       (53)
                                                              ------     ------

       Net cash used in operating activities                  (1,958)    (2,117)
                                                              ------     ------

Cash flows from investing activities:
   Proceeds from sale of investments                             328        214
   Purchase of investments                                    (2,795)        --
   Net change in fixed assets                                    (37)      (253)
   Proceeds from sale of Belmacina(R)                             --        760
   Investment in partnership                                    --          (13)
                                                              ------     ------

       Net cash (used in) provided by investing activities    (2,504)       708
                                                              ------     ------

                     The accompanying Notes to Consolidated
                      Financial Statements are an integral
                       part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                   (unaudited)

                                                                    For the Six
(In thousands)                                                      Months Ended
                                                                      June 30,
                                                                 ------------------
                                                                   1996       1995
                                                                 -------    -------
Cash flows from financing activities:
   Net increase in short term borrowings                         $    40    $   651
   Proceeds from public offering of units                          6,900         --
   Offering costs                                                 (1,163)       (31)
   Collection of stock subscription receivable, net                   --        562
   Repayment of long term debt                                    (1,758)        --
   Payments on capital leases                                        (18)       (17)
                                                                 -------    -------

       Net cash provided by financing activities                   4,001      1,165
                                                                 -------    -------

Effect of exchange rate changes on cash                                8       (332)
                                                                 -------    -------

Net decrease in cash and cash equivalents                           (453)      (576)

Cash and cash equivalents at beginning of period                   1,120      1,321
                                                                 -------    -------

Cash and cash equivalents at end of period                       $   667    $   745
                                                                 =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The Registrant paid cash during the period for (in thousands):

   Interest                                                      $   207    $   128
                                                                 =======    =======
   Taxes                                                         $    --    $     6
                                                                 =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
The Registrant has issued Common Stock
 in exchange for services as follows (in thousands):

Shares issued                                                          1          9
                                                                 =======    =======
Amount                                                           $     3    $     3
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

                          BENTLEY PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:


The consolidated financial statements of Bentley Pharmaceuticals, Inc. (the "Registrant"), at June 30, 1996 and 1995 included herein, have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

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

In the opinion of management, the accompanying unaudited consolidated financial statements at June 30, 1996 and 1995 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1995 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Registrant's financial position as of June 30, 1996, the results of its operations and its cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996 should not be considered indicative of the results to be expected for the year.


CASH AND CASH EQUIVALENTS/INVESTMENTS AVAILABLE FOR SALE:


The Registrant considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents for purposes of the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. Investments in securities which do not meet the definition of cash equivalents are classified as investments available for sale in the Consolidated

Balance Sheets. Investments available for sale of $2,628,000 at June 30, 1996 are reported at approximate market value.


INVENTORIES:


Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):


                                                        June 30,    December 31,
                                                          1996           1995
                                                         -------        -------

Raw materials                                            $   522        $   374

Work in process                                             --                1

Finished goods                                             1,306          1,498
                                                         -------        -------

                                                           1,828          1,873

Less: Allowance for slow moving or obsolete inventory       (779)          (819)
                                                         -------        -------

                                                         $ 1,049        $ 1,054
                                                         =======        =======

DEBT:


The Registrant completed a public offering (the "Public Offering") of its securities in February 1996, whereby it sold 6,900 Units, each Unit ("Unit") consisting of a One Thousand Dollars ($1,000) Principal Amount 12% Convertible Senior Subordinated Debenture due February 13, 2006 ("Debenture") and 1,000 Class A Redeemable Warrants, each to purchase one share of Common Stock and one Class B Redeemable Warrant. Two Class B Redeemable Warrants entitle a holder to purchase one share of Common Stock. Interest is payable quarterly.

On May 29, 1996, the Debentures and Class A Redeemable Warrants began trading separately. The Units, however, have also continued to trade. The characteristics of the Debentures and the Class A Redeemable Warrants are consistent with their description as components of the Units.

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

The Registrant effected a one for ten reverse stock split of its Common Stock on July 25, 1995 as a result of an amendment to its Articles of Incorporation which was approved by the Stockholders at the Registrant's Annual Stockholders' Meeting held on June 9, 1995. The Registrant has retroactively restated all information with respect to common shares and earnings per common share as if such reverse stock split had been effective for all periods presented.


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

                          BENTLEY PHARMACEUTICALS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
- ----------------------

Three Months Ended June 30, 1996 versus Three Months Ended June 30, 1995
- ------------------------------------------------------------------------

The Registrant reported revenues of $4,678,000 and a net loss of $696,000 or $.22 per common share for the three months ended June 30, 1996 compared to revenues of $8,105,000 and a net loss of $1,269,000 or $.44 per common share for the same period in the prior year.

The 42% decrease in revenues is primarily attributable to a 75% decrease in sales by the Registrant's French subsidiary, Chimos/LBF S.A., to $1,599,000, which was partially offset by an 82% increase in sales by the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., to $3,069,000. As previously reported, the Registrant expected its revenues to decline beginning in the second quarter of 1996, due to the March 31, 1996 expiration of its distribution agreement for the product, Ceradase, which accounted for approximately 60% of its revenues in 1995 and approximately 54% if its revenues in the quarter ended March 31, 1996. Ceradase gross margins, as a percent of sales, were approximately 5% during the quarter ended March 31, 1996; therefore, the impact on operating profits is not considered to be material. Overall gross margins for the quarter ended June 30, 1996 improved to 38%, compared to 22% in the comparable period of the prior year, primarily as a result of the more rapid rate of growth in sales at Laboratorios Belmac, whose sales generate significantly higher gross margins than those of Chimos/LBF, as well as the loss of low-margin Ceradase sales. The Registrant's distribution operations in France, Chimos/LBF, generate relatively low gross margins (approximately 16% for the quarter ended June 30, 1996) compared to the Registrant's Spanish subsidiary, Laboratorios Belmac, which is experiencing substantially higher margins (approximately 50% for the quarter ended June 30, 1996).

Selling, general and administrative expenses were $1,995,000, or 43% of sales, for the three months ended June 30, 1996 compared to $2,253,000, or 28% of sales, for the same period in the prior year. As a direct result of the decline in revenues, selling, general and administrative expenses as a percent of revenues increased during the quarter ended June 30, 1996, as compared to the same period in the prior year; however, total selling, general and administrative expenses actually decreased by 11% when compared to the same period of the prior year. This decrease is the result of lower administrative expenses at the Chimos/LBF subsidiary as a result of the loss of Ceredase sales effective March 31, 1996. A significant portion of these expenses are marketing and selling costs, which are necessary for the Registrant's plans to increase sales and market share in Spain. To the extent practical, however, the Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $8,000 for the quarter ended June 30, 1996 compared to $104,000 for the same period of the prior year. The 92% decrease reflects the Registrant's de-emphasis of basic research and redirection of its resources to expand its portfolio of marketed products. During this period, the Registrant did not commence any new research and development programs. The Registrant intends to continue to carefully manage its research and development expenditures in the future in view of its limited resources.

Depreciation and amortization expenses remained relatively unchanged at $119,000 for the three months ended June 30, 1996, compared to $130,000 for the same period of the prior year.

Interest expense was $323,000 for the three months ended June 30, 1996 compared to $61,000 for the same period of the prior year. The $262,000 increase reflects interest expense arising primarily from the Debentures sold in the February 1996 public offering. Interest income was $36,000 for the three months ended June 30, 1996, compared to $1,000 for the same period of the prior year. The increase was with respect to interest earned on the proceeds of the public offering which have been invested in short term interest bearing investments.

Other (income) expense, net of $71,000 for the three months ended June 30, 1996 is primarily comprised of the loss recognized upon the disposition of certain unnecessary fixed assets and leasehold improvements associated with the Registrant's relocation to smaller, more cost effective, office space in April 1996.

Although the Registrant reported a 42% decrease in sales, the improved gross margins of 38% and controlled spending with respect to operating expenses in the quarter ended June 30, 1996, resulted in a $357,000 improvement in its loss from operations from $695,000 in the same period of the prior year to $338,000 for the current quarter. This improvement, as well as the $216,000 decrease in other (income) expenses, resulted in a total net loss of $696,000, or $.22 per common share for the quarter ended June 30, 1996, compared to $1,269,000, or $.44 per common share for the same period in the prior year.

Six Months Ended June 30, 1996 versus Six Months Ended June 30, 1995
- --------------------------------------------------------------------

The Registrant reported revenues of $14,376,000 and a net loss of $1,375,000 or $.43 per share for the six months ended June 30, 1996 compared to revenues of $16,199,000 and a net loss of $1,389,000 or $.49 per share for the same period in the prior year.

The 11% decrease in revenues is primarily attributable to a 32% decrease in sales by the Registrant's French subsidiary, Chimos/LBF, to $8,709,000 which was partially offset by a 73% increase in sales by the Registrant's Spanish subsidiary, Laboratorios Belmac to $5,563,000 for the six months ended June 30, 1996. As previously reported, the Registrant expected its revenues to decline beginning in the second quarter of 1996, due to the March 31, 1996 expiration of its distribution agreement for the product, Ceredase, which accounted for approximately 60% of its revenues in the year ended December 31, 1995. Ceredase gross margins, as a percent of sales, were approximately 5%; therefore, the impact on operating profits is not considered to be material. Gross margins for the six months ended June 30, 1996 improved to 27% when compared to gross margins of 20% in the comparable period of the prior year, primarily as a result of the more rapid rate of growth in sales at Laboratorios Belmac, whose sales generate significantly higher gross margins than those of Chimos/LBF, as well as the loss of low-margin Ceredase sales. The Registrant's distribution operations in France, Chimos/LBF generate relatively low gross margins (approximately 10% for the six months ended June 30, 1996) as opposed to the Registrant's Spanish subsidiary, Laboratorios Belmac, which is experiencing substantially higher margins (approximately 50% for the six months ended June 30, 1996).

Selling, general and administrative expenses were $3,895,000 for the six months ended June 30, 1996 compared to $3,849,000 for the same period in the prior year. The slight increase over the prior year can be attributed to a combination of factors, including increased selling expenses incurred by the Spanish subsidiary which are necessary in order to sustain the increase in sales volume the Spanish sales force has generated in the six months ended June 30, 1996. This increase was offset by a decrease in selling, general and administrative expenses by Chimos/LBF, primarily due to the loss of Ceredese sales, during the six months ended June 30, 1996. The Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $26,000 for the six months ended June 30, 1996 compared to $247,000 for the same period of the prior year. The 89% decrease reflects the results of a thorough review of all research and development activities and the establishment of priorities based upon both technical and commercial criteria. During this period, the Registrant did not commence any new research and development programs. The Registrant intends to continue to carefully manage its research and development expenditures in the future in view of its limited resources.

Depreciation and amortization expenses remained relatively unchanged at $253,000 for the six months ended June 30, 1996, compared to $268,000 for the same period of the prior year.

Interest expenses was $1,012,000 for the six months ended June 30, 1996 compared to $126,000 for the same period of the prior year. The $886,000 increase reflects interest expense arising primarily from (i) the Notes sold by the Registrant in its October 1995 private placements (including $446,000 of unamortized discount and issuance costs at the date of repayment), which Notes were paid with the proceeds of the public offering completed in February 1996,
(ii) the Debentures sold in the February 1996 public offering and, (iii) to a lesser degree, higher outstanding balances on short term borrowings which are used to finance working capital needs. Interest income was $45,000 for the six months ended June 30, 1996 compared to $1,000 for the same period of the prior year. The increase was with respect to interest earned on the proceeds of the public offering which have been invested in short term, interest bearing investments.

Other (income) expense, net of $80,000 for the six months ended June 30, 1996 is primarily comprised of the loss recognized upon the disposition of certain unnecessary fixed assets and leasehold improvements associated with the Registrant's relocation to smaller, more cost effective, office space in April 1996.

Although the Registrant reported an 11% decrease in sales, the improved gross margins of 27% and controlled spending with respect to operating expenses in the six months ended June 30, 1996, resulted in a $793,000 improvement in its loss from operations from $1,121,000 in the same period of the prior year to $328,000 for the six months ended June 30, 1996. This improvement, offset by interest expense associated with: the Notes sold by the Registrant in its October 1995 private placements; the Debentures sold in the February 1996 public offering and; to a lesser degree, higher outstanding balances on short term borrowings which are used to finance working capital needs, resulted in a total net loss of $1,375,000, or $.43 per common share for the six months ended June 30, 1996, compared to $1,389,000, or $.44 per common share for the same period in the prior year.


LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

Total assets increased from $16,290,000 at December 31, 1995 to $18,624,000 at June 30, 1996, while Common Stockholders' Equity decreased from $5,316,000 at December 31, 1995 to $5,068,000 at June 30, 1996. The decrease in Common Stockholders' Equity reflects primarily the February 1996 public offering of Units, offset by a fluctuation in the exchange rates of European currencies compared to the U.S. Dollar and the loss incurred by the Registrant for the six months ended June 30, 1996.

The Registrant's working capital increased from $3,113,000 at December 31, 1995 to $6,079,000 at June 30, 1996. The increase in working capital is primarily attributable to the February 1996 public offering of Units.

Cash and cash equivalents decreased from $1,120,000 at December 31, 1995 to $667,000 at June 30, 1996; however, the Registrant invested $2,795,000 of its cash in short term investments, of which $2,628,000 are reflected on the Registrant's Consolidated Balance Sheets as investments available for sale at June 30, 1996.

Receivables remained relatively constant, $6,836,000 at December 31, 1995 compared to $6,722,000 at June 30, 1996, due to a combination of factors, including the continued growth in sales volume at the Registrant's Spanish subsidiary which partially compensated for the decline in sales by the French subsidiary as a result of the expiration of the Ceradase distribution contract as of March 31, 1996. The Registrant reduced its receivables by $1,909,000 during the quarter ended June 30, 1996 by collecting receivables for sales of Ceradase, which were utilized to reduce accounts payable balances by $1,403,000 and to reduce the amount of short-term borrowings by $380,000 during the quarter ended June 30, 1996. A significant portion of the Registrant's trade receivables arise from sales of pharmaceutical and health care products to the French government. Payment terms for such sales are typically 90 to 100 days. The Registrant has not experienced any material delinquent accounts. Inventories also remained relatively constant at $1,049,000 at June 30, 1996 compared to $1,054,000 at December 31, 1995. Prepaid expenses and other current assets increased from $596,000 at December 31, 1995 to $765,000 at June 30, 1996, primarily as a result of a prepayment of advertising material by the Spanish subsidiary as well as an advance made by the Spanish subsidiary to Juventos, with whom the Spanish subsidiary entered into a contract manufacturing arrangement, during the quarter ended March 31, 1996, in order for Juventos to procure certain raw materials needed for production purposes.

Although the combined total of accounts payable and accrued expenses decreased only 16% from $5,455,000 at December 31, 1995 to $4,569,000 at June 30, 1996 and
short term borrowings decreased slightly from $1,197,000 at December 31, 1995 to $1,178,000 at June 30, 1996, as discussed above, such balances are significantly reduced below their March 31, 1996 balances, as a result of application of cash collected from receivables during the period.

Fixed assets, net, decreased from $4,084,000 at December 31, 1995 to $3,652,000 at June 30, 1996 partly due to a fluctuation in foreign currency exchange rates and partly due to the disposal of certain unnecessary fixed assets and write-off of leasehold improvements by the Registrant associated with its relocation to smaller, more cost effective, office space in April 1996.

Other non-current assets increased 62% from $1,319,000 at December 31, 1995 to $2,135,000 at June 30, 1996 and long term debt increased 275% from $1,354,000 at December 31, 1995 to $5,071,000 at June 30, 1996, as a result of the public offering of Units in February 1996.

Investing activities, including the purchase of investments available for sale of $2,795,000, used net cash of $2,504,000 during the six months ended June 30, 1996. Financing activities (primarily the sale of Units in a public offering in February 1996 and proceeds from borrowings on lines of credit) provided net proceeds of $4,001,000 for the six months ended June 30, 1996. Operating activities for the six months ended June 30, 1996 required net cash of $1,958,000. Included in cash used in investing activities is $111,000 which represents the book value of the fixed assets disposed of as the result of the Registrant's relocation to smaller, more cost effective, office space in April 1996. The loss on the disposal of fixed assets and write-off of leasehold improvements associated with the Registrant's relocation was $78,000.

A substantial amount of the Registrant's business is conducted in France and Spain and is therefore influenced by the extent to which there are fluctuations in the dollar's value against such countries' currencies. The effect of foreign currency fluctuations on long lived assets for the six months ended June 30, 1996 was a decrease of $389,000 and the cumulative historical effect was a decrease of $983,000, as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. Although exchange rates fluctuated significantly in recent years, the Registrant does not believe that the effect of foreign currency fluctuation is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. The Registrant relies primarily upon financing activities to fund the operations of the Registrant in the United States and has not transferred significant amounts into or out of the United States in the recent past. In the event that the Registrant is required to fund United States operations with funds generated in France or Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

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

An aggregate of 6,900 Units were sold in the February 1996 public offering. Each Unit consists of a One Thousand Dollars ($1,000) Principal Amount 12% Convertible Senior Subordinated Debenture due February 13, 2006 and 1,000 Class A Redeemable Warrants, each to purchase one share of Common Stock and one Class B Redeemable Warrant. Two Class B Redeemable Warrants entitle a holder to purchase one share of Common Stock. The Debentures and Class A Redeemable Warrants initially traded only as a Unit but began trading separately on May 29, 1996. Interest is payable quarterly. The Debentures are convertible prior to maturity, unless previously redeemed, at any time commencing February 14, 1997 (the "Anniversary Date") into shares of Common Stock at a conversion price per share of the lesser of $2.50 or 80% of the average closing price of the Common Stock on the American Stock Exchange for the 20 consecutive trading days immediately preceding the Anniversary Date. Gross and net proceeds (after deducting underwriting commissions and the other expenses of the offering), were approximately $6,900,000 and $5,700,000, respectively, a portion of which were used to retire $1,770,000 principal balance of debt incurred in the private placements discussed above.

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

The Registrant continues to experience negative cash flows from operating activities and, as discussed above, completed private placements of its securities totaling $1,770,000 during October 1995 in order to fund its operations and completed a public offering of its securities totaling $6,900,000 in February 1996 to provide further liquidity. Management expects that as a result of completing its recent financings and by carefully prioritizing research and development activities and continuing its austerity program, the Registrant should have sufficient liquidity to fund operations into early 1997. The Registrant, however, continues to explore alternative sources for financing its business. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development and the sale of certain of the assets of, or one or more of its subsidiaries.

PART II. OTHER INFORMATION
         -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Annual Meeting of Stockholders of the Registrant was held on June 14, 1996 for the purpose of electing two directors, voting on a proposal to amend the Registrant's Articles of Incorporation in order to increase the number of its authorized shares of Common Stock and voting on a proposal to approve the grant of stock options to the Company's Executive Officers. Proxies for the meeting were solicited pursuant to Regulation 14D of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition. The following members were elected to the Registrant's Board of Directors.



                                                                 Shares
                                 Term             Shares          Voted
             Nominee           Expiring         Voted For        Against
             -------           --------         ---------        -------

      James R. Murphy            1999           2,641,308        104,285

      Robert M. Stote, M.D.      1999           2,642,047        103,546



Directors whose terms of office continued after the meeting are as follows:


                    Name                        Term Expiring
                    ----                        -------------

             Randolph W. Arnegger                   1998

             Charles L. Bolling                     1998

             Michael D. Price                       1998

             Doris E. Wardell                       1997



The proposal to amend the Registrant's Articles of Incorporation in order to increase the number of its authorized shares of Common Stock, $.02 par value, from 20,000,000 to 35,000,000 shares was approved by the following vote:


                                                  Broker Non-Votes and
Shares Voted For          Shares Voted Against     Shares Abstaining
- ----------------          --------------------     -----------------

    2,375,764                   288,241                   81,588
     (86.5%)                    (10.5%)                   (3.0%)

The proposal to grant stock options to the Company's Executive Officers was approved by the following vote:


                                                     Broker Non-Votes and
Shares Voted For        Shares Voted Against           Shares Abstaining
- ----------------        --------------------           -----------------

     659,956                   327,236                        36,448
     (64.4%)                   (32.0%)                        (3.6%)



Item 6.    Exhibits and Reports on Form 8-K

           (a)        Exhibits:

                      27.1 Financial Data Schedule

           (b)        Reports on Form 8-K filed  during the  quarter  ended June
                      30, 1996:

                      None

           The Registrant has not filed any reports on Form 8-K subsequent to June 30, 1996.

All other items required in Part II have been previously filed or are not applicable for the quarter ended June 30, 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BENTLEY PHARMACEUTICALS, INC.
                                                   Registrant



August 13, 1996                          By:   /s/ James R. Murphy
                                               -------------------
                                               James R. Murphy
                                               Chairman, President and Chief
                                               Executive Officer (principal
                                               executive officer)



August 13, 1996                          By:   /s/ Michael D. Price
                                               --------------------
                                               Michael D. Price
                                               Vice President, Chief Financial
                                               Officer, Treasurer and Secretary
                                               (principal financial and
                                               accounting officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit
 Number                       Description                            Page Number
 ------                       -----------                            -----------

27.1                     Financial Data Schedule