Form 10-Q
period 1996-09-30
BENTLEY PHARMACEUTICALS INC
filed 1996-11-14
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________


Commission File Number  1-10581

                          BENTLEY PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           FLORIDA                                             No. 59-1513162
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


4830 W. Kennedy Blvd., Suite 548, Tampa, FL                       33609
-------------------------------------------                      --------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (813) 286-4401
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

YES [X]              NO [_]

The number of shares of the Registrant's common stock outstanding as of November 11, 1996 was 3,345,095.

                          BENTLEY PHARMACEUTICALS, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                      INDEX



Part I.    FINANCIAL INFORMATION                                           PAGE


           Item 1.   Consolidated Financial Statements:

                     Consolidated Balance Sheets as of September 30, 1996
                                (unaudited) and December 31, 1995             3

                     Consolidated Statements of Operations (unaudited)
                                for the three months  ended  September
                                30, 1996 and 1995, and the nine months
                                ended September 30, 1996 and 1995             4

                     Consolidated Statement of Changes in Common
                                Stockholders' Equity (unaudited) for the
                                nine months ended September 30, 1996          5

                     Consolidated Statements of Cash Flows
                                (unaudited) for the nine months ended
                                September 30, 1996 and 1995                   6

                     Notes to Consolidated Financial Statements (unaudited)   8


           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                              12


Part II.   OTHER INFORMATION                                                 19

                          BENTLEY PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      (unaudited)
(In thousands, except per share data)                                 September 30,      December 31,
                                                                          1996               1995
                                                                        --------           --------
ASSETS
------
Current assets:
 Cash and cash equivalents                                              $    661           $  1,120
 Investments available for sale                                            4,747                161
 Receivables                                                               3,566              6,836
 Inventories                                                                 787              1,054
 Prepaid expenses and other                                                  459                596
                                                                        --------           --------
  Total current assets                                                    10,220              9,767
                                                                        --------           --------
Fixed assets, net                                                          3,596              4,084
Drug licenses and related costs, net                                         974              1,120
Other non-current assets, net                                              2,096              1,319
                                                                        --------           --------
                                                                        $ 16,886           $ 16,290
                                                                        ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                                       $  1,730           $  3,883
 Accrued expenses                                                          1,716              1,572
 Short term borrowings                                                     1,239              1,197
 Current portion of long term debt                                             5                  2
                                                                        --------           --------
  Total current liabilities                                                4,690              6,654
                                                                        --------           --------
Long term debt, net                                                        5,117              1,354
                                                                        --------           --------
Other non-current liabilities                                                574                898
                                                                        --------           --------

Commitments and contingencies

Redeemable preferred stock, $1.00 par value, authorized 2,000 shares:
  Series A, issued and outstanding, 60 shares                              2,170              2,068
                                                                        --------           --------

Common Stockholders' Equity:
 Common stock, $.02 par value, authorized 35,000 shares,
  issued and outstanding, 3,345 and 3,330 shares                              67                 66
 Stock purchase warrants (to purchase 8,309 and 547
  shares of common stock)                                                    457                150
 Paid-in capital in excess of par value                                   71,269             70,047
 Stock subscriptions receivable                                             (105)              (105)
 Accumulated deficit                                                     (66,333)           (64,248)
 Cumulative foreign currency translation adjustment                       (1,020)              (594)
                                                                        --------           --------
                                                                           4,335              5,316
                                                                        --------           --------
                                                                        $ 16,886           $ 16,290
                                                                        ========           ========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

(In thousands, except per share data)            For the Three           For the Nine
                                                 Months  Ended           Months Ended
                                                 September 30,           September 30,
                                             --------------------    --------------------
                                               1996        1995        1996        1995
                                             --------    --------    --------    --------
Sales                                        $  4,049    $  8,169    $ 18,425    $ 24,368
Cost of sales                                   2,349       7,029      12,879      19,985
                                             --------    --------    --------    --------

Gross margin                                    1,700       1,140       5,546       4,383
                                             --------    --------    --------    --------

Operating expenses:
 Selling, general and administrative            1,976       1,667       5,871       5,516
 Research and development                           2          94          28         341
 Depreciation and amortization                    133         140         386         408
                                             --------    --------    --------    --------
  Total operating expenses                      2,111       1,901       6,285       6,265
                                             --------    --------    --------    --------
Loss from operations                             (411)       (761)       (739)     (1,882)

Other (income) expenses:
 Interest expense                                 331          89       1,343         215
 Interest income                                  (34)       --           (79)         (1)
 Other (income) expense, net                        2        (720)         82        (577)
                                             --------    --------    --------    --------
Net loss                                     ($   710)   ($   130)   ($ 2,085)   ($ 1,519)
                                             ========    ========    ========    ========
                                             ($  0.22)   ($  0.06)   ($  0.66)   ($  0.55)
                                             ========    ========    ========    ========
Net loss per common share

Weighted average common shares outstanding      3,332       2,978       3,331       2,978
                                             ========    ========    ========    ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                   (unaudited)

(In thousands, except per share data)

                                             $.02 Par Value
                                              Common Stock     Additional                Other
                                          -------------------    Paid-In   Accumulated   Equity
                                           Shares     Amount     Capital     Deficit   Transactions  Total
                                          --------   --------   --------    --------    --------    --------
Balance at December 31, 1995                 3,330   $     66   $ 70,047    ($64,248)   ($   549)   $  5,316
Public offering of units                      --         --        1,274        --           307       1,581
Common stock issued as compensation
 for services rendered                          15          1         50        --          --            51
Accrual of dividends-preferred stock          --         --         (102)       --          --          (102)
Foreign currency translation adjustment       --         --         --          --          (426)       (426)
Net loss                                      --         --         --        (2,085)       --        (2,085)
                                          --------   --------   --------    --------    --------    --------
Balance at September 30, 1996                3,345   $     67   $ 71,269    ($66,333)   ($   668)   $  4,335
                                          ========   ========   ========    ========    ========    ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                             For the Nine
                                                             Months Ended
                                                             September 30,
                                                          ------------------
                                                           1996       1995
                                                          -------    -------
Cash flows from operating activities:
 Net loss                                                 ($2,085)   ($1,519)
 Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
 Depreciation and amortization                                386        408
 Gain on sale of Belmacina(R)                                --         (380)
 Cancellation of stock subscription receivable               --          533
 Loss on disposal of fixed assets                              79       --
 Other non-cash items                                         838        117
 (Increase) decrease in assets and
   Increase (decrease) in liabilities:
   Receivables                                              3,087     (1,007)
   Inventories                                                213        199
   Prepaid expenses and other current assets                  (46)       (44)
   Other assets                                                 3         66
   Accounts payable and accrued expenses                   (1,879)      (795)
   Other liabilities                                         (261)       154
                                                          -------    -------

    Net cash provided by (used in) operating activities       335     (2,268)
                                                          -------    -------
Cash flows from investing activities:
 Proceeds from sale of investments                          3,115        214
 Purchase of investments                                   (7,853)      --
 Net change in fixed assets                                   (80)      (507)
 Proceeds from sale of Belmacina(R)                          --          922
 Investment in partnership                                   --          (13)
                                                          -------    -------

    Net cash (used in) provided by investing activities    (4,818)       616
                                                          -------    -------

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                   (unaudited)

                                                                      For the Nine
                                                                      Months Ended
                                                                      September 30,
                                                                     1996       1995
                                                                   -------    -------
Cash flows from financing activities:
  Net increase in short term borrowings                            $   107    $   444
  Proceeds from public offering of units                             6,900       --
  Offering costs                                                    (1,163)       (56)
  Collection of stock subscription receivable, net                    --          562
  Repayment of long term debt                                       (1,784)      --
  Payments on capital leases                                           (27)       (25)
                                                                   -------    -------
    Net cash provided by financing activities                        4,033        925
                                                                   -------    -------
  Effect of exchange rate changes on cash                               (9)       (14)
                                                                   -------    -------
  Net decrease in cash and cash equivalents                           (459)      (741)

  Cash and cash equivalents at beginning of period                   1,120      1,321
                                                                   -------    -------
  Cash and cash equivalents at end of period                       $   661    $   580
                                                                   =======    =======
  Supplemental Disclosures of Cash Flow Information

  The Registrant paid cash during the period for (in thousands):
   Interest                                                        $   660    $   220
                                                                   =======    =======
   Taxes                                                              --         --
                                                                   =======    =======
  Supplemental Schedule of Non-Cash Financing Activities
  The Registrant has issued Common Stock
   in exchange for services as follows (in thousands):

   Shares issued                                                        15          1
                                                                   =======    =======
   Amount                                                          $    51    $     3
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

                          BENTLEY PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:


The consolidated financial statements of Bentley Pharmaceuticals, Inc. (the "Registrant"), at September 30, 1996 and 1995 included herein, have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

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

In the opinion of management, the accompanying unaudited consolidated financial statements at September 30, 1996 and 1995 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1995 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Registrant's financial position as of September 30, 1996, the results of its operations and its cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the nine months ended September 30, 1996 should not be considered indicative of the results to be expected for the year.

CASH AND CASH EQUIVALENTS/INVESTMENTS AVAILABLE FOR SALE:


The Registrant considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents for purposes of the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. Investments in securities which do not meet the definition of cash equivalents are classified as investments available for sale in the Consolidated Balance Sheets. Investments available for sale of $4,747,000 at September 30, 1996 are reported at approximate market value.


INVENTORIES:


Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):


                                                     September 30,  December 31,
                                                          1996          1995
                                                        -------       -------
Raw materials                                           $   354       $   374
Work in process                                            --               1
Finished goods                                            1,265         1,498
                                                        -------       -------
                                                          1,619         1,873
Less: Allowance for slow moving or obsolete inventory      (832)         (819)
                                                        -------       -------
                                                        $   787       $ 1,054
                                                        =======       =======


DEBT:


The Registrant completed a public offering (the "Public Offering") of its securities in February 1996, whereby it sold 6,900 Units. Each Unit ("Unit") consisted of a One Thousand Dollars ($1,000) Principal Amount 12% Convertible Senior Subordinated Debenture due February 13, 2006 ("Debenture") and 1,000 Class A Redeemable Warrants, each to purchase one share of Common Stock and one Class B Redeemable Warrant. Two Class B Redeemable Warrants entitle a holder to purchase one share of Common Stock. Interest on the Debentures is payable quarterly.

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

Of the Unit purchase price of $1,000, for financial reporting purposes, the consideration allocated to the Debenture was $722, to the conversion discount feature of the Debenture was $224 and to the 1,000 Class A Warrants was $54. None of the Unit purchase price was allocated to the Class B Warrants. Such allocation was based upon the relative fair values of each security on the date of issuance. Such allocation resulted in recording a discount on the Debentures of $1,918,000.

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

                          BENTLEY PHARMACEUTICALS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Three Months Ended  September  30, 1996 versus Three Months Ended  September 30,
1995


The Registrant reported revenues of $4,049,000 and a net loss of $710,000 or $.22 per common share for the three months ended September 30, 1996 compared to revenues of $8,169,000 and a net loss of $130,000 or $.06 per common share for the same period in the prior year.

The 50% decrease in revenues is primarily attributable to an 85% decrease in sales by the Registrant's French subsidiary, Chimos/LBF S.A., to $997,000, which was partially offset by a 76% increase in sales by the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., to $2,999,000. As previously reported, revenues declined beginning in the second quarter of 1996, due to the March 31, 1996 expiration of its distribution agreement for the product Ceredase, which accounted for approximately 60% of the Registrant's revenues in 1995 and approximately 54% of its revenues in the quarter ended March 31, 1996. Ceredase gross margins, as a percent of sales, were approximately 5% during the quarter ended March 31, 1996; therefore, the impact on operating profits is not considered to be material. Overall gross margins for the quarter ended September 30, 1996 improved to 42%, compared to 14% in the comparable period of the prior year, primarily as a result of the more rapid rate of growth in sales at Laboratorios Belmac, whose sales generate significantly higher gross margins than those of Chimos/LBF, as well as the loss of low-margin Ceredase sales. The Registrant's distribution operations in France, Chimos/LBF, generate relatively low gross margins (approximately 18% for the quarter ended September 30, 1996) compared to the Registrant's Spanish subsidiary, Laboratorios Belmac, which is experiencing substantially higher margins (approximately 50% for the quarter ended September 30, 1996).

Selling, general and administrative expenses were $1,976,000, or 49% of sales, for the three months ended September 30, 1996 compared to $1,667,000, or 20% of sales, for the same period in the prior year. As a direct result of the decline in revenues, selling, general and administrative expenses as a percent of revenues increased during the quarter ended September 30, 1996, as compared to the same period in the prior year. A significant portion of these expenses are marketing and selling costs, which are necessary for the Registrant's plans to increase sales and market share in Spain. To the extent practical, however, the Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $2,000 for the quarter ended September 30, 1996 compared to $94,000 for the same period of the prior year. The 98% decrease reflects the

Registrant's elimination of basic research and redirection of its resources to expand its portfolio of marketed products. During this period, the Registrant did not commence any new research and development programs. The Registrant intends to continue to carefully manage its research and development expenditures in the future in view of its limited resources.

Depreciation and amortization expenses decreased by 5% to $133,000 for the three months ended September 30, 1996, compared to $140,000 for the same period of the prior year, primarily due to the disposal of certain fixed assets during the quarters ended June 30 and September 30, 1996 as a result of the Registrant's move to smaller, more cost effective office space.

Interest expense was $331,000 for the three months ended September 30, 1996 compared to $89,000 for the same period of the prior year. The $242,000 increase reflects interest expense arising primarily from the Debentures sold in the February 1996 Public Offering. Interest income was $34,000 for the three months ended September 30, 1996, compared to no such income for the same period of the prior year. The increase was with respect to interest earned on the proceeds of the Public Offering which have been temporarily invested in short-term interest bearing investments.

Other (income) expense, net was $2,000 for the three months ended September 30, 1996 and is substantially lower than other (income)expense, net of ($720,000) for the same period of the prior year. The prior year's other income expense, net was primarily comprised of ($360,000) related to settlement of litigation and the effect of a reversal of an overaccrual of a liability related to the proposed sale of Biolid(R), which did not occur, in the amount of ($368,000).

Although the Registrant reported a 50% decrease in sales, the improved gross margins of 42% and controlled spending with respect to operating expenses in the quarter ended September 30, 1996, resulted in a $350,000 improvement in its loss from operations from $761,000 in the same period of the prior year to $411,000 for the current quarter. This improvement, however was offset by a $930,000 increase in other (income) expenses, resulting in a net loss of $710,000, or $.22 per common share for the quarter ended September 30, 1996, compared to a net loss of $130,000, or $.06 per common share for the same period in the prior year.


Nine Months Ended September 30, 1996 versus Nine Months Ended September 30, 1995

The Registrant reported revenues of $18,425,000 and a net loss of $2,085,000 or $.66 per common share for the nine months ended September 30, 1996 compared to revenues of $24,368,000 and a net loss of $1,519,000 or $.55 per common share for the same period in the prior year.

The 24% decrease in revenues is primarily attributable to a 50% decrease in sales by the Registrant's French subsidiary, Chimos/LBF, to $9,706,000, which was partially offset by a 74% increase in sales by the Registrant's Spanish subsidiary, Laboratorios Belmac, to $8,562,000, for the nine months ended September 30, 1996. As previously reported, revenues declined beginning in the second quarter of 1996, due to the March 31, 1996 expiration of its distribution agreement for the product Ceredase, which accounted for approximately 60% of the Registrant's revenues in the year ended December 31, 1995. Ceredase gross margins, as a percent of sales, were approximately 5%; therefore, the impact on operating profits is not considered to be material. Gross margins for the nine months ended September 30, 1996 improved to 30% when compared to gross margins of 18% in the comparable period of the prior year, primarily as a result of the more rapid rate of growth in sales at Laboratorios Belmac, whose sales generate significantly higher gross margins than those of Chimos/LBF, as well as the loss of low-margin Ceredase sales. The Registrant's distribution operations in France, Chimos/LBF, generate relatively low gross margins (approximately 11% for the nine months ended September 30, 1996) as opposed to the Registrant's Spanish subsidiary, Laboratorios Belmac, which is experiencing substantially higher margins (approximately 52% for the nine months ended September 30, 1996).

Selling, general and administrative expenses were $5,871,000 for the nine months ended September 30, 1996 compared to $5,516,000 for the same period in the prior year. Overall, selling, general and administrative expenses increased and the composition changed as a result of increased selling expenses incurred by the Spanish subsidiary, which are necessary in order to sustain the increase in sales volume that the Spanish sales force has generated in the nine months ended September 30, 1996. This increase was offset by a decrease in selling, general and administrative expenses by Chimos/LBF, primarily due to the loss of Ceredase sales, during the nine months ended September 30, 1996. The Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $28,000 for the nine months ended September 30, 1996 compared to $341,000 for the same period of the prior year. The 92% decrease reflects the results of a thorough review of all research and development activities and the establishment of priorities based upon both technical and commercial criteria. During this period, the Registrant did not commence any new research and development programs. The Registrant intends to continue to carefully manage its research and development expenditures in the future in view of its limited resources.

Depreciation and amortization expenses decreased by 5% to $386,000 for the nine months ended September 30, 1996, compared to $408,000 for the same period of the prior year, primarily due to the disposal of certain fixed assets during the quarters ended June 30 and September 30, 1996 as a result of the Registrant's move to smaller, more cost effective office space.

Interest expense was $1,343,000 for the nine months ended September 30, 1996 compared to $215,000 for the same period of the prior year. The $1,128,000 increase reflects interest expense arising primarily from (i) the Notes sold by the Registrant in its October 1995 private placements (including $446,000 of unamortized discount and issuance costs at the date of repayment), which Notes were paid with the proceeds of the Public Offering completed in February 1996,
(ii) the Debentures sold in the February 1996 Public Offering, and (iii) to a lesser degree, higher outstanding balances on short term borrowings which are used to finance working capital needs. Interest income was $79,000 for the nine months ended September 30, 1996 compared to $1,000 for the same period of the prior year. The increase was with respect to interest earned on the proceeds of the Public Offering which have been temporarily invested in short-term interest bearing investments.

Other (income) expense, net of $82,000 for the nine months ended September 30, 1996 is substantially lower than other (income) expense, net of ($577,000) for the same period of the prior year, which is primarily comprised of ($360,000) related to settlement of litigation, a ($380,000) gain recognized upon the sale of the Registrant's Belmacina trademark in Spain and the effect of a reversal of an overaccrual of a liability related to the proposed sale of Biolid(R), which did not occur, in the amount of ($368,000), offset by a charge for cancellation of the stock subscription receivable and related interest from a former officer of the Registrant.

Although the Registrant reported a 24% decrease in sales, the improved gross margins of 30% and controlled spending with respect to operating expenses in the nine months ended September 30, 1996, resulted in a $1,143,000 improvement in its loss from operations from $1,882,000 in the same period of the prior year to $739,000 for the nine months ended September 30, 1996. This improvement was offset by interest expense associated with (i) the Notes sold by the Registrant in its October 1995 private placements (ii) the Debentures sold in the February 1996 Public Offering, and (iii) to a lesser degree, higher outstanding balances on short term borrowings which are used to finance working capital needs, resulting in a net loss of $2,085,000, or $.66 per common share for the nine months ended September 30, 1996, compared to a net loss of $1,519,000, or $.55 per common share for the same period in the prior year.


LIQUIDITY AND CAPITAL RESOURCES:


Total assets increased from $16,290,000 at December 31, 1995 to $16,886,000 at September 30, 1996, while Common Stockholders' Equity decreased from $5,316,000 at December 31, 1995 to $4,335,000 at September 30, 1996. The decrease in Common Stockholders' Equity reflects primarily the February 1996 Public Offering of Units, offset by a fluctuation in the exchange rates of European currencies compared to the U.S. Dollar and the loss incurred by the Registrant for the nine months ended September 30, 1996.

The Registrant's working capital increased from $3,113,000 at December 31, 1995 to $5,530,000 at September 30, 1996. The increase in working capital is primarily attributable to the proceeds from the February 1996 Public Offering of Units.

Cash and cash equivalents decreased from $1,120,000 at December 31, 1995 to $661,000 at September 30, 1996; however, the Registrant invested cash of $4,738,000 in short term investments, resulting in a balance of $4,747,000 which is reflected on the Registrant's Consolidated Balance Sheets as investments available for sale at September 30, 1996.

Receivables decreased from $6,836,000 at December 31, 1995 to $3,566,000 at September 30, 1996, primarily as the result of the decline in sales by the French subsidiary as a result of the expiration of the Ceredase distribution contract as of March 31, 1996. The Registrant reduced its receivables by $5,605,000 since that date primarily by collecting receivables for sales of Ceredase, which were utilized to reduce accounts payable balances by $2,501,000 and to reduce the amount of short-term borrowings by $319,000 during the six months ended September 30, 1996. A significant portion of the Registrant's trade receivables arise from sales of pharmaceutical and health care products to the French government. Payment terms for such sales are typically 90 to 100 days. The Registrant has not experienced any material delinquent accounts. Inventories also decreased to $787,000 at September 30, 1996 compared to $1,054,000 at December 31, 1995, primarily due to the decline in sales by the French subsidiary and the corresponding reduction in inventory levels. Prepaid expenses and other current assets decreased from $596,000 at December 31, 1995 to $459,000 at September 30, 1996.

Although the combined total of accounts payable and accrued expenses decreased from $5,455,000 at December 31, 1995 to $3,446,000 at September 30, 1996 and
short term borrowings increased slightly from $1,197,000 at December 31, 1995 to $1,239,000 at September 30, 1996, as discussed above, such balances are significantly reduced below their March 31, 1996 balances, as a result of application of cash collected from receivables during the six months ended September 30, 1996.

Fixed assets, net decreased from $4,084,000 at December 31, 1995 to $3,596,000 at September 30, 1996, partly due to a fluctuation in foreign currency exchange rates and partly due to the disposal of certain unnecessary fixed assets and write-off of leasehold improvements by the Registrant associated with its relocation to smaller, more cost effective, office space in April 1996.

Other non-current assets increased 59% from $1,319,000 at December 31, 1995 to $2,096,000 at September 30, 1996 and long term debt increased 278% from $1,354,000 at December 31, 1995 to $5,117,000 at September 30, 1996, as a result of the Public Offering of Units in February 1996.

Investing activities, including the purchase of investments available for sale of $7,853,000, used net cash of $4,818,000 during the nine months ended September 30, 1996. These purchases of investments were consummated in order to maximize the return on cash collected by the French subsidiary on Ceredase accounts receivable and cash received in the February 1996 Public Offering. Financing activities (primarily the sale of Units in a Public Offering in February 1996 and proceeds from borrowings on lines of credit) provided net proceeds of $4,033,000, after repayment of $1,784,000 of long term debt, for the nine months ended September 30, 1996. Operating activities for the nine months ended September 30, 1996 provided net cash of $335,000. The loss on the disposal of fixed assets and write-off of leasehold improvements associated with the Registrant's relocation to smaller, more cost effective office space in April 1996 was $79,000.

A substantial amount of the Registrant's business is conducted in France and Spain and is therefore influenced by the extent to which there are fluctuations in the dollar's value against such countries' currencies. The effect of foreign currency fluctuations on long lived assets for the nine months ended September 30, 1996 was a decrease of $426,000 and the cumulative historical effect was a decrease of $1,020,000, as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. Although exchange rates fluctuated significantly in recent years, the Registrant does not believe that the effect of foreign currency fluctuation is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. The Registrant relies primarily upon financing activities to fund the operations of the Registrant in the United States and has not transferred significant amounts into or out of the United States in the recent past. In the event that the Registrant is required to fund United States operations with funds generated in France or Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

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

An aggregate of 6,900 Units (the "Units") were sold in the February 1996 Public Offering. Each Unit consisted of a One Thousand Dollars ($1,000) Principal Amount 12% Convertible Senior Subordinated Debenture due February 13, 2006 and 1,000 Class A Redeemable Warrants, each to purchase one share of Common Stock and one Class B Redeemable Warrant. Two Class B Redeemable Warrants entitle a holder to purchase one share of Common Stock. The Debentures and Class A Redeemable Warrants initially traded only as a Unit but began trading separately on May 29, 1996. Interest on the Debentures is payable quarterly. The Debentures are convertible prior to maturity, unless previously redeemed, at any time commencing February 14, 1997 (the "Anniversary Date") into shares of Common Stock at a conversion price per share of the lesser of $2.50 or 80% of the average closing price of the Common Stock on the American Stock Exchange for the 20 consecutive trading days immediately preceding the Anniversary Date. Gross and net proceeds (after deducting underwriting commissions and the other expenses of the offering), were approximately $6,900,000 and $5,700,000, respectively, a portion of which were used to retire $1,770,000 principal balance of debt incurred in the private placements discussed above.

Of the Unit purchase price of $1,000, for financial reporting purposes, the consideration allocated to the Debenture was $722, to the conversion discount feature of the Debenture was $224 and to the 1,000 Class A Warrants was $54. None of the Unit purchase price was allocated to the Class B Warrants. Such allocation was based upon the relative fair values of each security on the date of issuance. Such allocation resulted in recording a discount on the Debentures of $1,918,000. The effective interest rate on the Debentures is 18.1%.

As discussed above, the Registrant completed private placements of its securities totaling $1,770,000 during October 1995 in order to fund its operations and completed a public offering of its securities totaling $6,900,000 in February 1996 to provide further liquidity. Management expects that as a result of completing its recent financings, by carefully prioritizing research and development activities and continuing its austerity program, the Registrant should have sufficient liquidity to fund operations through 1997. The Registrant, however, continues to explore alternative sources for financing its business. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development and the sale of certain of the assets of, or one or more of its, subsidiaries.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Registrant, the occurrence of which involve certain risks and uncertainties that could cause the Registrant's actual results to differ materially from those expected by the Registrant, including the history of operating losses; uncertainty of future financial results; possible negative cash flow from operating activities; additional financing requirements; no assurance of successful and timely development of new products; risks inherent in pharmaceutical development; dependance on regulatory approvals; uncertainty of pharmaceutical pricing or profitability; unpredictability of patent protection; rapid technological change; competition, and other uncertainties detailed in the Registrant's Registration Statement on Form S-1 (SEC Commission file No. 33-65125) declared effective by the Securities and Exchange Commission on February 14, 1996.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

Belmac Hygiene, Inc. ("Hygiene"), a subsidiary of the Registrant, filed an action on December 9, 1994 in the United States District Court for the Southern District of New York against Medstar, Inc. ("Medstar"), Maximed, Inc. ("Maximed") and Robert S. Cohen. The defendants are Hygiene's partners (or such partner's control persons) in the Registrant's partnership with Maximed (the "Partnership"), which was formed for the development and ultimate sale of Maximed's intra-vaginal controlled release products. The action sought (i) to enjoin the defendants from interfering with the management of the Partnership by Hygiene's representatives, and (ii) to recover damages as a result of defendants' misrepresentations and breach of warranty in the Partnership agreement. The defendants filed a counterclaim against Hygiene. Medstar also filed a separate action on May 4, 1995 in the United States District Court for the Southern District of New York against the Registrant alleging that Hygiene failed to fund the Partnership and seeking $10,000,000 from the Registrant pursuant to its guaranty of Hygiene's obligations. The issues were tried, without a jury, on August 21 through 23, 1995. Thereafter, post-trial briefs and proposed findings of fact and conclusions of law were submitted, and argument was heard on October 25, 1995. On January 12, 1996, the Court ruled that the Registrant's reliance on defendants' misrepresentation was not justified and that the Registrant had performed its obligations under the Partnership agreement. Accordingly, the Court rendered its decision dismissing all claims and counter-claims asserted by the parties. On September 25, 1996, the Registrant filed an appeal in the United States Court of Appeals for the Second Circuit.

Item 6.  Exhibits and Reports on Form 8-K

           (a)        Exhibits:

                      27.1 Financial Data Schedule

           (b) Reports on Form 8-K filed during the quarter ended September 30, 1996:

                      None.

           The Registrant has not filed any reports on Form 8-K subsequent to September 30, 1996.

All other items required in Part II have been previously filed or are not applicable for the quarter ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               BENTLEY PHARMACEUTICALS, INC.
                               Registrant




November 12, 1996              By: /s/ James R. Murphy
                                   ------------------------
                               James R. Murphy
                               Chairman, President and Chief Executive Officer
                               (principal executive officer)




November 12, 1996              By: /s/ Michael D. Price
                                   ------------------------
                               Michael D. Price
                               Vice President, Chief Financial Officer,
                               Treasurer and Secretary (principal financial
                               and accounting officer)