Form 10-K
period 1996-12-31
BENTLEY PHARMACEUTICALS INC
filed 1997-03-31
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1996
                                           -----------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________

                         Commission File Number 1-10581

                          BENTLEY PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                               No. 59-1513162
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                            identification no.)

4830 W. Kennedy Blvd., Suite 548, Tampa, FL                         33609
-------------------------------------------                       ----------
 (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (813) 286-4401
                                                           --------------

           Securities registered pursuant to section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock,  $.02 par value          American Stock Exchange and Pacific Stock
                                        Exchange

12% Convertible Senior                 American Stock Exchange and Pacific Stock
 Subordinated Debentures                Exchange

Class  A Redeemable Warrants           American Stock Exchange and Pacific Stock
                                        Exchange

        Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

    Title of Class         Aggregate Market Value     As of Close of Business on
    --------------         ----------------------     --------------------------
Common Stock, $.02 par value      $10,443,375               March 27, 1997

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Title of Class           Shares Outstanding       As of Close of Business on
    --------------           ------------------       --------------------------
Common Stock, $.02 par value      3,348,195                 March 27, 1997


                       DOCUMENTS INCORPORATED BY REFERENCE

  Proxy Statement for the 1997 Annual Meeting of Stockholders - Incorporated by
                   Reference into Part III of this Form 10-K

                                     PART I


ITEM 1.    BUSINESS
           --------

GENERAL

Bentley Pharmaceuticals, Inc. is an international pharmaceutical and health care company engaged primarily in the manufacturing, marketing and distribution of pharmaceutical products in Spain and France, with limited distribution of health care products in the United States. The Registrant's operations in France consist of the brokerage of fine chemicals, sourcing of raw materials and pharmaceutical intermediates and the distribution of ethical drugs. The
Registrant has entered negotiations to sell its French subsidiary (see "--Pharmaceutical Marketing and Sales in France"). In Spain, the Registrant develops and registers late stage products, and manufactures, packages and distributes both its own and other companies' pharmaceutical products. In the United States, the Registrant markets disposable linens to emergency healthcare services which are manufactured under contract. The percentage of the Registrant's total revenues for the year ended December 31, 1996 which are attributable to its operations in France, Spain and the United States are approximately 50%, 49% and 1%, respectively. The Registrant's chemical and pharmaceutical operations in France and Spain are a result of its 1991 acquisition of Chimos S.A. and the establishment of a pharmaceutical subsidiary in France, Laboratoires Belmac S.A. ("Laboratoires Belmac") (these two entities in France have since been merged into one entity named Chimos/LBF S.A. and referred to herein as Chimos) and the 1992 acquisition of Rimafar S.A. (subsequently renamed and referred to herein as Laboratorios Belmac S.A.), respectively.

The strategic focus of the Registrant has shifted in response to the evolution of the global health care environment. The Registrant has moved from a research and development-oriented pharmaceutical company, developing products from the chemistry laboratory through marketing, to a company seeking to acquire late-stage development compounds that can be marketed within one year, and the acquisition of currently marketed products. As a result of this transition, the Registrant has decreased its research and development expenses dramatically over the past few years as well as implemented cost-cutting measures throughout the Registrant's operations. The Registrant emphasizes product distribution in Spain and France, strategic alliances and product acquisitions, which management of the Registrant expects will move the Registrant closer to profitability in the near future.

The  Registrant's  sales  by  its  primary  product  lines  are as  follows  (In
Thousands):

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                    1996      1995      1994
                                                  -------   -------   -------

Pharmaceutical and Consumer Health Care Products  $22,924   $31,188   $26,826

Disposable Linen Products                             209       249       184
                                                  -------   -------   -------

Total                                             $23,133   $31,437   $27,010
                                                  =======   =======   =======



PRODUCT LINES

The Registrant currently manufactures, markets and sells pharmaceutical products in Spain, distributes pharmaceutical and biotechnology products and brokers fine chemicals in France, and markets and sells disposable linens in the United States.

PHARMACEUTICAL MANUFACTURING AND MARKETING IN SPAIN

Laboratorios Belmac S.A., the Registrant's subsidiary in Spain ("Laboratorios Belmac"), manufactures, markets and sells pharmaceutical products whose four primary categories are cardiovascular, gastrointestinal, neurological, and infectious diseases. The Registrant manufactures over 60 types of pharmaceuticals in its facility in Zaragoza, Spain both for its own sales and under contract for others. The manufacturing facility was recently renovated and brought into full compliance with European Union Good Manufacturing Practices
(GMPs). Among the products Laboratorios Belmac manufactures and/or distributes, each of which is registered with Spain's Ministry of Health, are:

           Belmazol(R). Belmazol, whose generic name is omeprazole, is used primarily for hyperacidity problems related to ulcers and, secondarily, for the treatment of gastroesophageal reflux disease. Omeprazole is a proton pump inhibitor which inhibits the hydrogen/potassium ATPase enzyme system at the secretory surface of gastric parietal cells. Because this enzyme system is regarded as an acid pump within the gastric mucosa, it has been characterized as a gastric acid pump inhibitor in that it blocks the final step of acid production. This compound has been used in combination with antibiotics for the treatment of ulcers when it is suspected that HELICOBACTER PYLORI, a bacteria, is the etiologic agent. Omeprazole is marketed in the United States by Astra-Merck.

           Controlvas(R). Controlvas, whose generic name is enalapril, is an angiotensin converting enzyme inhibitor useful in the treatment of hypertension and congestive heart failure. Enalapril is marketed in the United States by Merck & Company.

           Belmalax(R). Belmalax, whose generic name is lactulose, is used primarily for treating constipation in the elderly and, secondly, for the treatment of hepatic encephalopathy, a central nervous system impairment. The degradation of lactulose in the intestine acidifies the colon contents. Ammonia, which is a cause of encephalopathy, will migrate into the colon, be transformed into the ammonium ion and eliminated from the body.

           EZ Detect Home Test(TM). The EZ Detect Home Test detects minute traces of blood in the stool. The presence of blood in the stool may indicate bleeding problems such as cancer of the colon or rectum, ulcers, hemorrhoids, polyps, colitis, diverticulitis and other intestinal disorders. The test is more safe and sanitary and easier to use than other test kits on the market. The test is manufactured by Biomerica, Inc. in Newport Beach, California and distributed by Laboratorios Belmac.

           EZ-H.P.(TM). EZ-H.P. is a rapid version of the original H. pylori Test GAP which was the first test of its kind to be commercialized. The H. pylori Test GAP was developed to detect the presence of Helicobacter pylori, the bacterium responsible for up to 90% of all ulcers. The EZ- H.P. can be used in doctors' offices and requires very few steps to perform compared to other products. The test is manufactured by Biomerica, Inc. in Newport Beach, California and distributed by Laboratorios Belmac.

           Finedal(R). Finedal is an anti-obesity agent of the amphetamine class for the treatment of obesity in conjunction with dietary control but with reduced adverse effects common to that class of compounds.

           Loperamida(R). Loperamida, whose generic name is loperamide hydrochloride, a product launched by the Registrant in Spain in March 1995, is a compound that inhibits gastrointestinal motility and is useful in the treatment of diarrheal conditions and colitis. Loperamide hydrochloride is marketed in the United States by several drug companies, including McNeil, Proctor & Gamble, Novo Pharm and Geneva.

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

           Spirometon(R). Spirometon is a combination of spironolactone and bendroflumethazide useful in the treatment of congestive heart failure, hypertension and edema. (Spirometon diuretics preserve the body's supply of potassium).

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

           Generic Antibiotics. Laboratorios Belmac sells various other types of generic antibiotics for which patent protection no longer exists, such as
amoxicillin,   ampicillin   (Bactosone   Retard(R))  and  injectable   forms  of
penicillin.

Controlvas and Belmazol, together, represent approximately 57% of the sales of Laboratorios Belmac.

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

The Registrant maintains an internal marketing and sales staff of approximately 55, including 41 employees and 14 independent sales representatives working on commission in Spain to market the pharmaceuticals it produces. The Registrant's sales force competes by emphasizing highly individualized customer service.

In 1995, the Registrant commenced the export of pharmaceuticals manufactured by Laboratorios Belmac outside Spain through local distributors and brokers, particularly in Eastern Europe, Northern Africa, China, the Middle East, Central and South America.

CONTRACT MANUFACTURING. Since Laboratorios Belmac currently utilizes less than 100% of its plant capacity to manufacture its own products, Laboratorios Belmac has engaged in contract manufacturing of pharmaceuticals owned by other companies such as Rhone-Poulenc's subsidiary Natterman S.A., Ciba Geigy's subsidiary Zyma, Fournier, Italpharmaco, Beijing Pharmaceutical, Instituto Llorente, Laboratorios Juventus, S.A. and Ethypharm. Other contracts are contemplated in the near future. The Registrant manufactures these pharmaceuticals to its customers' specifications, packaging them with the customers labels. Occasionally, to assure product uniformity and quality, employees of these customers will work at the Registrant's manufacturing facility. As a result of Spain's entry into the European Union, Spain implemented new pharmaceutical manufacturing standards and the Registrant was required to modify its facility to comply with these regulations. Such renovations were accomplished by Laboratorios Belmac without interruption of sales or distribution. After an inspection, in July 1995 the operating parts of the facility were determined to be in compliance with European GMPs by Spain's Ministry of Health.

PHARMACEUTICAL MARKETING AND SALES IN FRANCE

Chimos, the Registrant's subsidiary in France, is engaged in the import and distribution of specialty pharmaceutical products to hospitals and others in France. Chimos has concentrated on the sale of "orphan drugs" (drugs used for the treatment of rare diseases) and biotechnology products. The Registrant has marketed throughout France over 26 pharmaceutical products from Europe and the United States.

Chimos is authorized by France's Ministry of Health to act as a distributor of ethical drugs. The primary customer of Chimos is Pharmacie Centrale des Hopitaux, which purchases drugs from Chimos. Chimos marketed Ceredase, a drug used in the treatment of Gaucher's Disease, in France until the distribution agreement between Genzyme Corporation and Chimos expired on March 31, 1996 (see "--Customers").

Consequently, the Registrant's sales in France declined significantly beginning in the second quarter of 1996 as a result of the expiration of the distribution agreement. Notwithstanding the relative significance of its sales volume, the Ceredase gross margins as a percentage of sales were minimal, therefore the impact on operating profits was not material. The Registrant is exploring alternative uses for its working capital that has historically supported the Ceredase distribution arrangement.

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

The Registrant is currently engaged in negotiations with a subsidiary of a large European conglomerate to sell its French subsidiary, Chimos. The transaction is expected to be finalized early in the second quarter of 1997. As no definitive agreement has been signed, there can be no assurance that such sale will be consummated. Since the expiration of the Ceredase distribution agreement, Chimos has been generating revenues at the rate of approximately $5.5 million per annum.

MARKETING AND DISTRIBUTION OF DISPOSABLE LINENS IN THE UNITED STATES

The Registrant markets and distributes disposable linen products to the emergency health care industry in the United States through Belmac Healthcare Corporation, one of the Registrant's U.S. subsidiaries ("Healthcare"). These disposable linens include products such as blankets, sheets and pillowcases and are distributed to entities engaged in the provision of emergency health care services, such as emergency rooms and ambulance services, located primarily in the southwestern region of the United States.

Healthcare receives orders for these products at the Registrant's headquarters in Tampa, Florida and subcontracts the manufacturing of the disposable linens in accordance with Healthcare's specifications. The raw materials for these products are provided by Healthcare and stored with one of the manufacturers until needed. Once produced, the products are shipped directly to the customer from the manufacturer or held in inventory in anticipation of customer demand.

The supply of disposable linens to health care providers in the United States is a highly competitive business that includes many large companies. The Registrant concentrates its marketing on the emergency services segment of the health care market, an area which demands greater individual attention. Healthcare believes that it competes on the basis of customer service.

Healthcare advertises this service nationwide through several mediums, such as print advertisements, trade shows and direct mail (sales brochures). The manufacture and sale of disposable linens is subject to regulation by the FDA, which monitors the composition and labeling of health care products.

PRODUCTS UNDER DEVELOPMENT

Although the Registrant significantly reduced its research and development activities when it implemented its austerity program in 1993, the Registrant has maintained its rights to selected products. There can be no assurance that the Registrant will have the resources to bring any of these products to market or, if such resources are available, that the products can be successfully developed, manufactured or marketed. Due to the expense and time commitment required to bring a pharmaceutical product to market, the Registrant is seeking co-marketing, licensing and promotional arrangements and other collaborations with other international or national pharmaceutical companies. Generally, management believes that the Registrant can compete more effectively in certain markets through collaborative arrangements with companies that have an established presence in a particular geographic area and greater resources than those of the Registrant. The Registrant is currently seeking partners to assist in the further development and marketing of Biolid(R) and Alphanon(R).

           BIOLID(R)

Biolid(R) is a non-crystalline form of erythromycin with a potential for enhanced bioavailability (quantity absorbed in blood over time compared to dose received). Initially, Biolid was produced in Europe in a sachet formulation, which is a powder formulation contained in a packet, which is mixed with water prior to oral administration. This formulation for drugs is more popular in Europe than in the United States, necessitating the Registrant's development of a tablet formulation for marketing in the United States. The Registrant was granted a United States patent for Biolid in June 1992. An international patent application covering ten additional countries was granted in January 1994. Regulatory approval was received in Spain in 1994 and an Investigational New Drug Application ("IND") is on file with the FDA.

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

The Registrant has determined to direct its development efforts for Biolid in the United States to the twice-a-day tablet formulation rather than the sachet formulation. The Registrant has performed several pilot studies between 1992 and 1994, the most recent of which indicated that the tablet, given with a high fat meal, had bioavailability which was approximately 25% better when compared on a milligram for milligram basis with a competitive U.S. tablet of erythromycin. These results did not achieve the same level of bioavailability as the initial studies of the sachet formulation. Because of wide variations in the data, an additional study with a larger number of subjects will be required to definitively determine the relative bioavailability of the tablet formulation as compared to standard erythromycin. A study plan was reviewed by the FDA;
however, there can be no assurance that this study will demonstrate enhanced bioavailability. Management of the Registrant does not have sufficient data to be able to accurately predict the outcome of the studies at this time. The Registrant intends to seek collaborative partners to assist in completion of the development and subsequent marketing of this product.

           ALPHANON(R)

Alphanon, the Registrant's original product, was designed for the systemic treatment of hemorrhoids. The drug was originally developed as a liquid formulation for intra-navel transdermal application. A double blind placebo controlled study conducted in France in the late 1980's in 220 patients demonstrated that Alphanon was effective in the treatment of hemorrhoids and hemorrhoidal bleeding. This study was conducted prior to the promulgation of and requirement that clinical studies comply with Good Clinical Practices.

A transdermal patch, a more convenient formulation, has been developed and an IND is on file with the FDA. The Registrant satisfactorily completed a Phase I clinical study in December 1992 and is evaluating its alternatives which include co-development or divestiture. The Registrant has discontinued further research and development related to Alphanon pending licensing or divestiture.

           OTHER PRODUCTS

Phenantramine Analogue. Phenantramine analogue is a pre-clinical stage antimalarial which has shown effectiveness against sensitive and resistant strains of Plasmodium falciparum. The Registrant is planning no additional in-house research and development activity at this time with respect to this compound unless in a licensing or other collaboration.

           PARTNERSHIP VENTURE

In March 1994 the Registrant formed a partnership, through Healthcare's wholly-owned subsidiary, Belmac Hygiene, Inc., with a wholly-owned subsidiary of Maximed Corporation, which is headquartered in New York City, and planned to market, through this partnership, a range of hydrogel based feminine health care products, including a contraceptive, an antiseptic, an antifungal and an antibacterial. In December 1994, the Registrant commenced litigation against its partner claiming interference in the management of the partnership and misrepresentation under the partnership agreement. On January 12, 1996 the Court ruled that the Registrant's reliance on its partner's misrepresentation was not justified and that the Registrant had performed its obligations under the agreement with its partner. Accordingly, the Registrant's claims as well as the counterclaims of its partner were dismissed. On September 25, 1996, the Registrant filed an appeal in the United States Court of Appeals for the Second Circuit. Oral argument was heard on February 26, 1997 and a decision is expected within the next few months. Pending resolution of this dispute, the partnership is not actively engaged in the development of any products.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Registrant purchases, in the ordinary course of business, necessary raw materials and supplies essential to the Registrant's operations from numerous suppliers. There have been no availability problems or supply shortages nor are any anticipated.

PATENTS, TRADEMARKS, LICENSES AND REGISTRATIONS

Although few of the products currently being sold by the Registrant are protected by patents owned by the Registrant, the Registrant believes that patent and trademark protection of the results of the Registrant's research and development efforts may contribute to the future success of the Registrant. Accordingly, where possible, patents and trademarks will be sought and obtained in the United States and in all countries of principal marketing interest to the Registrant.

The Registrant has filed patent applications and has been granted a number of patents. However, there can be no assurance that its pending applications will be issued as patents or that any of its issued patents will afford adequate protection to the Registrant or its licensees. In addition, the Registrant also relies on unpatented proprietary technology in the development and commercialization of its products. There is no assurance that others may not independently develop the same or similar technology or obtain access to the Registrant's proprietary technology.

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

Patents for Biolid were granted in the U.S. in June 1992 and in the following European countries in January 1994: Austria, Belgium, Italy, Liechtenstein, Netherlands, Sweden, Switzerland, U.K., Germany and France. A patent for Biolid in Venezuela was granted in September 1995 and in Argentina in April 1996. A U.S. patent for Phenantramine was granted in October 1993. Trademarks for Biolid are currently registered in France, Ireland, Portugal, Sweden and the U.K. Alphanon trademarks are currently registered in the U.S. and Australia.

In addition, Laboratorios Belmac owns approximately 50 trademarks for pharmaceutical products and one patent which were granted by Spain's Bureau of Patents and Trademarks. In Spain,
patents expire after 20 years and trademarks expire after 10 years, but can be renewed. All prescription pharmaceutical products marketed by Laboratorios Belmac in Spain have been registered with and approved by Spain's Ministry of Health. To register a pharmaceutical with the Ministry requires the submission of a registration dossier which includes all pre-clinical, clinical and manufacturing information. The registration process generally takes approximately two years. There can be no assurance that a competitor has not or will not submit additional registrations for products substantially similar to those marketed by Laboratorios Belmac.

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

The Registrant competes primarily in France and Spain, which are large, developed population centers in Europe with populations of approximately 58,000,000 and 39,000,000 people, respectively. In addition, since both countries are members of the European Union, the Registrant expects to be able to target the European Union's larger population of approximately 442,000,000 as harmonization eliminates the barriers between countries.

Laboratorios Belmac competes with both large multinational companies and local companies, which produce most of the products Laboratorios Belmac manufactures, on the basis of service and its concentration on select product lines. For example, there are currently many companies, such as Schering-Plough, S.A., which market and sell omeprazole. Similarly, many companies currently sell enalapril, with Merck, Sharp & Dome de Espana, S.A. being the product leader. Others of the products sold by Laboratorios Belmac, such as Onico-Fitex, are more unusual and have fewer competitors. The contract manufacturing performed by Laboratorios Belmac has a number of competitors, including Tadec Meiji Farma, Bama Geve, ReigJofre, Aristegui, and Fournier, S.A.

Chimos, as a distributor and broker of fine chemicals, pharmaceutical intermediates and biotechnology products, competes with numerous multinational companies as well as companies in France, resulting in low product margins. Competition in the supply and distribution of pharmaceutical intermediates is particularly strong from a large number of small companies located in Italy, India, Pakistan and China. Certain large multinational companies also compete in the distribution of fine chemicals including Abbott Laboratories--Chemicals Division, The UpJohn Co. and Bayer A.G. The biotechnology industry is currently less competitive as many of such products are Orphan Drugs with low volumes.

CUSTOMERS

The incidence of certain infectious diseases which occur at various times in different areas of the world affects the demand for the Registrant's antibiotic products when they are marketed in each area. Orders for the Registrant's products are generally filled on a current basis, and no order backlog existed at December 31, 1996. Sales of approximately $2,200,000, $7,300,000 and $8,000,000 to Pharmacie Centrale des Hopitaux accounted for approximately 10%, 23% and 30% of the Registrant's sales for the years ended December 31, 1996, 1995 and 1994, respectively. Due to the March 31, 1996 expiration of the Registrant's distribution agreement with Genzyme Corporation, for the distribution of Ceredase, the Registrant experienced a significant decrease in sales to this customer in 1996 (see "-- Pharmaceutical Marketing and Sales in France"). No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts at the election of any governmental authority.

RESEARCH AND DEVELOPMENT

The Registrant's management has shifted the focus from research and development to a more cost effective strategy of acquiring late-stage development compounds that can be marketed within one year as well as currently marketed products. As a result of this shift in operations, the Registrant has decreased its research and development spending over the past few years. Research and development activities have been performed, under contract, by various universities and consulting research laboratories. The Registrant has a research and development portfolio of two pharmaceutical products. (See "--Products under Development.") One product is protected by a patent in the United States. Patent and patent applications have also been filed in other countries of marketing interest to the Registrant. INDs are on file with the FDA for the macrolide antibiotic, Biolid, and the transdermal anti-hemorrhoidal patch, Alphanon.

The Registrant spent $29,000, $444,000 and $759,000 in the years ended December 31, 1996, 1995 and 1994, respectively, on research and development to discover and develop new products and processes and to improve existing products and processes. Expenditures were concentrated in the development of products for the treatment of infectious diseases. These decreases are a result of a thorough review of research and development activities with the establishment of priorities based on both technical and commercial criteria. The Registrant intends to continue to carefully manage such expenditures in view of its limited resources.

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

Spain. As a manufacturer in Spain, which is a member of the European Union, Laboratorios Belmac is subject to the regulations enacted by the European Union. Prior to Spain's entry into the European Union in 1993, the pharmaceutical regulations in Spain were less stringent and Laboratorios Belmac, along with all Spanish companies, have had to modify their procedures to adapt to the new regulations, which are nearly identical to the regulations promulgated by the United States Food & Drug Administration discussed above. In general, these regulations are consistent with the FDA and require a manufacturer of a proposed pharmaceutical to show efficacy and safety. The development process in Spain goes through the same phases (i.e. I, II, III) as in the United States to assure their safety and efficacy. A dossier on each pharmaceutical is prepared which takes approximately two years for review by the Ministry of Health. They then can only be sold to the public with a prescription from a medical doctor.

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

Many countries, directly or indirectly through reimbursement limitations, control the selling price of certain health care products. Furthermore, many developing countries limit the importation of raw materials and finished products. In western Europe, efforts are under way by the European

Union to harmonize technical standards for many products, including drugs and medical devices, and to make more uniform the requirements for marketing approval from the various regulatory agencies.

Although the Registrant markets disposable linen products in the United States, the majority of the Registrant's sales are in France and Spain. International operations are subject to certain additional risks inherent in conducting business outside the United States, including price and currency exchange controls, changes in currency exchange rates, limitations on foreign participation in local enterprise, expropriation, nationalization, and other governmental action.

To the best of its knowledge, the Registrant is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position with respect to any of its operations.

EMPLOYEES

The Registrant and its subsidiaries employ approximately 110 people, 7 of whom are employed in the United States, 5 in France and 98 in Spain as of March 27, 1997. Of such employees, approximately 35 are principally engaged in manufacturing activities, 55 in sales and marketing, including 14 independent sales representatives, and 20 in management and administration. In general, the Registrant considers its relations with its employees to be good.

FINANCIAL INFORMATION RELATING TO GEOGRAPHIC AREAS AND FOREIGN OPERATIONS

For information regarding the Registrant's foreign operations, see Note 12 of Notes to Consolidated Financial Statements.



ITEM 2.    PROPERTIES
           ----------

UNITED STATES

The Registrant's corporate headquarters are located at One Urban Centre, Suite 548, 4830 West Kennedy Boulevard, Tampa, Florida 33609 and presently include 4,900 square feet which are occupied in accordance with a lease agreement which expires in 1998.

SPAIN

Manufacturing is performed at the Registrant's facilities in Zaragoza, Spain. These facilities were renovated in 1995 to comply with the requirements for European GMPs. The facilities, which are owned by the Registrant, consist of approximately 45,000 square feet located in a prime industrial park and seated on sufficient acreage that would allow for future expansion. The manufacturing facility is capable of producing tablets, capsules, suppositories, creams, ointments, lotions, liquids and sachets, as well as microgranulated and microencapsulated products. The facility also includes analytical chemistry, quality control and quality assurance laboratories. The GMPs certification allows the Registrant to undertake contract manufacturing for a number of international pharmaceutical companies either engaged in or contemplating emergence into the Spanish market. The Registrant's administrative offices in Spain are located in Madrid in approximately 3,000 square feet of renovated, leased offices, which leases expire in 1998.

FRANCE

Chimos is located in Paris, France in leased office space of approximately 2,000 square feet, which leases expire in 1998.

The Registrant's facilities are deemed suitable and provide adequate productive capacity for the foreseeable future. In the event the Registrant considers it necessary or appropriate, the Registrant is of the opinion that comparable facilities can be located.

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

Michael M. Harshbarger, a former member of the Registrant's Board of Directors and its former President and Chief Executive Officer filed a suit against the Registrant in November 1993, in the Circuit Court of the Thirteenth Judicial Circuit, State of Florida, Hillsborough County Civil Division, alleging wrongful termination. The plaintiff is seeking monetary damages in excess of $1,400,000. The Registrant views his claim as meritless and intends to vigorously oppose it. The Registrant has filed a counterclaim against Harshbarger for wrongful conversion and civil theft, fraud and deceit, and breach of contract, seeking the return of corporate assets removed by Harshbarger and for restitution related to expenses of a personal nature that he charged to the Registrant's accounts. The Registrant amended its counterclaim to include breach of fiduciary duty. The Registrant is seeking damages from Harshbarger, relating to its counterclaim, in excess of $1,000,000. Harshbarger attempted to use the Americans with Disabilities Act (the "ADA") as a defense to the Registrant's counterclaim; however, the judge ruled in favor of the Registrant's recent motion to strike Harshbarger's ADA defense. Harshbarger's counsel then filed a motion to withdraw from the case, citing irreconcilable differences. The judge granted this motion on March 21, 1997.

In March 1994 the Registrant formed a partnership, through Healthcare's wholly-owned subsidiary, Belmac Hygiene, Inc., with a wholly-owned subsidiary of Maximed Corporation, which is headquartered in New York City, and planned to market, through this partnership, a range of hydrogel based feminine health care products, including a contraceptive, an antiseptic, an antifungal and an antibacterial. In December 1994, the Registrant commenced litigation against its partner claiming interference in the management of the partnership and misrepresentation under the partnership agreement. On January 12, 1996 the Court ruled that the Registrant's reliance on its partner's misrepresentation was not justified and that the Registrant had performed its obligations under the agreement with its partner. Accordingly, the Registrant's claims as well as the counterclaims of its partner were dismissed. On September 25, 1996, the Registrant filed an appeal in the United States Court of Appeals for the Second Circuit. Oral argument was heard on February 26, 1997 and a decision is expected within the next few months. Pending resolution of this dispute, the partnership is not actively engaged in the development of any products.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

Not applicable.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
           ---------------------------------------------------------------------

On July 31, 1990 and March 27, 1996, the Registrant's Common Stock began trading on the American Stock Exchange and the Pacific Stock Exchange, respectively, under the symbol BNT. The following table sets forth the high and low sales prices for the Common Stock as reported on the American Stock Exchange for the periods indicated. All prices for the period prior to July 25, 1995 have been adjusted to give retroactive effect to a one-for-ten reverse stock split of the Registrant's Common Stock effected on that date.


Quarter Ended                High Sales Price          Low Sales Price
-------------                ----------------          ---------------

March 31, 1995                    $7.50                     $3.13

June 30, 1995                      9.38                      3.75

September 30, 1995                 8.63                      4.13

December 31, 1995                  4.63                      2.06



March 31, 1996                    $2.88                     $2.06

June 30, 1996                      4.13                      2.13

September 30, 1996                 3.94                      2.38

December 31, 1996                  3.75                      2.50


As of March 27, 1997 there were 2,117 holders of record of the Registrant's Common Stock, excluding shares held in street name. No dividends have ever been declared or paid on the Registrant's Common Stock and the Registrant does not anticipate paying any dividends in the forseeable future.

ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------

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

SUMMARY OF OPERATIONS

                                                          Fiscal Year Ended                    Six Months Ended   Fiscal Year
                                                             December 31,                         December 31,   Ended June 30,
                                        -----------------------------------------------------     ------------   --------------

(In thousands, except per share data)    1996(1)        1995(2)        1994(2)        1993(3)        1992(4)        1992(5)
                                        --------       --------       --------       --------       --------       --------
Sales                                   $ 23,133       $ 31,437       $ 27,010       $ 19,849       $  9,708       $ 13,138

Cost of sales                             15,638         25,586         21,931         15,100          5,899          8,871
                                        --------       --------       --------       --------       --------       --------

Gross margin                               7,495          5,851          5,079          4,749          3,809          4,267

Operating expenses                         8,794          8,198          9,050         14,722         23,493         14,758
                                        --------       --------       --------       --------       --------       --------

Other (income) expense                     1,620            (21)          (393)           263           (153)           320
                                        --------       --------       --------       --------       --------       --------

Net loss before extra-ordinary item     $ (2,473)          --             --             --             --             --
                                        ========       ========       ========       ========       ========       ========

Net loss                                $ (2,919)      $ (2,326)      $ (3,578)      $(10,236)      $(19,531)      $(10,811)
                                        ========       ========       ========       ========       ========       ========

Net loss per Common Share before
  extra-ordinary item                   $   (.79)      $   (.83)      $  (1.56)      $  (6.32)      $ (16.60)      $ (11.12)
                                        ========       ========       ========       ========       ========       ========

Net loss per Common Share               $   (.92)      $   (.83)      $  (1.56)      $  (6.32)      $ (16.60)      $ (11.12)
                                        ========       ========       ========       ========       ========       ========

Weighted average number of Common
Shares outstanding                         3,334          2,999          2,395          1,655          1,203            997
                                        ========       ========       ========       ========       ========       ========


BALANCE SHEET INFORMATION
                                                   At December 31,                    At June 30,
                                ---------------------------------------------------   -----------
(In thousands)                  1996(1)    1995(2)    1994(2)    1993(3)    1992(4)     1992(5)
                                -------    -------    -------    -------    -------     -------
Working capital (deficiency)   $  4,265   $  3,113   $  1,928   $  2,043   $ (3,842)   $  8,449

Non-current assets                6,746      6,523      5,644      5,937     13,497      18,643

Total assets                     16,558     16,290     16,332     16,160     21,953      38,753

Non-current liabilities           5,513      2,252        336      2,821      2,349       2,626

Redeemable Preferred Stock        2,203      2,068      2,256      2,218      7,401       7,164

Common Stockholders'
Equity (deficit)                  3,295      5,316      4,980      2,941        (95)     17,352


See explanations on the following page.

(1) Revenues declined beginning in the second quarter of 1996, due to the March 31, 1996 expiration of the distribution agreement for the product Ceredase, which accounted for approximately 60% of the Registrant's revenues in 1995 and approximately 54% of its revenues in the quarter ended March 31, 1996. Ceredase gross margins, as a percent of sales, were approximately 5% during the quarter ended March 31, 1996; therefore, the impact on operating profits is not considered to be material. The registrant completed a public offering in February 1996, whereby it issued $6,900,000 of 12% convertible subordinated debentures and warrants. Consequently, the Registrant incurred interest expense totalling $1,227,000 in 1996. The Registrant incurred an extra-ordinary charge of $446,000, representing the unamortized discount and issuance costs at the date of repayment of Notes from its October 1995 private placements. Operating expenses for the year ended December 31, 1996 include approximately $340,000, representing a provision for goodwill impairment related to Chimos. See Notes 1, 8, 13 and 14 of Notes to Consolidated Financial Statements.

(2) The Registrant sold its Spanish marketing rights to its ciprofloxacin antibiotic, Belmacina(R), in 1994 and included the gain thereon (approximately $884,000) in Other (Income) Expense in the year ended December 31, 1994 and recorded the anticipated gain on sale of the related trademark of $380,000 as deferred revenue as of December 31, 1994 which was recognized in the year ended December 31, 1995. Other (Income) Expense for the year ended December 31, 1995 also includes the recognition of income of $360,000 from the commercialization of a certain drug provided by the Registrant's former Chairman and Chief Executive Officer, $533,000 of expense related to the settlement of litigation with the Registrant's former Chief Financial Officer and income of $375,000 due to the reversal of an over-accrual for a liability. See Notes 6, 10 and 13 of Notes to Consolidated Financial Statements.

(3) The year ended December 31, 1993 includes the effects of writing off capitalized costs with respect to the sachet formulation of Biolid(R), its noncrystalline form of erythromycin and a charge to earnings for the settlement of class action litigation. See Notes 6 and 10 of Notes to Consolidated Financial Statements.

(4) The Registrant changed its fiscal year end to December 31 effective December 31, 1992 and sold its marketing rights in France to Amodex(R) on January 20, 1993. The six months ended December 31, 1992 include other non-recurring charges totaling $9,321,000.

(5) The Registrant acquired 100% of the shares of Chimos in August 1991 and, accordingly, for accounting purposes, was no longer considered in the development stage of operations. The Registrant also acquired 100% of the shares of Laboratorios Belmac in February 1992, as well as Amodex(R) trademark and licensing rights in France in December 1991.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

GENERAL

The Registrant is an international pharmaceutical and health care company with its primary focus on the manufacturing, marketing and distribution of pharmaceutical and health care products. Substantially all of its revenues have come from its operations in France and Spain; however, the Registrant markets disposable linens to emergency healthcare services in the United States.

The Registrant incurred a net loss before extra-ordinary item of $2,473,000 and a net loss of $2,919,000 for the year ended December 31, 1996. The Registrant intends to continue to focus its efforts on business activities which management believes should result in operating profits in the future, of which there can be no assurance. To improve its results, the Registrant's management will focus on increasing higher margin pharmaceutical and health care product sales, controlling expenses through its austerity program, careful prioritization of research and development projects resulting in continued low overall research and development expenditures, and potentially acquiring marketable products or profitable companies in the United States or Europe that are compatible with the Registrant's strategy for growth. (See "--Liquidity and Capital Resources.") Currently, the profit margins for the products sold by the Registrant's subsidiary in Spain are significantly higher than those generated by the Registrant's subsidiary in France. The Company is currently engaged in negotiations with a subsidiary of a large European conglomerate to sell its French subsidiary, Chimos. The transaction is expected to be finalized early in the second quarter of 1997. As no definitive agreement has been signed, there can be no assurance that such sale will be consumated. Sales generated by Chimos began to decline in the second quarter of 1996 due to the expiration of a distribution agreement for the product Ceredase. Since the expiration of this distribution agreement, Chimos has been generating revenues at the rate of approximately $5.5 million per annum. For business segment information on the Registrant's operations outside the United States, see Note 12 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1996 VERSUS FISCAL YEAR ENDED DECEMBER 31, 1995

The Registrant reported revenues of $23,133,000 and a net loss of $2,919,000 or $.92 per common share for the year ended December 31, 1996 compared to revenues of $31,437,000 and a net loss of $2,326,000 or $.83 per common share for the prior year.

Sales and Cost of Sales. The 26% decrease in revenues is primarily attributable to a 52% decrease in sales by the Registrant's French subsidiary, Chimos, to $11,624,000, which was partially offset by a 68% increase in sales by the Registrant's Spanish subsidiary, Laboratorios Belmac, to $11,299,000, for the year ended December 31, 1996. As previously reported, revenues declined beginning in the second quarter of 1996, due to the March 31, 1996 expiration of its distribution agreement for the product Ceredase, which accounted for approximately 60% of the Registrant's revenues in the year ended December 31, 1995. Ceredase gross margins, as a percent of sales, were approximately 5%; therefore, the impact on operating profits is not considered to be material. Gross margins for the year ended December 31, 1996 improved to 32% when compared to gross margins of 19% in the prior year, primarily as a result of the more rapid rate of growth in sales at Laboratorios Belmac, whose sales generate significantly higher gross margins than those of Chimos, as well as the loss of low-margin Ceredase sales. The Registrant's distribution operations in France, Chimos, generate relatively low gross margins (approximately 12% for the year ended December 31, 1996) as opposed to the Registrant's Spanish subsidiary, Laboratorios Belmac, which is experiencing substantially higher margins (approximately 53% for the year ended December 31, 1996).

Operating Expenses. Selling, general and administrative expenses were $7,923,000 for the year ended December 31, 1996 compared to $7,204,000 for the prior year. Overall, selling, general and administrative expenses increased and the composition changed as a result of increased selling expenses incurred by the Spanish subsidiary, which are necessary in order to sustain the increase in sales volume that the Spanish sales force has generated in the year ended December 31, 1996. This increase was offset in part by a decrease in selling, general and administrative expenses by Chimos, primarily due to the loss of Ceredase sales, during the year ended December 31, 1996. The Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $29,000 for the year ended December 31, 1996 compared to $444,000 for the prior year. The Registrant's management has shifted the focus from research and development to a more cost effective strategy of acquiring late-stage development compounds that can be marketed within one year as well as currently marketed products. As a result of this shift in operations, the Registrant has decreased its research and development spending over the past few years. Research and development activities have been performed, under contract, by various universities and consulting research laboratories.

Depreciation and amortization expenses decreased by 9% to $502,000 for the year ended December 31, 1996, compared to $550,000 for the prior year, primarily due to the disposal of certain fixed assets during the quarters ended June 30 and September 30, 1996 as a result of the Registrant's move to smaller, more cost effective office space.

As a result of estimating the proceeds from the proposed sale of Chimos, the Registrant reviewed, for impairment, the recoverable value of the carrying amount of long-lived assets and intangibles. Based upon this review, the Registrant charged to operations, a provision for goodwill impairment, representing the remaining unamortized Chimos goodwill of approximately $340,000 at December 31, 1996.

Other Income/Expense. Interest expense was $1,227,000 for the year ended December 31, 1996 compared to $563,000 for the prior year. The $664,000 increase reflects interest expense arising primarily from (i) the Notes sold by the Registrant in its October 1995 private placements, which

Notes were paid with the proceeds of the Public Offering completed in February 1996 and (ii) the Debentures sold in the February 1996 Public Offering. The Registrant incurred an extra-ordinary charge of $446,000, representing the unamoritized discount and issuance costs at the date of repayment of the Notes from its October 1995 private placements. Interest income was $103,000 for the year ended December 31, 1996 compared to $3,000 for the prior year. The increase was with respect to interest earned on the proceeds of the Public Offering and cash collected from Ceredase receivables which have been temporarily invested in short-term interest bearing investments included in cash and cash equivalents in the Balance Sheet.

Other (income) expense, net of $50,000 for the year ended December 31, 1996, is substantially lower than other (income) expense, net of ($581,000) for the prior year, which is primarily comprised of ($360,000) related to settlement of litigation, a ($380,000) gain recognized upon the sale of the Registrant's Belmacina trademark in Spain and the effect of a reversal of an over-accrual of a liability related to the proposed sale of Biolid(R), which did not occur, in the amount of ($375,000), offset by a charge of $533,000 for cancellation of the stock subscription receivable and related interest from a former officer of the Registrant.

Although the Registrant reported a 26% decrease in sales, the improved gross margins of 32% and controlled spending with respect to operating expenses in the year ended December 31, 1996, resulted in a $1,048,000 improvement in its loss from operations from $2,347,000 in the prior year to $1,299,000 for the year ended December 31, 1996. The 1996 loss from operations includes a charge of $340,000 for a provision for goodwill impairment related to the proposed Chimos disposition. This improvement was offset by interest expense associated with (i) the Notes sold by the Registrant in its October 1995 private placements, and
(ii) the Debentures sold in the February 1996 Public Offering, resulting in a net loss of $2,919,000, or $.92 per common share for the year ended December 31, 1996, compared to a net loss of $2,326,000, or $.83 per common share for the prior year.

FISCAL YEAR ENDED DECEMBER 31, 1995 VERSUS FISCAL YEAR ENDED DECEMBER 31, 1994

The Registrant reported revenues of $31,437,000 and a net loss of $2,326,000 or $.83 per common share for the year ended December 31, 1995 compared to revenues of $27,010,000 and a net loss of $3,578,000 or $1.56 per common share for the prior year.

Sales and Cost of Sales. The 16% increase in revenues is primarily attributable to an increase in sales by the Registrant's subsidiary in France, Chimos, which distributes specialty pharmaceutical products and fine chemicals in France. Consolidated gross margins for the year ended December 31, 1995 remained consistent at 19% when compared to the prior year, including the effect of a $571,000 charge to cost of sales in the year ended December 31, 1995, representing an increase in the Registrant's reserves for slow moving or obsolete inventory in Europe. The Registrant's distribution operations in France (Chimos) (whose sales accounted for approximately 78% of revenues) generate relatively low gross margins as opposed to the Registrant's Spanish subsidiary, Laboratorios Belmac (whose sales accounted for approximately 21% of revenues), and is experiencing substantially higher margins. The Registrant expects sales in 1996 to decline as a result of the March 31, 1996 expiration of its distribution agreement for the product, Ceredase, which accounted for approximately 60% of its revenues in 1995. Ceredase gross margins, as a percent of sales, have been minimal; therefore, the impact on operating profits is not expected to be material.

Operating Expenses. Selling, general and administrative expenses were $7,204,000, or 23% of sales, for the year ended December 31, 1995 compared to $7,716,000, or 29% of sales, for the prior year. The decrease from 29% to 23% of sales is primarily attributable to cost control measures implemented by the Registrant. The Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

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

Other Income/Expense. Interest expense was $563,000 for the year ended December 31, 1995 compared to $423,000 for the prior year. The 33% increase reflects approximately $348,000 of fourth quarter interest arising primarily from the Notes sold by the Registrant in its October 1995 private placements and, to a lesser degree, interest on higher average outstanding balances on short term borrowings, which are used to finance working capital needs. Interest income was $3,000 for the year ended December 31, 1995 compared to $123,000 for the prior year. The $120,000 decrease reflects the Registrant's use of its resources for working capital needs, resulting in reduced earnings on liquid assets. Interest expense and interest income will both be higher in 1996 than in 1995 as a result of the Registrant's February 1996 public offering of Units (as hereinafter defined) (See "-- Liquidity and Capital Resources -- Financings"). Other
(income) expense, net, of ($581,000) for the year ended December 31, 1995 is primarily comprised of income of ($360,000) related to a settlement of litigation (see Note 13 of Notes to Consolidated Financial Statements) and the ($380,000) gain recognized upon the sale of the Registrant's Belmacina trademark in Spain, which was previously reflected in the Registrant's consolidated financial statements as deferred revenue as of December 31, 1994. The Registrant has since transferred the trademark to the purchaser and collected the balance of the related receivable in the fourth quarter of 1995. Other (income) expense, net, also includes the effect of a reversal of an over-accrual of a liability related to the proposed sale of Biolid, which did not occur, in the amount of ($375,000), offset by a charge of $533,000 for cancellation of the stock subscription receivable and related interest from a former officer of the Registrant. One-half of the loss (approximately $37,000) incurred by Maximed Pharmaceuticals, the Registrant's partnership with Maximed Corporation, is also included in other (income) expense, net, in the year ended December 31, 1995. Although the Registrant is in a dispute with its partner, and has ceased funding the partnership's activities until such dispute is resolved, appropriate operating costs have been accrued and charged to operations during the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Total assets increased from $16,290,000 at December 31, 1995 to $16,558,000 at December 31, 1996, while Common Stockholders' Equity decreased from $5,316,000 at December 31, 1995 to $3,295,000 at December 31, 1996. The decrease in Common Stockholders' Equity reflects primarily the February 1996 Public Offering of Units, offset by a fluctuation in the exchange rates of European currencies compared to the U.S. Dollar and the loss incurred by the Registrant for the year ended December 31, 1996.

The Registrant's working capital increased from $3,113,000 at December 31, 1995 to $4,265,000 at December 31, 1996. The increase in working capital is primarily attributable to the proceeds from the February 1996 Public Offering of Units.

Cash and cash equivalents increased from $1,120,000 at December 31, 1995 to $4,425,000 at December 31, 1996. The increase in cash and cash equivalents is primarily attributable to the completion of a Public Offering of its securities in February 1996 and collection of receivables for sales of Ceredase.

Receivables decreased from $6,836,000 at December 31, 1995 to $3,632,000 at December 31, 1996, primarily as the result of the decline in sales by its French subsidiary, Chimos, as a result of the expiration of the Ceredase distribution agreement as of March 31, 1996. The Registrant reduced its receivables by $4,999,000 since that date primarily by collecting receivables for sales of Ceredase, which were utilized to reduce accounts payable balances by $1,233,000 and to reduce the amount of short-term borrowings by $544,000 during the nine months ended December 31, 1996. A significant portion of the Registrant's trade receivables arise from sales of pharmaceutical and health care products to the French government. Payment terms for such sales are typically 90 to 100 days; the Registrant has not experienced any material delinquent accounts. Inventories also decreased to $945,000 at December 31, 1996 compared to $1,054,000 at December 31, 1995, primarily due to the decline in sales by the French subsidiary and the corresponding reduction in inventory levels.

Although the combined total of accounts payable and accrued expenses decreased from $5,455,000 at December 31, 1995 to $4,528,000 at December 31, 1996 and
short term borrowings decreased slightly from $1,197,000 at December 31, 1995 to $1,014,000 at December 31, 1996, as discussed above, such balances are significantly reduced below their March 31, 1996 balances, as a result of application of cash collected from receivables during the nine months ended December 31, 1996.

Fixed assets, net decreased from $4,084,000 at December 31, 1995 to $3,544,000 at December 31, 1996, partly due to a fluctuation in foreign currency exchange rates and partly due to the disposal of certain unnecessary fixed assets and write-off of leasehold improvements by the

Registrant associated with its relocation to smaller, more cost effective, office space in April 1996 partially offset by improvements to fixed assets in Spain.

Other non-current assets increased 31% from $1,319,000 at December 31, 1995 to $1,727,000 at December 31, 1996 and long term debt increased 281% from $1,354,000 at December 31, 1995 to $5,164,000 at December 31, 1996, primarily as a result of the Public Offering of Units in February 1996. The increase in other non-current assets was partially offset by the provision for goodwill impairment of $340,000.

Investing activities, including the purchase of investments available for sale of $166,000 and the addition of fixed assets, used net cash of $175,000 during the year ended December 31, 1996. Financing activities (primarily the sale of Units in a Public Offering in February 1996) provided net proceeds of $3,707,000, after repayment of $1,770,000 of long term debt, for the year ended December 31, 1996. Operating activities for the year ended December 31, 1996 used net cash of $73,000. The loss on the disposal of fixed assets and write-off of leasehold improvements associated with the Registrant's relocation to smaller, more cost effective office space in April 1996 was $79,000.

Seasonality. In the past, the Registrant has experienced lower sales in certain calendar quarters of each year. Should the Registrant begin large sales of a pharmaceutical product whose sales are seasonal, seasonality of sales may become more significant.

Currency. A substantial amount of the Registrant's business is conducted in Spain and France and is therefore influenced by the extent to which there are fluctuations in the dollar's value against such countries' currencies. The effect of foreign currency fluctuations on long lived assets for the year ended December 31, 1996 was a decrease of $487,000 and the cumulative historical effect was a decrease of $1,081,000, as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. Although exchange rates fluctuated significantly in recent years, the Registrant does not believe that the effect of foreign currency fluctuation is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. The Registrant relies primarily upon financing activities to fund the operations of the Registrant in the United States and has not transferred significant amounts into or out of the United States in the recent past. In the event that the Registrant is required to fund United States operations with funds generated in Spain or France, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

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

An aggregate of 6,900 Units (the "Units") were sold in the February 1996 Public Offering. Each Unit consisted of a One Thousand Dollars ($1,000) Principal Amount 12% Convertible Senior Subordinated Debenture due February 13, 2006 (the "Debentures") and 1,000 Class A Redeemable Warrants, each to purchase one share of Common Stock and one Class B Redeemable Warrant. Two Class B Redeemable Warrants entitle a holder to purchase one share of Common Stock. The Debentures and Class A Redeemable Warrants initially traded only as a Unit but began trading separately on May 29, 1996. Interest on the Debentures is payable quarterly. The Debentures are convertible prior to maturity, unless previously redeemed, at any time commencing February 14, 1997 (the "Anniversary Date") into shares of Common Stock at a conversion price per share of $2.50. Gross and net proceeds (after deducting underwriting commissions and the other expenses of the offering) were approximately $6,900,000 and $5,700,000, respectively, a portion of which were used to retire $1,770,000 principal balance of debt incurred in the private placements discussed above.

Of the Unit purchase price of $1,000, for financial reporting purposes, the consideration allocated to the Debenture was $722, to the conversion discount feature of the Debenture was $224 and to the 1,000 Class A Warrants was $54. None of the Unit purchase price was allocated to the Class B Warrants. Such allocation was based upon the relative fair values of each security on the date of issuance. Such allocation resulted in recording a discount on the Debentures of approximately $1,900,000. The effective interest rate on the Debentures is 18.1%.

Management expects that as a result of completing its recent financings, by carefully prioritizing research and development activities and continuing its austerity program, the Registrant should have sufficient liquidity to fund operations into 1998. The Registrant, however, continues to explore alternative sources for financing its business. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development and the sale of certain of the assets of, or one or more of, its subsidiaries. The Company is currently engaged in negotiations with a subsidiary of a large European conglomerate to sell its French subsidiary, Chimos. The transaction is expected to be finalized early in the second quarter of 1997. As no definitive agreement has been signed, there can be no assurance that such sale will be consumated. Sales generated by Chimos began to decline in the second quarter of 1996 due to the expiration of a distribution agreement for the product Ceredase. Since the expiration of this distribution agreement, Chimos has been generating revenues at the rate of approximately $5.5 million per annum.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
------------------------------------------------------------------
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
-------------------------------------------------------

The statements contained in or incorporated by reference into this Annual Report on Form 10-K which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Registrant, the occurrence of which involve certain risks and uncertainties that could cause the Registrant's actual results to differ materially from those expected by the Registrant, including the history of operating losses; uncertainty of future financial results; possible negative cash flow from operating activities; additional financing requirements; no assurance of successful and timely development of new products; risks inherent in pharmaceutical development; dependance on regulatory approvals; uncertainty of pharmaceutical pricing or profitability; unpredictability of patent protection; rapid technological change; competition; and other uncertainties detailed in the Registrant's Registration Statement on Form S-1 (SEC File No. 33-65125) declared effective by the Securities and Exchange Commission on February 14, 1996.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

See Item 14 of this Form 10-K.



ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ---------------------------------------------
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
           --------------------------------------

Not applicable.



                                    PART III



ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
           ---------------------------------------------------------------
           THE REGISTRANT
           --------------

The following information is furnished with respect to each director and executive officer of the Registrant.

                                                                      Year First
                                Positions of the            Class of    Became
Name                    Age     Registrant Presently Held   Director   Director
----                    ---     -------------------------   --------   --------


James R. Murphy         47      Chairman, President,           III       1993
                                Chief Executive Officer
                                and Director

Robert M. Stote, M.D.   57      Senior Vice President,         III       1993
                                Chief Science Officer and
                                Director

Michael D. Price        39      Vice President,                II        1995
                                Chief Financial Officer,
                                Treasurer, Secretary and
                                Director

Randolph W. Arnegger    52      Director                       II        1994

Charles L. Bolling      73      Director                       II        1991

Doris E. Wardell        58      Director                       I         1994



JAMES R. MURPHY became President and Chief Operating Officer of the Registrant in September 1994, was named Chief Executive Officer effective January 1995 and became Chairman of the Board in June 1995. Prior to rejoining the Registrant, Mr. Murphy served as Vice President of Business Development at MacroChem Corporation, a publicly owned pharmaceutical company, from March 1993 through September 1994. From September 1992 until March 1993, Mr. Murphy served as a Consultant to the pharmaceutical industry with his primary efforts directed toward product licensing. Prior thereto, Mr. Murphy served as Director - Worldwide Business Development and Strategic Planning of the Registrant from December 1991 to September 1992. Mr. Murphy previously spent 14 years in basic pharmaceutical research and product development with SmithKline Corporation and in business development with contract research laboratories. Mr. Murphy received a B.A. in Biology from Millersville University.

ROBERT M. STOTE, M.D. became Senior Vice President and Chief Science Officer of the Registrant in March 1992. Prior to joining the Registrant, Dr. Stote was employed for 20 years by SmithKline Beecham Corporation serving as Senior Vice President and Medical Director, Worldwide Medical Affairs from 1989 to 1992, and Vice President-Clinical Pharmacology- Worldwide from 1987 to 1989. From 1984 to 1987, Dr. Stote was Vice President-Phase I Clinical Research, North America. Dr. Stote was Chief of Nephrology at Presbyterian Medical Center of Philadelphia from 1972 to 1989 and was Clinical Professor of Medicine at the University of Pennsylvania. Dr. Stote received a B.S. in Pharmacy from the Albany College of Pharmacy, an M.D. from Albany Medical College and is Board Certified in Internal Medicine and Nephrology. He was a Fellow in Nephrology and Internal Medicine at the Mayo Clinic and is currently a Fellow of the American College of Physicians.

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

RANDOLPH W. ARNEGGER is the President of Vantage Point Marketing, a developer and producer of continuing medical education programs, medically oriented direct mail programs and medical convention programs, a position he has held since 1986. Prior thereto, Mr. Arnegger served as Vice President of Account Services for Curtin & Pease/Peneco, a national direct mail firm, and Vice President for Pro Clinica, a medical advertising agency in New York.

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

The Registrant is currently in arrears on three annual dividend payments on its Series A Preferred Stock and, therefore, the holders of the Series A Preferred Stock have the right, as a class, to elect two additional members of the Registrant's Board of Directors. As of the date hereof, the holders have not exercised such right.

The Registrant's Articles of Incorporation and By-Laws provide for a classified Board of Directors. The Board is divided into three classes, designated Class I, Class II and Class III. The director included in Class I above will hold office until the 1997 Annual Meeting of Stockholders. The directors included in Class II above will hold office until the 1998 Annual Meeting of Stockholders. The directors included in Class III above will hold office until the 1999 Annual Meeting of Stockholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant's executive officers and directors, and any persons who own more than 10% of any class of the Registrant's equity securities, to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and the American Stock Exchange and to furnish the Registrant with copies of such reports. To the Registrant's knowledge during the year ended December 31, 1996, all Section 16(a) filing requirements have been satisfied.

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

The  information  called for by this item is  incorporated  by  reference to the
Registrant's   definitive  Proxy  Statement  for  the  1997  Annual  Meeting  of
Stockholders to be filed pursuant to Regulation 14A.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

The  information  called for by this item is  incorporated  by  reference to the
Registrant's   definitive  Proxy  Statement  for  the  1997  Annual  Meeting  of
Stockholders to be filed pursuant to Regulation 14A.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

The  information  called for by this item is  incorporated  by  reference to the
Registrant's   definitive  Proxy  Statement  for  the  1997  Annual  Meeting  of
Stockholders to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

                                                                     Page Herein
                                                                     -----------


(a)   The following documents are filed as a part of this report:

      (1)  Financial Statements:

      Independent Auditors' Report                                       F-1

      Consolidated Balance Sheets as of December 31, 1996 and
      1995                                                               F-2

      Consolidated Statements of Operations for the years
      ended December 31, 1996, 1995 and 1994                             F-3

      Consolidated Statements of Changes in Common Stockholders'
      Equity for the years ended December 31, 1996, 1995 and 1994        F-4

      Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994                                F-5 to F-6

      Notes to Consolidated Financial Statements                         F-7

      (2)  Financial Statement Schedule:

      Independent Auditors' Report on Financial Statement Schedule       F-27

      Schedule II - Valuation and qualifying accounts and reserves       F-28

      All other  schedules have been omitted  because they are
      inapplicable or are not required,  or the information is
      included   elsewhere  in  the   consolidated   financial
      statements or notes thereto.

                                  EXHIBIT INDEX

           (3)        Exhibits filed as part of this report:

Exhibit
Number                             Description
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

4.1 Form of Subscription Agreement between the Registrant and each purchaser in connection with the Registrant's October 1991 sales of its $2.25 Convertible Exchangeable Preferred Shares, Series A. (Reference is made to Exhibit 4.1 to the Registrant's Form 8-K filed October 17, 1991, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.2 Indenture relating to the Registrant's 9% Convertible Subordinated Debentures due 2016 (with the Form of Debenture attached thereto as Exhibit A.) (Reference is made to Exhibit 4.2 to the Registrant's Form 8-K filed October 17, 1991, Commission
               File No. 1-10581, which exhibit is incorporated herein by reference.)

4.3 Specimen Certificate of the Registrant's $2.25 Convertible Exchangeable Preferred Shares, Series A. (Reference is made to
               Exhibit 4.3 to the Registrant's Form 8-K filed October 17, 1991, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.4            Registrant's  1991  Stock  Option  Plan.  (Reference  is  made to
               Exhibit 4.6 to the Registrant's Form 8-K filed October 17, 1991, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

Exhibit
Number                             Description
-------        -----------------------------------------------------------------

4.5 Amendment to Registrant's 1991 Stock Option Plan. (Reference is made to Exhibit 4.17 to the Registrant's Form 10-K for the Transition Period Ended December 31, 1992, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.6 Amendment to Registrant's 1991 Stock Option Plan as approved by the shareholders on June 9, 1994. (Reference is made to Exhibit
               4.16 to the Registrant's Form 10-K for the year ended December 31, 1994, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.7 Form of Non-qualified Stock Option Agreement under the Registrant's 1991 Stock Option Plan. (Reference is made to
               Exhibit 4.25 to the Registrant's Form 10-K dated June 30, 1992, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.8            Subscription  Agreement  between  the  Registrant  and Bodel Inc.
               dated November 23, 1993. (Reference is made to Exhibit 4.20 to the Registrant's Form 10-K filed December 31, 1993, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.9 Warrants issued by the Registrant to Grant Harshbarger, dated November 11, 1993 and November 17, 1993, respectively. (Reference is made to Exhibit 4.8 to the Registrant's Registration Statement on Form S-3, Commission File No. 33-69946, which exhibit is incorporated herein by reference.)

4.10 Warrants issued by the Registrant to Healthcare Capital Investments, Inc., dated November 11, 1993 and November 17, 1993, respectively. (Reference is made to Exhibit 4.9 to the Registrant's Registration Statement on Form S-3, Commission File No. 33-69946, which exhibit is incorporated herein by reference.)

4.11 Subscription Agreement between the Registrant and Western Slops, Ltd. dated March 29, 1994. (Reference is made to Exhibit 4.29 to the Registrant's Form 10-K for the year ended December 31, 1994, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.12 Subscription Agreement between the Registrant and Shulmit Pritziker dated December 7, 1994. (Reference is made to Exhibit
               4.32 to the Registrant's Form 10-K for the year ended December 31, 1994, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

Exhibit
Number                             Description
-------        -----------------------------------------------------------------

4.13           Warrants  issued by the  Registrant to Baytree  Associates,  Inc.
               dated October 18, 1995. (Reference is made to Exhibit 4.23 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

4.14 Form of Subscription Agreement between the Registrant and various purchasers of Units consisting of one note and 10,000 shares of Common Stock in an October 1995 private placement. (Reference is made to Exhibit 4.1 to the Registrant's Form 8-K filed November 29, 1995, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.15 Form of Note dated September 30, 1995 issued by the Registrant to the purchasers of Units in an October 1995 private placement. (Reference is made to Exhibit 4.2 to the Registrant's Form 8-K filed November 29, 1995, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.16 Form of Subscription Agreement between the Registrant and various purchasers of Units consisting of one note and 7,500 shares of Common Stock in an October 1995 private placement. (Reference is made to Exhibit 4.3 to the Registrant's Form 8-K filed November 29, 1995, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.17 Form of Note dated October 25, 1995 issued by the Registrant to the purchasers of Units in an October 1995 private placement. (Reference is made to Exhibit 4.4 to the Registrant's Form 8-K filed November 29, 1995, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.18 Form of Indenture relating to the Registrant's $1,000 Principal Amount 12% Senior Convertible Subordinated Debentures due February 13, 2006 (with the Form of Debenture attached thereto as Exhibit A.) (Reference is made to Exhibit 4.28 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

4.19 Form of Warrant Agreement, including form of Class A and Class B Warrant. (Reference is made to Exhibit 4.29 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

4.20 Form of Underwriter Warrant. (Reference is made to Exhibit 4.30 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

Exhibit
Number                             Description
-------        -----------------------------------------------------------------

4.21 Form of Unit Certificate. (Reference is made to Exhibit 4.31 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

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

23.1*          Consent of Deloitte & Touche LLP.

27.1*          Financial Data Schedule.

---------------
*    Filed herewith.

(b) Reports on Form 8-K filed during the fiscal quarter ended December 31, 1996:

          None.

     Subsequent to December 31, 1996, the Registrant filed the following Reports on Form 8-K:

          None.

                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  BENTLEY PHARMACEUTICALS, INC.

                                                  By:   /s/ James R. Murphy
                                                       -------------------------
                                                       James R. Murphy
                                                       Chairman, President and
                                                       Chief Executive Officer
                                                       Date:  March 27, 1997

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                            Date
---------                            -----                            ----

/s/ James R. Murphy           Chairman, President,                March 27, 1997
------------------------      Chief Executive Officer
James R. Murphy               and Director (principal
                              executive officer)

/s/ Robert M. Stote           Senior Vice President,              March 27, 1997
------------------------      Chief Science Officer and
Robert M. Stote, M.D.         Director

/s/Michael D. Price           Vice-President,                     March 27, 1997
------------------------      Chief Financial Officer,
Michael D. Price              Treasurer, Secretary and
                              Director (principal
                              financial and accounting officer)

/s/ Randolph W. Arnegger      Director                            March 27, 1997
------------------------
Randolph W. Arnegger

/s/ Charles L. Bolling        Director                            March 27, 1997
------------------------
Charles L. Bolling

/s/ Doris E. Wardell          Director                            March 27, 1997
------------------------
Doris E. Wardell

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Bentley Pharmaceuticals, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheets of Bentley Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in common stockholders' equity, and cash flows for each of the three years ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Tampa, FL
March 27, 1997

                          BENTLEY PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)                           December 31,
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
ASSETS
------

Current assets:
 Cash and cash equivalents                                 $  4,425    $  1,120
 Investments                                                    166         161
 Receivables                                                  3,632       6,836
 Inventories                                                    945       1,054
 Prepaid expenses and other                                     644         596
                                                           --------    --------
  Total current assets                                        9,812       9,767
                                                           --------    --------

Fixed assets, net                                             3,544       4,084
Drug licenses and related costs, net                          1,475       1,120
Other non-current assets, net                                 1,727       1,319
                                                           --------    --------
                                                           $ 16,558    $ 16,290
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable                                          $  2,998    $  3,883
 Accrued expenses                                             1,530       1,572
 Short term borrowings                                        1,014       1,197
 Current portion of long term debt                                5           2
                                                           --------    --------
  Total current liabilities                                   5,547       6,654
                                                           --------    --------
Long term debt, net                                           5,164       1,354
                                                           --------    --------
Other non-current liabilities                                   349         898
                                                           --------    --------
Commitments and contingencies
Redeemable preferred stock, $1.00 par value,
 authorized 2,000 shares:
  Series A, issued and outstanding, 60 shares                 2,203       2,068
                                                           --------    --------
Common Stockholders' Equity
 Common stock, $.02 par value, authorized 35,000 shares,
  issued and outstanding, 3,345 and 3,330 shares                 67          66
 Stock purchase warrants (to purchase 8,304 and 547
  shares of common stock)                                       435         150
 Paid-in capital in excess of par value                      71,146      70,047
 Stock subscriptions receivable                                (105)       (105)
 Accumulated deficit                                        (67,167)    (64,248)
 Cumulative foreign currency translation adjustment          (1,081)       (594)
                                                           --------    --------
                                                              3,295       5,316
                                                           --------    --------
                                                           $ 16,558    $ 16,290
                                                           ========    ========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial satements.

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


(In thousands, except per share data)                 For the Year Ended
                                                         December 31,
                                               --------------------------------
                                                 1996        1995        1994
                                               --------    --------    --------

Sales                                          $ 23,133    $ 31,437    $ 27,010

Cost of sales                                    15,638      25,586      21,931
                                               --------    --------    --------


Gross margin                                      7,495       5,851       5,079
                                               --------    --------    --------


Operating expenses:

 Selling, general and administrative              7,923       7,204       7,716

 Research and development                            29         444         759

 Depreciation and amortization                      502         550         575

 Provision for goodwill impairment                  340          --          --
                                               --------    --------    --------

 Total operating expenses                         8,794       8,198       9,050
                                               --------    --------    --------

 Loss from operations                            (1,299)     (2,347)     (3,971)


Other (income) expenses:

 Interest expense                                 1,227         563         423

 Interest income                                   (103)         (3)       (123)

 Other (income) expense, net                         50        (581)       (693)
                                               --------    --------    --------

Loss before extra-ordinary item                  (2,473)     (2,326)     (3,578)

Extra-ordinary item-extinguishment of debt          446          --          --
                                               --------    --------    --------

Net loss                                       ($ 2,919)   ($ 2,326)   ($ 3,578)
                                               ========    ========    ========

Loss per common share before
 extra-ordinary item                           ($  0.79)   ($  0.83)   ($  1.56)

Extra-ordinary item-
 Extinguishment of debt                           (0.13)         --          --
                                               --------    --------    --------

Net loss per common share                      ($  0.92)   ($  0.83)   ($  1.56)
                                               ========    ========    ========


Weighted average common shares
outstanding                                       3,334       2,999       2,395
                                                  =====       =====       =====




           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

(In thousands, except per share data)
                                                   $.02 Par Value
                                                    Common Stock       Additional                Other
                                                --------------------     Paid-In  Accumulated    Equity
                                                 Shares      Amount      Capital    Deficit   Transactions    Total
                                                --------    --------    --------    --------    --------    --------
Balance at December 31, 1993                       2,070    $     41    $ 63,902    ($58,344)   ($ 2,658)   $  2,941

 Private placements of common stock, net             826          17       4,776        --          --         4,793

 Stock subscriptions receivable                     --          --          --          --        (1,596)     (1,596)

 Stock subscriptions received                       --          --          --          --           693         693

 Conversion of redeemable preferred stock              1        --           129        --          --           129

 Conversion of stock purchase warrants                 2        --            34        --          --            34

 Repurchase of common stock                          (41)         (1)       (620)       --           621        --

 Sale of treasury stock                               42           1         294        --          --           295

 Common stock issued as compensation                   7        --           146        --          --           146

 Common stock issued to settle litigation             70           2         998        --          --         1,000

 Accrual of dividends - preferred stock             --          --          (166)       --          --          (166)

 Foreign currency translation adjustment            --          --          --          --           289         289

 Net loss                                           --          --          --        (3,578)       --        (3,578)
                                                --------    --------    --------    --------    --------    --------

Balance at December 31, 1994                       2,977          60      69,493     (61,922)     (2,651)      4,980

 Private placements of common stock, net             251           5         465        --          --           470

 Stock subscriptions received                       --          --          --          --           562         562

 Stock subscriptions revaluation/cancellation       --          --          (351)       --           883         532

 Conversion of redeemable preferred stock              3        --           340        --          --           340

 Issuance of stock purchase warrants                --          --          --          --           150         150

 Conversion of stock purchase warrants                90           2         212        --          --           214

 Common stock issued as compensation                   9        --            58        --          --            58

 Miscellaneous                                      --            (1)        (18)       --          --           (19)

 Accrual of dividends - preferred stock             --          --          (152)       --          --          (152)

 Foreign currency translation adjustment            --          --          --          --           507         507

 Net loss                                           --          --          --        (2,326)       --        (2,326)
                                                --------    --------    --------    --------    --------    --------

Balance at December 31, 1995                       3,330          66      70,047     (64,248)       (549)      5,316

 Public offering of units, net                      --          --         1,184        --           285       1,469

 Common stock issued as compensation                  15           1          50        --          --            51

 Accrual of dividends-preferred stock               --          --          (135)       --          --          (135)

 Foreign currency translation adjustment            --          --          --          --          (487)       (487)

 Net loss                                           --          --          --        (2,919)       --        (2,919)
                                                --------    --------    --------    --------    --------    --------

 Balance at December 31, 1996                      3,345    $     67    $ 71,146    ($67,167)   ($   751)   $  3,295
                                                ========    ========    ========    ========    ========    ========



           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Year Ended
                                                                    December 31,
                                                          -----------------------------
(In thousands)                                              1996       1995       1994
                                                          -------    -------    -------
Cash flows from operating activities:

 Loss before extra-ordinary item                          ($2,473)   ($2,326)   ($3,578)

 Adjustments to reconcile loss before
  extra-ordinary item to net cash used
  in operating activities:

Depreciation and amortization                                 502        550        575

 Other non-cash items                                         468        610        254

 Extra-ordinary item-Extinguishment of debt                  (446)      --         --

 Provision for goodwill impairment                            340       --         --

 Loss on disposal of fixed assets                              79       --         --

 Gain on sale of Belmacina(R)                                --         (380)      (884)

 Cancellation of stock subscription receivable               --          532       --

(Increase) decrease in assets and

 increase (decrease) in liabilities:

   Receivables                                              2,991        150        124

   Inventories                                                 43       (297)       154

   Prepaid expenses and other current assets                 (272)      (270)        20

   Other assets                                               (93)      (160)       349

   Accounts payable and accrued expenses                     (716)    (2,246)       228

   Other liabilities                                         (496)       500       (657)
                                                          -------    -------    -------


    Net cash used in operating activities                     (73)    (3,337)    (3,415)
                                                          -------    -------    -------

Cash flows from investing activities:

 Proceeds from sale of investments                            161        214      1,040

 Purchase of investments                                     (166)      (147)      (116)

 Net change in fixed assets                                  (170)      (603)      --

 Acquistion of Spanish drug license                          --         (156)      --

 Proceeds from sale of Belmacina(R)                          --        1,140        651

 Investment in partnership                                   --          (13)      (648)


 Return of deposit                                           --         --         (793)
                                                          -------    -------    -------
    Net cash (used in) provided by investing activities      (175)       435        134
                                                          -------    -------    -------

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Concluded)

(In thousands)                                               For the Year Ended
                                                                December 31,
                                                       -----------------------------
                                                         1996       1995       1994
                                                       -------    -------    -------
Cash flows from financing activities:

 Net (decrease) increase in short term borrowings      ($  120)   $   533    ($  397)

Proceeds from public offering of units                   6,900       --         --

Proceeds from private placements:

 Common stock                                             --          544      3,761

 Promissory notes                                         --        1,226       --

Offering costs                                          (1,275)      (187)      (377)

Collection of stock subscription receivable, net          --          506        693

Proceeds from exercise of stock warrants, net             --          214         34

Repayment of long term debt                             (1,770)       (59)      (203)

Payments on capital leases                                 (28)       (33)       (72)
                                                       -------    -------    -------


    Net cash provided by financing activities            3,707      2,744      3,439
                                                       -------    -------    -------


Effect of exchange rate changes on cash                   (154)       (43)      (389)
                                                       -------    -------    -------


Net increase (decrease) in cash and cash equivalents     3,305       (201)      (231)

Cash and cash equivalents at beginning of period         1,120      1,321      1,552
                                                       -------    -------    -------

Cash and cash equivalents at end of period             $ 4,425    $ 1,120    $ 1,321
                                                       =======    =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The Company paid cash during the period for (in thousands):

 Interest                                              $   907    $   222    $   263
                                                       =======    =======    =======
 Taxes                                                    --         --      $     6
                                                       =======    =======    =======

SUPPLEMENTAL  SCHEDULE  OF  NON-CASH  FINANCING ACTIVITIES
The Company has issued Common Stock in exchange for services, rights or in settlement of litigation as follows (in thousands):

 Shares issued                                              15          9         99
                                                       =======    =======    =======
 Amount                                                $    51    $    58    $ 1,290
                                                       =======    =======    =======

In 1996, the Company acquired a drug license in Spain, assuming approximately $477,000 in liabilities, therefor.

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--HISTORY AND OPERATIONS

Bentley Pharmaceuticals, Inc. (the "Company") is an international pharmaceutical and health care company engaged primarily in the manufacturing, marketing and distribution of pharmaceutical products in France and Spain, with limited distribution of health care products in the United States. The Company's operations in France consist of the import and distribution of fine chemicals and the marketing of specialty pharmaceutical products. The Company has entered negotiations to sell its French subsidiary (see Note 13). In Spain, the Company manufactures, packages and distributes both its own and other companies' pharmaceutical products. In the United States, the Company markets disposable linens, which are manufactured under contract, to emergency health services.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred net losses as well as negative operating cash flows for all periods presented.

In order to fund operations, the Company primarily has issued Common Stock and other securities. During the year ended December 31, 1995, the Company completed private placements of its securities, which generated net proceeds of approximately $1,583,000. In February 1996, the Company completed a public offering of its securities, which generated net proceeds of approximately $5,700,000, a portion of which was used to retire $1,770,000 principal balance of debt incurred in the private placements mentioned above (see Notes 8 and 14). The balance of the net proceeds are being used for working capital needs, limited research and development activities, and possible acquisitions of complementary products, technologies and/or businesses. Management believes that it now has sufficient resources to fund its operations into 1998.

The Company's ultimate success is dependent upon its ability to attain profitable operations and positive cash flows. Management has shifted the
Company's strategic focus from a research and development-oriented pharmaceutical company to a company seeking to acquire late-stage development compounds that can be marketed in one year, and currently marketed products. As a result, the Company has decreased its research and development budget, and is carefully managing its operating costs, which it has recently reduced via cost cutting measures throughout its operations. Management of the Company is now emphasizing product manufacturing and distribution, strategic alliances and product acquisitions.

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

INVESTMENTS AVAILABLE FOR SALE

Investments available for sale are reported at approximate market value and include restricted Certificates of Deposit, collateralizing Letters of Credit, which mature in June 1997. The Certificates of Deposit earn interest at the rate of 4.8%. Investments available for sale at December 31, 1995 are comprised of short term investments in France.

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

In December 1994, the Company commenced litigation against its partner claiming interference in the management of the partnership and misrepresentation under the partnership agreement. The Court ruled that the Company's reliance on its partner's misrepresentation was not justified and that the Company had performed its obligations under the agreement with its partner. Accordingly, the Company's claims as well as the counterclaims of its partner were dismissed. On September 25, 1996, the Company filed an appeal in the United States Court of Appeals for the Second Circuit. Oral argument was heard on February 26, 1997 and a decision is expected within the next few months. Pending resolution of this dispute, the partnership is not actively engaged in the development of any products (see Note
13). In the opinion of management, the
carrying value of its investment in the partnership, accounted for using the equity method, of $553,000 and $513,000 as of December 31, 1996 and 1995, respectively, is not impaired and no reserve is considered necessary.

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

As a result of estimating the proceeds from the proposed sale of Chimos, the Company reviewed, for impairment, the recoverable value of the carrying amount of long-lived assets and intangibles. Based upon this review, the Company fully reserved the remaining unamortized goodwill of approximately $340,000, at December 31, 1996. Goodwill amortization expense, excluding the provision for impairment, for the years ended December 31, 1996, 1995 and 1994 was $38,000, $38,000 and $40,000, respectively (see Note 13).

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" (FAS 107) requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgement in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Long-term debt is estimated to have a fair value of approximately $8,970,000 as of December 31, 1996. The carrying amount of other financial instruments approximate their estimated fair values.

The fair value information presented herein is based on information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore the current estimates of fair value may differ significantly from the amounts presented herein.

STOCK-BASED COMPENSATION PLANS

The Company applies APB 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock-based compensation plans.

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

NOTE 3--RECEIVABLES

Receivables consist of the following (In Thousands):

                                                              December 31,
                                                         ----------------------

                                                           1996           1995
                                                         -------        -------

Trade receivables                                        $ 3,529        $ 6,510

Other (Notes 6 and 13)                                       129            487
                                                         -------        -------

                                                           3,658          6,997

Less-allowance for doubtful accounts                         (26)          (161)
                                                         -------        -------

                                                         $ 3,632        $ 6,836
                                                         =======        =======


NOTE 4--INVENTORIES

Inventories consist of the following (In Thousands):

                                                              December 31,
                                                         ----------------------

                                                           1996           1995
                                                         -------        -------

Raw materials                                            $   515        $   374

Work in process                                             --                1

Finished goods                                             1,257          1,498
                                                         -------        -------

                                                           1,772          1,873

Less allowance for slow-moving or obsolete inventory        (827)          (819)
                                                         -------        -------

                                                         $   945        $ 1,054
                                                         =======        =======

NOTE 5--FIXED ASSETS

Fixed assets consist of the following (In Thousands):

                                                              December 31,
                                                       ------------------------

                                                         1996             1995
                                                       -------          -------

Land                                                   $ 1,138          $ 1,212

Buildings                                                2,673            2,675

Equipment                                                  828              973

Furniture and fixtures                                     501              642

Leasehold improvements                                     117              335

Equipment under capital lease                               27              149
                                                       -------          -------
                                                         5,284            5,986

Less-accumulated depreciation                           (1,740)          (1,902)
                                                       -------          -------

                                                       $ 3,544          $ 4,084
                                                       =======          =======


Depreciation expense was $345,000, $424,000 and $434,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


NOTE 6--DRUG LICENSES AND RELATED COSTS, NET

Drug licenses and related costs consist of the following (In Thousands):

                                                              December 31,
                                                       ------------------------

                                                         1996             1995
                                                       -------          -------

Drug licenses and related costs                        $ 1,972          $ 1,526

Less-accumulated amortization                             (497)            (406)
                                                       -------          -------

                                                       $ 1,475          $ 1,120
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

Amortization expense for drug licenses and related costs was approximately $119,000, $88,000 and $102,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

NOTE 7--ACCRUED EXPENSES

Accrued expenses consist of the following (In Thousands):

                                                                December 31,
                                                            --------------------
                                                             1996          1995
                                                            ------        ------

Accrued expenses                                            $1,247        $1,189

Accrued payroll and severance benefits                         283           383
                                                            ------        ------

                                                            $1,530        $1,572
                                                            ======        ======


NOTE 8--DEBT

Short term borrowings consist of the following (In Thousands):

                                                                         December 31,
                                                                       ---------------
                                                                        1996     1995
                                                                       ------   ------
Trade receivables discounted (with a Spanish financial institution),
with recourse, effective interest rate on the note is 11.6%            $  804   $  705

Revolving line of credit (with a Spanish financial institution),
interest rate 8.5%                                                        154     --

Revolving line of credit (with a French financial institution),
interest rate 7.5%                                                       --        380

Other                                                                      56      112
                                                                       ------   ------

    Total short term borrowings                                        $1,014   $1,197
                                                                       ======   ======

Long-term debt consists the following (In Thousands):

                                                                          December 31,
                                                                       ------------------
                                                                         1996       1995
                                                                       -------    -------
Debentures, maturing February 13, 2006, stated rate of interest
12% (net of $1,753 discount)                                           $ 5,147       --

Promissory notes (issued in a private placement), matured February
1996, stated rate of interest 12% (net of $175 discount)                  --      $   545

Promissory notes (issued in a private placement), matured February
1996, stated rate of interest of 12% (net of $241 discount)               --          809

Capitalized lease obligations, relating to various equipment used by
the Company                                                                 22          2
                                                                       -------    -------

                                                                         5,169      1,356

Less current portion                                                        (5)        (2)
                                                                       -------    -------

     Total long term debt                                              $ 5,164    $ 1,354
                                                                       =======    =======


---------------

The weighted average stated interest rate on borrowings outstanding at December 31, 1996 and 1995 was 11.7% and 12.2% respectively.

The Company has a $154,000 revolving line of credit with a Spanish financial institution. At December 31, 1996, advances outstanding under the line of credit were approximately $154,000. The interest rate at December 31, 1996 was 8.5% and is payable quarterly.

The Company has a $1,000,000 revolving line of credit with a French financial institution, which is collateralized by trade receivables. At December 31, 1996, there were no advances outstanding under the line of credit. The interest rate at December 31, 1995 was 7.5%, and is payable quarterly.

In October 1995, the Company conducted two private placements of its securities. In the first placement, the Company sold to certain purchasers, for an aggregate purchase price of $720,000, 120,000 shares of the Company's Common Stock and 12% promissory notes in the aggregate principal amount of $720,000 (the "A Notes") which became payable in full upon the earlier of July 31, 1996 or the closing of a public offering of the Company's securities (a "Public Offering"). The A Notes were subject to mandatory conversion at a conversion price of $3.00 per share if no Public Offering was completed by July 31, 1996. The purchase price was allocated between the A Notes and the shares of the Company's Common Stock based upon the relative fair values of these securities on the date of issuance. Such allocation resulted in recording a discount on the A Notes of approximately $250,000. The effective interest rate on the A Notes was 83%. The A Notes were paid in full in February 1996, upon the completion of the Public Offering (see
Note 14). As a result of refinancing the A Notes with long term debt, the A Notes were classified as long term debt on the Consolidated Balance Sheet as of December 31, 1995.

In the second placement, the Company sold to certain purchasers for an aggregate purchase price of $1,050,000, 131,250 shares of Common Stock and 12% promissory notes in the aggregate principal amount of $1,050,000 (the "B Notes") which became payable in full upon the earlier of September 30, 1996 or the completion of a Public Offering. The B Notes were subject to mandatory conversion, at a conversion price equal to the average closing price for the Common Stock quoted on the American Stock Exchange for the five trading days immediately preceding September 30, 1996. The purchase price was allocated between the B Notes and the shares of the Company's Common Stock based upon the relative fair values of these securities on the date of issuance. Such allocation resulted in recording a discount on the B Notes of approximately $294,000. The effective interest rate on the B Notes was 75%. The B Notes were paid in full in February 1996, upon the completion of the Public Offering (see Note 14). As a result of refinancing the B Notes with long term debt, the B Notes were classified as long term debt on the Consolidated Balance Sheet as of December 31, 1995.

In February 1996, the Company completed a Public Offering of its securities, whereby an aggregate of 6,900 Units were sold. Each Unit consisted of One Thousand Dollars ($1,000) Principal Amount 12% Convertible Senior Subordinated Debenture due February 13, 2006 and 1,000 Class A Redeemable Warrants, each to purchase one share of Common Stock and one Class B Redeemable Warrant. Two Class B Redeemable Warrants entitle a holder to purchase one share of Common Stock. Interest on the Debentures is payable quarterly.

On May 29, 1996, the Debentures and Class A Redeemable Warrants began trading separately. The characteristics of the Debentures and Class A Redeemable Warrants are consistent with their description as components of the Units.

The Debentures are convertible prior to maturity, unless previously redeemed, at any time into shares of Common Stock at a conversion price per share of $2.50.

Gross and net proceeds (after deducting underwriting commissions and the other expenses of the offering), were approximately $6,900,000 and $5,700,000, respectively. Approximately $1,770,000 of the net proceeds were used to retire the principal balance of debt incurred in 1995 private placements (See Note 14). The balance of the net proceeds, approximately $4,000,000, are being used for working capital needs.

Of the Unit purchase price of $1,000, for financial reporting purposes, the consideration allocated to the Debenture is $722, to the conversion discount feature of the Debenture is $224 and to the 1,000 Class A Warrants is $54. None of the Unit purchase price is allocated to the Class B Warrants. Such allocation is based upon the relative fair values of each security on the date of issuance. Such allocation resulted in recording a discount on the Debentures of approximately $1,900,000. The original issue discount and the costs related to the issuance of the Debentures are being amortized to interest expense using the effective interest method over the lives of the related Debentures. The effective interest rate on the Debentures is 18.1%.


NOTE 9--REDEEMABLE PREFERRED STOCK

During 1991, the Company issued 290,000 shares of $1 par value Series A Convertible Exchangeable Preferred Stock (the "Series A Preferred Stock") and 340,000 shares of $1 par value Series B Convertible Exchangeable Preferred Stock (the "Series B Preferred Stock") at $25 per share. The issuance of these shares provided aggregate proceeds to the Company of $15,750,000. Since the Preferred Stock meets the definition of Mandatorily Redeemable Preferred Stock, it has been excluded from the Common Stockholders' Equity section of the Consolidated Balance Sheets. As of December 31, 1996 and 1995, 230,000 of the Series A Preferred Stock had been converted into 51,200 shares of Common Stock and all 340,000 shares of the Series B Preferred Stock had been converted into 56,100 shares of Common Stock.

The shares of Series A and B Preferred Stock were convertible at the option of the holders into Common Stock at any time prior to the close of business on the date fixed for redemption or exchange, at an initial conversion price for the Series A Preferred Stock of $115.00 per share (at an initial conversion rate of approximately .21739 shares of Common Stock for each share of Series A Preferred Stock) and for the Series B Preferred Stock of $160.00 per share (at an initial conversion rate of .15625 shares of Common Stock for each share of Series B Preferred Stock). The conversion rates were adjusted by the Company, in lieu of paying cumulative dividends of 9% per annum to .3088 and .1703 for the Series A and B Preferred Stock, respectively. The dividend payment date for Series A Preferred Stock is October 15. The Series A Preferred Stock has a liquidation preference equal to $25.00 per share, plus accrued and unpaid dividends up to the liquidation date. The Series A Preferred Stock is redeemable for cash at the option of the Company. The Series A Preferred Stock is also redeemable for cash at the option of the holder upon certain major stock acquisitions or business combinations at $25.00 per share, plus accrued and unpaid dividends through the redemption dates. The holders of Preferred Stock have no voting rights except as required by applicable law and except that if the equivalent of two full annual cash dividends shall be accrued and unpaid, the holders of the Series A Preferred Stock shall have the right, as a class, to elect two additional members of the Company's Board of Directors. As of the date hereof, the holders of the Series A Preferred Stock have not exercised their right to elect such directors.

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

                                                              Series A
                                                       ------------------------
                                                       SHARES           AMOUNTS
                                                       -------          -------

Balance at December 31, 1994                                70          $ 2,256

     Converted to Common Stock                             (10)            (340)

     Accrual of 9% dividends                              --                152
                                                       -------          -------

Balance at December 31, 1995                                60            2,068

     Accrual of 9% dividends                              --                135
                                                       -------          -------

Balance at December 31, 1996                                60          $ 2,203
                                                       =======          =======


NOTE 10--COMMON STOCKHOLDERS' EQUITY

At December 31, 1996 the Company had the following Common Stock reserved for issuances under various plans and agreements: (In Thousands)

                                                        COMMON SHARES
                                                        -------------

For exercise of stock purchase warrants                    12,039

For conversion of debentures                                2,988

For exercise of stock options                               1,860

For other                                                      47
                                                           ------
                                                           16,934
                                                           ======


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


STOCK PURCHASE WARRANTS

At December 31, 1996, stock purchase warrants to purchase an aggregate of 8,304,000 shares of Common Stock were outstanding, which were exercisable at prices ranging from $2.50 to $120.00 per share, of which 626,000 warrants have an exercise price of $2.50 per share and 7,470,000 warrants have an exercise price of $3.00 per share. The warrants expire through

December 2004. During the year ended December 31, 1996, the Company issued stock purchase warrants to purchase an aggregate of 7,845,000 shares of the Company's Common Stock, all of which were granted at exercise prices which were equal to or greater than the market price of the Company's Common Stock on the dates of grant. The Company issued 7,470,000 warrants in connection with a public offering of its securities. During the year ended December 31, 1996, no stock purchase warrants were converted into shares of the Company's Common Stock. During the year ended December 31, 1995, stock purchase warrants were converted into 90,000 shares of the Company's Common Stock at $2.50 per share. Such conversions yielded net proceeds of $214,000 to the Company in the year ended December 31, 1995. During the year ended December 31, 1994, stock purchase warrants were converted into 2,500 shares of the Company's Common Stock at $13.75 per share. Such conversions yielded net proceeds of $34,000 to the Company in the year ended December 31, 1994.

In addition, the Company has granted warrants outside of the Plans in connection with private placements of its securities and as consideration for various services. These warrants have been granted for terms not exceeding ten years from the date of grant. The table below summarizes warrant activity for the years ended December 31, 1994, 1995 and 1996.

(IN THOUSANDS EXCEPT PER SHARE DATA)

                                           NUMBER OF                PRICE
                                         COMMON SHARES            PER SHARE
                                         -------------            ---------

Outstanding at December 31, 1993              156

 Granted                                      325              $2.50 - $20.00

 Exercised                                     (2)             $13.75
                                           ------

Outstanding at December 31, 1994              479

 Granted                                      176              $2.50 - $7.50

 Exercised                                    (90)             $2.50

 Canceled                                     (18)             $5.00 - $20.00
                                           ------

Outstanding at December 31, 1995              547

 Granted                                    7,845              $2.50 - $3.00

 Canceled                                     (88)             $5.00 - $120.00
                                           ------

Outstanding at December 31, 1996            8,304
                                           ======

COMMON STOCK TRANSACTIONS

During the year ended December 31, 1996, the Company issued 14,000 shares of Common Stock as payment for consulting services and awarded 1,000 shares of Common Stock to Directors as compensation.

During the year ended December 31, 1995, the Company issued 846,000 shares of Common Stock and 12% promissory notes in the aggregate principal amount of $1,770,000 in private placement transactions, with total net proceeds of $1,583,000, which were allocated between the notes and the Common Stock based upon the relative fair values of each on the dates of issuance. Also 10,000 shares of the Company's Series A Preferred Stock were converted into 3,100 shares of Common Stock at the conversion price of $110.00 per share. The Company also issued 800 shares of Common Stock to Directors as compensation during the year ended December 31, 1995.

During the year ended December 31, 1994, the Company issued 846,000 shares of Common Stock in private placement transactions, with total net proceeds of $4,944,000 ($1,596,000 of such proceeds were recorded as stock subscriptions receivable in the Common Stockholders' Equity section of the Consolidated Balance Sheets). Also, 4,000 shares of the Company's Series A Preferred Stock were converted into 1,100 shares of Common Stock at the conversion price of $115.00 per share. The Company also awarded 7,000 shares of Common Stock to Directors as compensation and settled litigation with shareholders of the Company by issuing to them an aggregate of 70,200 shares of Common Stock in the year ended December 31, 1994.


STOCK SUBSCRIPTIONS RECEIVABLE

Stock subscriptions receivable at December 31, 1996 and 1995 relate to a subscription agreement whereby the subscriber has entered into a subscription agreement with the Company and delivered promissory notes for the purchase of the shares. The shares have been issued in the name of the individual but were pledged to the Company to secure payment for such shares under the promissory notes. The shares are released from the pledge as they are paid for. Under the terms of the subscription agreement and the related promissory note, the purchase price for the stock is set at the closing price for the Company's Common Stock on the date that the subscriber makes the payment for shares to be delivered and payment is made to the Company under the promissory notes. The stock subscription receivable and additional paid in capital were reduced by $351,000 during the year ended December 31, 1995 to reflect the current trading price for the Company's Common Stock.

STOCK OPTION PLANS

The Company has in effect Stock Option Plans (the "Plans"), pursuant to which directors, officers, and employees of the Company who contribute materially to the success and profitability of the Company are eligible to receive grants of options for the Company's

Common Stock. An aggregate of 1,860,000 shares of Common Stock have been reserved for issuance under the Plans, of which 218,000 are outstanding under the 1991 and 1994 Plans and 1,500,000 are outstanding under the Executive Plan as of December 31, 1996. Options may be granted for terms not exceeding ten years from the date of grant except for stock options which are granted to persons owning more than 10% of the total combined voting power of all classes of stock of the Company. For these individuals, options may be granted for terms not exceeding five years from the date of grant. Options may not be granted at a price which is less than 100% of the fair market value on the date the options are granted (110% in the case of persons owning more than 10% of the total combined voting power of the Company). Holders of stock options exercised no options during the years ended December 31, 1996 or 1995.

Had the compensation cost for the Company's Plans been determined based on the fair value at the grant dates for awards under the Plans, consistent with the method of FAS 123, the Company's net loss and loss per common share on a pro forma basis would have been (in thousands, except per share data):

                                                         For the Year Ended
                                                            December 31,
                                                  ------------------------------
                                                       1996            1995
                                                       ----            ----

Net loss                                           ($  6,354)      ($  2,727)

Net loss per common share                          ($   1.95)      ($   0.96)


The preceding pro forma results were calculated using the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 1996 and 1995, respectively: (1) risk-free interest rates of 6.5% and 6.4%; (2) dividend yield of 0.0% and 0.0%; (3) expected lives of 10 and 10 years; and (4) volatility of 88.1% and 85.0%. Results may vary depending on the assumptions applied within the model. The effects of application of FAS 123 are not likely to be representative of the effects on net income or loss for future years because options vest over several years and generally additional awards are made each year.

In addition, the Company has granted options outside of the Plans in connection with private placements of its securities and as consideration for various services. These options have been granted for terms not exceeding ten years from the date of grant. The table below summarizes activity in the Company's Plans for the years ended December 31, 1994, 1995 and 1996.

(IN THOUSANDS EXCEPT PER SHARE DATA)
                                                 NUMBER OF     WEIGHTED AVERAGE
                                               COMMON SHARES    EXERCISE PRICE
                                               -------------    --------------

Outstanding at December 31, 1993                     140          $   70.11

     Granted                                          34          $    6.89

     Canceled                                        (10)         $   64.93
                                                  ------

Outstanding at December 31, 1994                     164          $   54.71

     Granted                                         123          $    3.75

     Canceled                                        (74)         $   31.94
                                                  ------

Outstanding at December 31, 1995                     213          $   33.04

     Granted                                       1,525          $    3.74

     Canceled                                        (20)         $   83.71
                                                  ------

Outstanding at December 31, 1996                   1,718          $    6.39
                                                  ======


Options and warrants outstanding include 8,304,000 warrants, all of which are exercisable, and 1,718,000 options, of which 636,000 are vested and exercisable at December 31, 1996.

NOTE 11--PROVISION FOR INCOME TAXES

The Company adopted FAS 109, "Accounting for Income Taxes" effective January 1, 1993, and began recognizing income tax benefits for net operating loss carryforwards, credit carryforwards and certain temporary differences for which tax benefits have not previously been recorded. As a result of the adoption of FAS 109, the Company has recognized a deferred tax asset of approximately $21,000,000 as of December 31, 1996; however, the Company has established a valuation allowance equal to the full amount of the deferred tax asset, as future operating profits cannot be assured. The Company expects to recognize the benefit of the asset when financial reporting and taxable income is generated.

At December 31, 1996, the Company has net operating loss (the "NOL") carryforwards of approximately $38,000,000 available to offset future U.S. taxable income. The Company calculates that its use of the NOL may be limited to approximately $3,000,000 each year as a result of stock, option and warrant issuances during prior fiscal years resulting in an ownership change of more than 50% of the Company's outstanding equity. Additionally, approximately $1,800,000 of the NOL generated in 1995 available to offset future U.S. taxable income will be limited to approximately $300,000 per year over the next six years due to the change in tax year end during 1995. If not offset against future taxable income, the NOL carryforwards will expire in tax years 1997 through 2011.

In addition, Chimos and Laboratorios Belmac have NOL carryforwards of approximately $13,300,000 and $2,700,000 available to offset future taxable income for income tax purposes in France and Spain, respectively. If not offset against taxable income, the NOL carryforwards will expire in various years ending 2001.

NOTE 12--BUSINESS SEGMENT INFORMATION ON FOREIGN OPERATIONS

The following is a summary of the results of operations and identifiable assets of the Company's wholly-owned foreign subsidiaries as of and for the years ended December 31, 1996, 1995 and 1994, respectively.

                                                 (IN THOUSANDS)
                                           YEAR ENDED DECEMBER 31, 1996
                              --------------------------------------------------
                                FRANCE       SPAIN        U.S.      CONSOLIDATED
                              --------     --------     --------    ------------

Revenue                       $ 11,625     $ 11,299     $    209      $ 23,133

Net income (loss)             $    178     $    722     $ (3,819)     $ (2,919)

Identifiable assets           $  5,322     $  7,887     $  3,349      $ 16,558


                                                 (IN THOUSANDS)
                                           YEAR ENDED DECEMBER 31, 1995
                              --------------------------------------------------
                                FRANCE       SPAIN        U.S.      CONSOLIDATED
                              --------     --------     --------    ------------

Revenue                       $ 24,452     $  6,736     $    249      $ 31,437

Net income (loss)             $  1,268     $   (313)    $ (3,281)     $ (2,326)

Identifiable assets           $  7,100     $  6,829     $  2,361      $ 16,290


                                                 (IN THOUSANDS)
                                           YEAR ENDED DECEMBER 31, 1994
                              --------------------------------------------------
                                FRANCE       SPAIN        U.S.      CONSOLIDATED
                              --------     --------     --------    ------------

Revenue                       $ 20,257     $  6,569     $    184      $ 27,010

Net income (loss)             $    595     $   (405)    $ (3,768)     $ (3,578)

Identifiable assets           $  6,476     $  7,833     $  2,023      $ 16,332


Total liabilities attributable to foreign operations were $4,472,000, $5,607,000 and $8,428,000 at December 31, 1996, 1995 and 1994, respectively. There were no dividends from foreign subsidiaries, and net foreign currency gains (losses) reflected in results of operations for the years ended December 31, 1996, 1995 and 1994 were approximately ($1,000), $3,000 and $66,000, respectively. Sales in France for the years ended December 31, 1996, 1995 and 1994 include approximately $2,200,000, $7,300,000 and $8,000,000, respectively, to Pharmacie Centrale des Hopitaux.

NOTE 13-COMMITMENTS AND CONTINGENCIES

The Company is currently engaged in negotiations with a subsidiary of a large European conglomerate to sell its French subsidiary, Chimos. The transaction is expected to be finalized early in the second quarter of 1997. As no definitive agreement has been signed, there can be no assurance that such sale will be consumated. Sales generated by Chimos began to decline in the second quarter of 1996 due to the expiration of a distribution agreement for the product Ceredase. Since the expiration of this distribution agreement, Chimos has been generating revenues at the rate of approximately $5.5 million per annum. As a result of estimating the proceeds from the proposed sale of Chimos, the Company reviewed, for impairment, the recoverable value of the carrying amount of long-lived assets and intangibles. Based upon this review the Company charged to operations, a provision for goodwill impairment, representing the remaining unamortized Chimos goodwill of approximately $340,000, at December 31, 1996.

On July 15, 1993, Michael M. Harshbarger was discharged for cause from the Company as President and Chief Executive Officer. At the time of his discharge, Harshbarger owed the Company approximately $121,000 as a result of expenses of a personal nature which he charged to the Company's accounts and removal of corporate assets for personal use. Harshbarger has sued the Company for wrongful termination, seeking damages in excess of $1,400,000 and the Company has countersued for wrongful conversion and civil theft, fraud and deceit, and breach of contract, in an effort to recover the amounts owed by Harshbarger. The Company amended its counterclaim against Harshbarger for breach of fiduciary duty and is seeking damages in excess of $1,000,000. Harshbarger attempted to use the Americans with Disabilities Act (the "ADA") as a defense to the Company's counterclaim; however, the judge ruled in favor of the Company's recent motion to strike Harshbarger's ADA defense. Harshbarger's counsel then filed a motion to withdraw from the case citing irreconcilable differences. The judge granted this motion on March 21, 1997. In the opinion of current management, the amounts will have no material effect on the financial position or results of operations of the Company.

Belmac Hygiene, Inc. ("Hygiene"), a subsidiary of the Company, filed an action on December 9, 1994 in the United States District Court for the Southern District of New York against Medstar, Inc. ("Medstar"), Maximed, Inc. ("Maximed") and Robert S. Cohen. The defendants are Hygiene's partners (or such partner's control persons) in the Company's partnership with Maximed (the "Partnership"), which was formed for the development and ultimate sale of Maximed's intra-vaginal controlled release products. The action sought (i) to enjoin the defendants from interfering with the management of the Partnership by Hygiene's representatives, and (ii) to recover damages as a result of defendants' misrepresentations and breach of warranty in the Partnership agreement. The defendants filed a counterclaim against Hygiene. Medstar also filed a separate action on May 4, 1995 in the United States District Court for the Southern District of New York against the Company alleging that Hygiene failed to fund the Partnership and seeking $10,000,000 from the Company pursuant to its guaranty of Hygiene's obligations. The issues were tried, without a jury, on August 21 through 23, 1995. Thereafter, post-trial briefs and proposed findings of fact and conclusions of law were submitted, and argument was heard on October 25, 1995. On January 12, 1996, the Court ruled that the Company's reliance on defendants' misrepresentation was not justified and that the Company had performed its obligations under the Partnership agreement. Accordingly, the Court rendered its decision dismissing all claims and counter-claims asserted by the parties. On September 25, 1996, the Company filed an appeal in the United States Court of Appeals for the Second Circuit. Oral argument was heard on February 26, 1997 and a decision is expected within the next few months.

The Company has determined that it is exposed to certain contingencies with respect to its operations in Spain totaling approximately $175,000 and has accrued $113,000 for such contingencies that are considered probable and included such amount in other non-current liabilities as of December 31, 1996.

The Company is also obligated to pay royalties on sales of the drug Alphanon(R) (See Note 6).

An agreement entered into between the Company and Jean-Francois Rossignol, its former Chairman and Chief Executive Officer, in August 1993, entitled the company to receive aggregate payments of $360,000 upon the commercialization of a certain drug. The Company received $160,000 of such amount in December 1995 and the remaining $200,000 in 1996. The Company recorded the entire $360,000 as other income in the year ended December 31, 1995.

On November 30, 1992, Marc S. Ayers resigned as Chief Financial Officer of the Company and effective December 17, 1992, resigned as a member of the Board of Directors. At December 31, 1994 Ayers owed the Company $412,000 plus $121,000 accrued interest under two stock subscription notes receivable, both of which had matured and remained unpaid. Ayers sued the Company alleging breach of contract and the Company countersued Ayers. This matter was tried in 1994 and a jury verdict rendered on August 18, 1994, found in favor of Ayers on one issue and in favor of the Company on another issue. The judge ordered a new trial on all issues and no judgement was entered in the case. After a jury trial in May 1995, the jury found no binding contract was made between the Company and Ayers while awarding Ayers a recovery of approximately $27,000 for consulting services rendered and cancellation of the promissory notes and interest thereon. The cancellation of the promissory notes and related interest has been included in other income/expense, net, for the year ended December 31, 1995.

The Company leases certain of its assets under noncancellable operating leases. Total charges to operations under operating leases were approximately $448,000, $493,000 and $360,000, for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum lease payments under operating leases are as follows:

                                 (IN THOUSANDS)
                            YEAR ENDING DECEMBER 31,
                           --------------------------

                           1997                  $375
                           1998                   315
                           1999                   185
                           2000                    92
                           2001 and thereafter     --

NOTE 14-EXTRA-ORDINARY ITEM

The Company recorded an extra-ordinary charge of $446,000, or $.13 per common share, in February 1996 upon the extinguishment of debt that it had incurred in its October 1995 private placements, representing unamortized discount and issuance costs at the date of repayment (see Note 8).

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Bentley Pharmaceuticals, Inc.
Tampa, Florida

We have audited the consolidated financial statements of Bentley Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated March 27, 1997; such consolidated financial statements and report are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Tampa, Florida
March 27, 1997

                          BENTLEY PHARMACEUTICALS, INC.

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


               Column A                      Column B              Column C               Column D        Column E
     ------------------------------       --------------  --------------------------   -------------    -----------
                                                                  Additions
                                                          --------------------------
                                            Balance at    Charged to     Charged to
                                           beginning of   costs  and   other accounts-   Deductions-     Balance at
          Description                         period       expenses      describe(a)      describe     end of period
          -----------                       ----------    ----------     -----------     -----------   -------------
Drug licenses and related costs:

For the year ended December 31, 1996         $406,000      $119,000      ($28,000)             --        $497,000

For the year ended December 31, 1995          291,000        88,000        27,000              --         406,000

For the year ended December 31, 1994          247,000       102,000          --         $58,000 (b)       291,000


Goodwill:

For the year ended December 31, 1996          186,000      378,000 (c)       --                --         564,000

For the year ended December 31, 1995          148,000        38,000          --                --         186,000

For the year ended December 31, 1994          108,000        40,000          --                --         148,000


Reserve for inventory obsolescence:

For the year ended December 31, 1996          819,000       136,000          --         128,000 (d)       827,000

For the year ended December 31, 1995          248,000       571,000          --                --         819,000

For the year ended December 31, 1994                0       248,000          --                --         248,000


------------------------
(a)  Effect of exchange rate fluctuation.

(b) Due to the Registrant's sale of its Spanish marketing rights to Belmacina(R), the drug license and related accumulated amortization of approximately $81,000 were removed from the accounts and includes the effect of exchange rate fluctuation.

(c) Includes approximately $340,000 of unamoritized goodwill related to the Registrant's French subsidiary that Management has determined may not be recovered via the proposed sale of its French subsidiary.

(d)  Represents reduction of inventory which has been fully reserved.