Form 10-Q
period 1997-03-31
BENTLEY PHARMACEUTICALS INC
filed 1997-05-16
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X    QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


Commission File Number  1-10581
                        -------

                                BENTLEY PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           FLORIDA                                           No. 59-1513162
           -------                                           --------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

4830 W. Kennedy Blvd., Suite 548, Tampa, FL                       33609
-------------------------------------------                       -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (813) 286-4401
                                                              ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X               NO ____


The number of shares of the Registrant's common stock outstanding as of May 14, 1997 was 3,348,195.

                          BENTLEY PHARMACEUTICALS, INC.
                          -----------------------------
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997
                 ----------------------------------------------
                                      INDEX
                                      -----



Part I.     FINANCIAL INFORMATION                                          PAGE
            ---------------------                                          ----


   Item 1.   Consolidated Financial Statements:

             Consolidated Balance Sheets as of March 31, 1997
                         (unaudited) and December 31, 1996                    3

             Consolidated Statements of Operations (unaudited)
                         for the three months ended March 31, 1997
                         and 1996                                             4

             Consolidated Statement of Changes in Common
                         Stockholders' Equity (unaudited) for the
                         three months ended March 31, 1997                    5

             Consolidated Statements of Cash Flows
                         (unaudited) for the three months ended
                         March 31, 1997 and 1996                              6

             Notes to Consolidated Financial Statements (unaudited)           8


   Item 2.   Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                         11


Part II.    OTHER INFORMATION                                                15
            -----------------


                          BENTLEY PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
(In thousands, except per share data)                               March 31,        December 31,
                                                                       1997               1996
                                                                       ----               ----

ASSETS
------
Current assets:
 Cash and cash equivalents                                             $3,501           $4,425
 Investments available for sale                                           166              166
 Receivables                                                            3,128            3,632
 Inventories                                                              811              945
 Prepaid expenses and other                                               552              644
                                                                      --------         --------
  Total current assets                                                  8,158            9,812
                                                                      --------         --------
Fixed assets, net                                                       3,220            3,544
Drug licenses and related costs, net                                    1,308            1,475
Other non-current assets, net                                           1,699            1,727
                                                                      --------         --------
                                                                      $14,385          $16,558
                                                                      ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                                      $2,258           $2,998
 Accrued expenses                                                       1,366            1,530
 Short term borrowings                                                  1,056            1,014
 Current portion of long term debt                                          5                5
                                                                      --------         --------
  Total current liabilities                                             4,685            5,547
                                                                      --------         --------
Long term debt, net                                                     5,211            5,164
                                                                      --------         --------
Other non-current liabilities                                             317              349
                                                                      --------         --------
Commitments and contingencies

Redeemable preferred stock, $1.00 par value,
 authorized 2,000 shares:
  Series A, issued and outstanding, 60 shares                           2,237            2,203
                                                                      --------         --------
Common Stockholders' Equity
 Common stock, $.02 par value, authorized 35,000 shares,
  issued and outstanding, 3,348 and 3,345 shares                           67               67
 Stock purchase warrants (to purchase 8,298 and 8,304
  shares of common stock)                                                 435              435
 Paid-in capital in excess of par value                                71,118           71,146
 Stock subscriptions receivable                                          (105)            (105)
 Accumulated deficit                                                  (67,993)         (67,167)
 Cumulative foreign currency translation adjustment                    (1,587)          (1,081)
                                                                      --------         --------

                                                                        1,935            3,295
                                                                      --------         --------

                                                                      $14,385          $16,558
                                                                      ========         ========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

(In thousands, except per share data)                       For the Three
                                                            Months Ended
                                                              March 31,
                                                              ---------
                                                        1997             1996
                                                        ----             ----

Sales                                                  $4,078           $9,698

Cost of sales                                           2,288            7,636
                                                       -------          -------

Gross margin                                            1,790            2,062


Operating expenses:

 Selling, general and administrative                    1,904            1,900

 Research and development                                  66               18

 Depreciation and amortization                             84              134
                                                       -------          -------
  Total operating expenses                              2,054            2,052
                                                       -------          -------
(Loss) income from operations                            (264)              10

Other (income) expenses:

 Interest expense                                         320              243

 Interest income                                          (17)              (9)

 Provision for unrealized exchange loss                   243                -

 Other (income) expense, net                               16                9
                                                       -------          -------
Loss before extrordinary item                            (826)            (233)

Extraordinary item - extinguishment of debt                 -              446
                                                       -------          -------
Net loss                                                ($826)           ($679)
                                                       =======          =======

Loss per common share before extraordinary item        ($0.26)          ($0.08)

Extraordinary item - extinguishment of debt                 -            (0.13)
                                                       -------          -------
Net loss per common share                              ($0.26)          ($0.21)
                                                       =======          =======
Weighted average common shares outstanding              3,346            3,330
                                                       =======          =======




           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                   (unaudited)

(In thousands, except per share data)
                                                     $.02 Par Value         Additional                       Other
                                                      Common Stock           Paid-In       Accumulated      Equity
                                                    Shares      Amount       Capital         Deficit       Transactions      Total
                                                    ------      ------       -------         -------       ------------      -----

Balance at December 31, 1996                        3,345         $67         $71,146        ($67,167)       ($751)         $3,295

Common stock issued as compensation                   1            -             2               -              -              2

Conversion of stock purchase options                  2            -             4               -              -              4

Accrual of dividends-preferred stock                  -            -           (34)              -              -            (34)

Foreign currency translation adjustment               -            -             -               -            (506)          (506)

Net loss                                              -            -             -             (826)            -            (826)
                                                    -----        -----        -------         -------        ------          -----
Balance at March 31, 1997                           3,348         $67         $71,118        ($67,993)      ($1,257)        $1,935
                                                    =====        =====        =======        =========      ========        ======


















           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           For the Three
                                                                            Months Ended
                                                                              March 31,
                                                                              ---------
(In thousands)                                                          1997                1996
                                                                        ----                ----
Cash flows from operating activities:

 Loss before extraordinary item                                        ($826)              ($233)

 Adjustments to reconcile loss before extraordinary item

 to net cash used in operating activities:

 Depreciation and amortization                                            84                 134

 Extraordinary item - extinguishment of debt                               -                (446)

 Other non-cash items                                                    324                 597

 (Increase) decrease in assets and

   increase (decrease) in liabilities:

   Receivables                                                           223              (2,007)

   Inventories                                                            58                  55

   Prepaid expenses and other current assets                              41                 (36)

   Other assets                                                           (2)                (43)

   Accounts payable and accrued expenses                                (617)                480

   Other liabilities                                                      (2)               (333)
                                                                        -----             -------
    Net cash used in operating activities                               (717)             (1,832)
                                                                        -----             -------
Cash flows from investing activities:

 Proceeds from sale of investments                                         -                 160

 Purchase of investments                                                   -              (2,629)

 Net change in fixed assets                                              (37)                 14

 Acquisition of Spanish drug license                                     (40)                  -
                                                                        -----             -------
    Net cash used in investing activities                                (77)             (2,455)
                                                                        -----             -------



            The accompanying Notes to Consolidated  Financial  Statements are an
                integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                   (unaudited)
(In thousands)

                                                                     For the Three
                                                                      Months Ended
                                                                       March 31,
                                                                  ------------------
                                                                    1997       1996
                                                                  -------    -------

Cash flows from financing activities:

 Net increase in short term borrowings                            $   143    $   395

 Proceeds from public offering of units                              --        6,900

 Offering costs                                                      --       (1,156)

 Proceeds from exercise of stock options, net                           5       --

 Repayments of long term debt                                        --       (1,770)

 Payments on capital leases                                            (1)        (8)
                                                                  -------    -------
    Net cash provided by financing activities                         147      4,361
                                                                  -------    -------
Effect of exchange rate changes on cash                              (277)        (6)
                                                                  -------    -------
Net (decrease) increase in cash and cash equivalents                 (924)        80

Cash and cash equivalents at beginning of period                    4,425      1,120
                                                                  -------    -------
Cash and cash equivalents at end of period                        $ 3,501    $ 1,200
                                                                  =======    =======


Supplemental  Disclosures of Cash Flow  Information
The Company paid cash during the period for (in thousands):

 Interest                                                         $   233    $   167
                                                                  =======    =======
 Taxes                                                            $    12    $  --
                                                                  =======    =======
Supplemental Disclosures of Non-Cash Financing Activities
The Company has issued Common Stock in exchange for services as follows (in thousands):

 Shares issued                                                          1       --
                                                                  =======    =======
 Amount                                                           $     2       --
                                                                  =======    =======










           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
                                        7

                          BENTLEY PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:


The consolidated financial statements of Bentley Pharmaceuticals, Inc. (the "Registrant"), at March 31, 1997 and 1996 included herein, have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

The consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries: Bentley Healthcare Corporation (f/k/a Belmac Healthcare Corporation) and its wholly owned subsidiary - Belmac Hygiene, Inc., Belmac Health Corp., B.O.G. International Finance, Inc., Belmac Jamaica, Ltd., Chimos/LBF S.A. and its wholly owned subsidiary - Laboratorios Belmac S.A., and Belmac Holdings, Inc. and its wholly owned subsidiary - Belmac A.I., Inc. All significant intercompany balances have been eliminated in consolidation. The financial position and results of operations of the Registrant's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against Common Stockholders' Equity. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

The Registrant is currently engaged in negotiations with a subsidiary of a large European conglomerate to sell its French subsidiary, Chimos/LBF. The transaction is expected to be finalized in the second quarter of 1997. As no definitive agreement has been signed, there can be no assurance that such sale will be consummated. Sales generated by Chimos/LBF began to decline in the second quarter of 1996 due to the expiration of a distribution agreement for the product Ceredase. Since the expiration of this distribution agreement, Chimos/LBF has been generating revenues at the rate of approximately $5.5 million per annum. As a result of the proposed sale of Chimos/LBF, the
Registrant recorded a provision for unrealized exchange loss of $243,000 resulting from a fluctuation in the currency exchange rate used to translate the foreign currency financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements at March 31, 1997 and 1996 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1996 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Registrant's financial position as of March 31, 1997, the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 should not be considered indicative of the results to be expected for the year.

CASH AND CASH EQUIVALENTS/INVESTMENTS AVAILABLE FOR SALE:

The Registrant considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents for purposes of the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. Investments in securities which do not meet the definition of cash equivalents are classified as investments available for sale in the Consolidated Balance Sheets. Investments available for sale of $166,000 at March 31, 1997 are reported at approximate market value.

INVENTORIES:

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):


                                                      March 31,    December 31,
                                                         1997          1996
                                                        ------        -----

Raw materials                                           $ 413         $ 515

Work in process                                             -             -

Finished goods                                            671         1,257
                                                        -----         -----

                                                        1,084         1,772

Less: Allowance for slow moving or obsolete inventory   (273)         (827)
                                                        -----         -----

                                                        $ 811         $ 945
                                                        =====         =====


EXTRAORDINARY ITEM:

The Registrant recorded an extraordinary charge of $446,000, or $.13 per common share, in February 1996 upon the extinguishment of debt that it had incurred in its October 1995 private placements, representing unamortized discount and issuance costs at the date of repayment.


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

                          BENTLEY PHARMACEUTICALS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
----------------------

Three Months Ended March 31, 1997 versus Three Months Ended March 31, 1996
--------------------------------------------------------------------------


The Registrant reported revenues of $4,078,000 and a net loss of $826,000 or $.26 per common share for the three months ended March 31, 1997 compared to revenues of $9,698,000 and a net loss of $679,000 or $.21 per common share for the same period in the prior year.

The 58% decrease in revenues is primarily attributable to an 85% decrease in sales by the Registrant's French subsidiary, Chimos/LBF, to $1,095,000, which was partially offset by a 17% increase in sales by the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., to $2,915,000. As previously reported, revenues declined beginning in the second quarter of 1996, due to the March 31, 1996 expiration of its distribution agreement for the product Ceredase, which accounted for approximately 60% of the Registrant's revenues in 1995 and approximately 54% of its revenues in the quarter ended March 31, 1996. Ceredase gross margins, as a percent of sales, were approximately 5% during the quarter ended March 31, 1996; therefore, the impact on operating profits is not considered to be material. Overall gross margins for the quarter ended March 31, 1997 improved to 44%, compared to 21% in the comparable period of the prior year, primarily as a result of the higher proportion of sales from Laboratorios Belmac, whose sales generate significantly higher gross margins than those of Chimos/LBF, whose sales included the low-margin Ceredase sales. The Registrant's distribution operations in France, Chimos/LBF, generate relatively low gross margins (approximately 22% for the quarter ended March 31, 1997) compared to the Registrant's Spanish subsidiary, Laboratorios Belmac, which is experiencing substantially higher margins (approximately 52% for the quarter ended March 31, 1997).

Selling, general and administrative expenses remained relatively constant at $1,904,000, or 47% of sales, for the three months ended March 31, 1997 compared to $1,900,000, or 20% of sales, for the same period in the prior year. However, as a direct result of the decline in revenues, selling, general and administrative expenses as a percent of revenues increased during the quarter ended March 31, 1997, as compared to the same period in the prior year. A significant portion of these expenses are marketing and selling costs, which are necessary for the Registrant's plans to increase sales and market share in Spain. To the extent practical, however, the Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $66,000 for the quarter ended March 31, 1997 compared to $18,000 for the same period of the prior year. The research and development expenditures in the quarter ended March 31, 1997 were primarily related to bio-equivalency studies for exporting products from Spain to other countries. The minimal expenditures in research and development reflects the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures in the future in view of its limited resources.

Depreciation and  amortization  expenses were $84,000 for the three months ended
March 31, 1997, compared to $134,000 for the same period of the prior year, primarily due to (i) the December 31, 1996 provision for goodwill impairment which terminated future related amortization; and (ii) the disposal of certain fixed assets during the quarters ended June 30 and September 30, 1996 as a result of the Registrant's move to smaller, more cost effective office space.

Interest expense was $320,000 for the three months ended March 31, 1997 compared to $243,000 for the same period of the prior year. The $77,000 increase reflects interest expense arising primarily from the Debentures sold in the February 1996 Public Offering which were outstanding for the entire quarter ended March 31, 1997. Interest income was $17,000 for the three months ended March 31, 1997, compared to $9,000 for the same period of the prior year. The increase was with respect to interest earned on the proceeds of the Public Offering which have been temporarily invested in short-term interest bearing investments. As a result of the proposed sale of Chimos/LBF, the Registrant recorded a provision for unrealized exchange loss of $243,000 resulting from a fluctuation in the currency exchange rate used to translate the foreign currency financial statements.

The Registrant recorded an extraordinary charge of $446,000, or $.13 per common share, in February 1996 upon the extinguishment of debt that it had incurred in its October 1995 private placements, representing unamortized discount and issuance costs at the date of repayment.

The Registrant reported a loss from operations for the quarter ended March 31, 1997 of $264,000 compared to income from operations of $10,000 in the same period of the prior year primarily as a result of its decrease in sales, which was partially offset by improved gross margins and controlled operating expenses. The effect of combining non-operating items, primarily interest expense of $320,000, and the provision for unrealized exchange loss of $243,000 resulted in a net loss of $826,000, or $.26 per common share for the quarter ended March 31, 1997, compared to the loss in the comparable period of the prior year, of $679,000, or $.21 per common share, including the extraordinary charge of $446,000, or $.13 per common share related to extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Total assets decreased from $16,558,000 at December 31, 1996 to $14,385,000 at March 31, 1997, while Common Stockholders' Equity decreased from $3,295,000 at December 31, 1996 to $1,935,000 at March 31, 1997. The decrease in Common Stockholders' Equity reflects primarily the fluctuation in the exchange rates of European currencies compared to the U.S. Dollar and the loss incurred by the Registrant for the three months ended March 31, 1997.

The Registrant's working capital decreased from $4,265,000 at December 31, 1996 to $3,473,000 at March 31, 1997. The decrease in working capital is primarily attributable to the fluctuation of exchange rates and the loss incurred by the Registrant.

Cash and cash equivalents decreased from $4,425,000 at December 31, 1996 to $3,501,000 at March 31, 1997, primarily as a result of using cash for operational purposes. Included in cash and cash equivalents are approximately $2,614,000 of short-term investments considered to be cash equivalents.

Accounts receivable decreased from $3,632,000 at December 31, 1996 to $3,128,000 at March 31, 1997 partially due to exchange rate fluctuations. The Registrant has not experienced any material delinquent accounts. Inventories also decreased to $811,000 at March 31, 1997 compared to $945,000 at December 31, 1996, primarily due to the decline in sales by the French subsidiary and the corresponding reduction in inventory levels. Prepaid expenses and other current assets decreased from $644,000 at December 31, 1996 to $552,000 at March 31, 1997.

Although the combined total of accounts payable and accrued expenses decreased from $4,528,000 at December 31, 1996 to $3,624,000 at March 31, 1997 and short term borrowings increased slightly from $1,014,000 at December 31, 1996 to $1,056,000 at March 31, 1997, such balances are significantly reduced below their March 31, 1996 balances, as a result of application of cash collected from receivables during the twelve months ended March 31, 1997.

Fixed assets, net decreased from $3,544,000 at December 31, 1996 to $3,220,000 at March 31, 1997, due to recurring depreciation charges and a fluctuation in foreign currency exchange rates.

Drug licenses and related costs, net decreased from $1,475,000 at December 31, 1996 to $1,308,000 at March 31, 1997, due to recurring amortization charges and a fluctuation in foreign currency exchange rates.

Other non-current assets decreased from $1,727,000 at December 31, 1996 to $1,699,000 at March 31, 1997 and long term debt increased from $5,164,000 at December 31, 1996 to $5,211,000 at March 31, 1997, due primarily to amortization of issuance costs and accretion recorded on the Debentures issued in the February 1996 Public Offering.

Investing activities used net cash of $77,000 during the three months ended March 31, 1997. Financing activities for the three months ended March 31, 1997 provided net cash of $147,000 and operating activities for the three months ended March 31, 1997 used net cash of $717,000.

A substantial amount of the Registrant's business is conducted in France and Spain and is therefore influenced by the extent to which there are fluctuations in the dollar's value against such countries' currencies. The effect of foreign currency fluctuations on long lived assets for the three months ended March 31, 1997 was a decrease of $506,000 and the cumulative historical effect was a decrease of $1,587,000, as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. As a result of the proposed sale of Chimos/LBF, the Registrant recorded a provision for unrealized exchange loss of $243,000 resulting from a fluctuation in the currency exchange rate used to translate the foreign currency financial statements. Although exchange rates fluctuated significantly recently, the Registrant does not believe that the effect of foreign currency fluctuation is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. The Registrant relies primarily upon financing activities to fund the operations of the Registrant in the United States and has not transferred significant amounts into or out of the United States in the recent past. In the event that the Registrant is required to fund United States operations with funds generated in France or Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

Management expects that as a result of completing its financings in the last fiscal year, by carefully prioritizing research and development activities and continuing its austerity program, the Registrant should have sufficient liquidity to fund operations into 1998. The Registrant, however, continues to explore alternative sources for financing its business. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development and the sale of certain of the assets of, or one or more of, its subsidiaries. The Registrant is currently engaged in negotiations with a subsidiary of a large European conglomerate to sell its French subsidiary, Chimos/LBF. The transaction is expected to be finalized in the second quarter of 1997. As no definitive agreement has been signed, there can be no assurance that such sale will be consummated. Sales generated by Chimos/LBF began to decline in the second quarter of 1996 due to the expiration of a distribution agreement for the product Ceredase. Since the expiration of this distribution agreement, Chimos/LBF has been generating revenues at the rate of approximately $5.5 million per annum.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
------------------------------------------------------------------
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
-------------------------------------------------------

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Registrant, the occurrence of which involve certain risks and uncertainties that could cause the Registrant's actual results to differ materially from those expected by the Registrant, including the history of operating losses; uncertainty of future financial results; possible negative cash flow from operating activities; additional financing requirements; no assurance of successful and timely development of new products; risks inherent in pharmaceutical development; dependance on regulatory approvals; uncertainty of pharmaceutical pricing or profitability; unpredictability of patent protection; rapid technological change; competition; and other uncertainties detailed in the Registrant's Registration Statement on Form S-1 (SEC Commission file No. 33-65125) declared effective by the Securities and Exchange Commission on February 14, 1996 and any amendments thereto.

PART II. OTHER INFORMATION
         -----------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a)  Exhibits:

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter ended March 31, 1997:

          None.

          The Registrant has not filed any reports on Form 8-K subsequent to March 31, 1997.

All other items required in Part II have been previously filed or are not applicable for the quarter ended March 31, 1997.

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





                                 BENTLEY PHARMACEUTICALS, INC.
                                 -----------------------------
                                 Registrant





May 14, 1997         By:         /s/ James R. Murphy
                                 -------------------
                                 James R. Murphy
                                 Chairman, President and Chief Executive Officer
                                 (principal executive officer)




May 14, 1997         By:         /s/ Michael D. Price
                                 --------------------
                                 Michael D. Price
                                 Vice President, Chief Financial Officer,
                                 Treasurer and Secretary (principal financial
                                 and accounting officer)