Form 10-Q
period 1997-06-30
BENTLEY PHARMACEUTICALS INC
filed 1997-08-14
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to  _____________


Commission File Number  1-10581

                          BENTLEY PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           FLORIDA                                             No. 59-1513162
------------------------------                               -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

4830 W. Kennedy Blvd., Suite 548, Tampa, FL                        33609
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:           (813) 286-4401
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

YES   [X]               NO  [_]


The number of shares of the Registrant's common stock outstanding as of August 14, 1997 was 3,448,195.

                          BENTLEY PHARMACEUTICALS, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
                                      INDEX



Part I.  FINANCIAL INFORMATION                                              PAGE
         ---------------------                                              ----


         Item 1.   Consolidated Financial Statements:

                   Consolidated Balance Sheets as of June 30, 1997
                     (unaudited) and December 31, 1996                        3

                   Consolidated Statements of Operations (unaudited)
                     for the three months ended June 30, 1997 and 1996,
                     and the six months ended June 30, 1997 and 1996          4

                   Consolidated Statement of Changes in Common
                     Stockholders' Equity (unaudited) for the
                     six months ended June 30, 1997                           5

                   Consolidated Statements of Cash Flows
                     (unaudited) for the six months ended
                     June 30, 1997 and 1996                                   6

                   Notes to Consolidated Financial Statements (unaudited)     8


         Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                              11


Part II. OTHER INFORMATION                                                   18
         -----------------

                          BENTLEY PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                         (unaudited)
(In thousands, except per share data)                      June 30, December 31,
                                                             1997        1996
                                                           --------    --------
   ASSETS

Current assets:
 Cash and cash equivalents                                 $    509    $  4,425
 Investments available for sale                                --           166
 Receivables                                                  5,690       3,632
 Inventories                                                    764         945
 Prepaid expenses and other                                     899         644
                                                           --------    --------
  Total current assets                                        7,862       9,812
                                                           --------    --------

Fixed assets, net                                             3,033       3,544
Drug licenses and related costs, net                            761       1,475
Other non-current assets, net                                 1,711       1,727
                                                           --------    --------
                                                           $ 13,367    $ 16,558
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Accounts payable                                          $  2,181    $  2,998
 Accrued expenses                                             1,135       1,530
 Short term borrowings                                        1,330       1,014
 Current portion of long term debt                                5           5
                                                           --------    --------
  Total current liabilities                                   4,651       5,547
                                                           --------    --------

Long term debt, net                                           5,258       5,164
                                                           --------    --------

Other non-current liabilities                                   272         349
                                                           --------    --------

Commitments and contingencies

Redeemable preferred stock, $1.00 par value,
 authorized 2,000 shares:
 Series A, issued and outstanding, 60 shares                  2,271       2,203
                                                           --------    --------
Common Stockholders' Equity:

 Common stock, $.02 par value, authorized 35,000 shares
  issued and outstanding, 3,448 and 3,345 shares                 69          67

 Stock purchase warrants (to purchase 8,228 and 8,304
  shares of common stock)                                       285         435

 Paid-in capital in excess of par value                      71,479      71,146
 Stock subscriptions receivable                                (105)       (105)

 Accumulated deficit                                        (69,081)    (67,167)

 Cumulative foreign currency translation adjustment          (1,732)     (1,081)
                                                           --------    --------
                                                                915       3,295
                                                           --------    --------
                                                           $ 13,367    $ 16,558
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

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     For the Three             For the Six
(in thousands, except per share data)                 Months Ended             Months Ended
                                                        June 30,                 June 30,
                                                  --------------------    --------------------
                                                    1997        1996        1997        1996
                                                  --------    --------    --------    --------
Sales                                             $  4,309    $  4,678    $  8,387    $ 14,376

Cost of sales                                        2,440       2,894       4,728      10,530
                                                  --------    --------    --------    --------

 Gross margin                                        1,869       1,784       3,659       3,846
                                                  --------    --------    --------    --------

Operating expenses:

 Selling, general and administrative                 2,076       1,995       3,980       3,895

 Research and development                              110           8         176          26

 Depreciation and amoritization                         88         119         172         253
                                                  --------    --------    --------    --------

  Total operating expenses                           2,274       2,122       4,328       4,174
                                                  --------    --------    --------    --------

Loss from operations                                  (405)       (338)       (669)       (328)

Other (income) expenses:

 Interest expense                                      325         323         645         566

 Interest income                                        (3)        (36)        (20)        (45)

Loss on disposition of subsidiary                      348        --           591        --

 Other (income) expense, net                            13          71          29          80
                                                  --------    --------    --------    --------

Loss before extraordinary item                      (1,088)       (696)     (1,914)       (929)

Extradordinary item-extinguishment of debt            --          --          --           446
                                                  --------    --------    --------    --------

Net loss                                          ($ 1,088)   ($   696)   ($ 1,914)   ($ 1,375)
                                                  ========    ========    ========    ========

Loss per common share before extraordinary item   ($   .33)   ($   .22)   ($   .59)   ($   .30)

Extraordinary item-extinguishment of debt             --          --          --          (.13)

Net loss per common share                         ($   .33)   ($  0.22)       (.59)   ($  0.43)
                                                  ========    ========    ========    ========

Weighted average common shares outstanding           3,356       3,331       3,351       3,331
                                                  ========    ========    ========    ========





                     The accompanying Notes to Consolidated
                      Financial Statements are an integral
                       part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                   CONSOLIDATED STATEMENT OF CHANGES IN COMMON
                               STOCKHOLDERS'EQUITY
                                   (unaudited)

(In thousands, except per share data)

                                             $.02 Par Value
                                              Common Stock      Additional                 Other
                                           -------------------   Paid-in    Accumulated   Equity
                                            Shares     Amount    Capital     Deficit   Transactions    Total
                                           --------   --------   --------    --------    --------    --------
Balance at December 31, 1996                  3,345   $     67   $ 71,146    ($67,167)   ($   751)   $  3,295

 Common stock issued as compensation              1       --            2        --          --             2

 Exercise of stock options/warrants             102          2        399        --          (150)        251

 Accrual of dividends-preferred stock          --         --          (68)       --          --           (68)

 Foreign currency translation adjustment       --         --         --          --          (651)       (651)

 Net loss                                      --         --         --        (1,914)       --        (1,914)
                                           --------   --------   --------    --------    --------    --------

Balance at June 30, 1997                      3,448   $     69   $ 71,479    ($69,081)   ($ 1,552)   $    915
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

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

(In thousands)                                                   For the Six
                                                                Months Ended
                                                                  June 30,
                                                             ------------------
                                                              1997       1996
                                                             -------    -------

Cash flows from operating activities:

 Loss before extraordinary item                              ($1,914)   ($  929)

 Adjustments to reconcile loss before extraordinary item

  to net cash used in operating activities:

  Depreciation and amortization                                  172        253

  Extraordinary item-extinguishment of debt                     --         (446)

  Loss on disposition of subsidiary                              591       --

  Cancellation of stock subscription receivable                 --           78

  Other non-cash items                                           155        609

  (Increase) decrease in assets and

   increase (decrease) in liabilities:

   Receivables                                                   589       (223)

   Inventories                                                    88         (8)

   Prepaid expenses and other current assets                    (414)      (318)

   Other assets                                                  117        (26)

   Accounts payable and accrued expenses                        (509)      (707)

   Other liabilities                                             (42)      (241)
                                                             -------    -------

   Net cash used in operating activities                      (1,167)    (1,958)
                                                             -------    -------



Cash flows from investing activities:

 Proceeds from sale of investments                               166        328

 Purchase of investments                                        --       (2,795)

 Receivable related to disposition of subsidiary              (3,093)      --

 Net change in fixed assets                                        7        (37)

 Acquistion of Spanish drug license                              (40)      --
                                                             -------    -------

   Net cash used in investing activities                      (2,960)    (2,504)
                                                             -------    -------



                     The accompnaying Notes to Consolidated
                      Financial Statements are an integral
                       part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                   (unaudited)

(In thousands)                                                   For the Six
                                                                 Months Ended
                                                                   June 30,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Cash flows from financing activities:

 Net increase in short term borrowings                        $   498    $    40

 Proceeds from public offering of units                          --        6,900

 Offering costs                                                  --       (1,151)

 Proceeds from exercise of stock options/warrants, net            251       --

 Repayments of long term debt                                    --       (1,770)

 Payments on capital leases                                        (2)       (18)
                                                              -------    -------

    Net cash provided by financing activities                     747      4,001
                                                              -------    -------



Effect of exchange rate changes on cash                          (536)         8
                                                              -------    -------



Net decrease in cash and cash equivalents                      (3,916)      (453)



Cash and cash equivalents at beginning of period                4,425      1,120
                                                              -------    -------



Cash and cash equivalents at end of period                    $   509    $   667
                                                              =======    =======



SUPPLEMENTAL  DISCLOSURES OF CASH FLOW  INFORMATION
The Company paid cash during the period for (in thousands):

Interest                                                      $   477    $   207
                                                              =======    =======

Taxes                                                         $    12       --
                                                              =======    =======

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
The Company has issued Common Stock in exchange for services as follows (in thousands):

Shares issued                                                       1          1
                                                              =======    =======

Amount                                                        $     2    $     3
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

                          BENTLEY PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial statements of Bentley Pharmaceuticals, Inc. (the "Registrant"), at June 30, 1997 and 1996 included herein, have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

The consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries: Bentley Healthcare Corporation (f/k/a Belmac Healthcare Corporation) and its wholly owned subsidiary - Belmac Hygiene, Inc., Belmac Health Corp., B.O.G. International Finance, Inc., Belmac Jamaica, Ltd., Laboratorios Belmac S.A., and Belmac Holdings, Inc. and its wholly owned subsidiary - Belmac A.I., Inc. All significant intercompany balances have been eliminated in consolidation. The financial position and results of operations of the Registrant's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against Common Stockholders' Equity. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

The Registrant completed, on June 26, 1997, previously announced negotiations regarding the sale of its French subsidiary, Chimos/LBF S.A. to the Marsing Group, a European conglomerate, for approximately $3,600,000. The Registrant has received approximately $3,000,000 subsequent to June 30, 1997, of which approximately $500,000 was used to repay indebtedness to the former subsidiary. The Registrant will also receive three monthly installments in the second half of 1997 of aproximately $90,000 each. An escrow fund in the amount of approximately $370,000 has been established for certain contingent obligations or liabilities. The Registrant recorded a loss of $591,000 on this transaction, including $348,000 in the qurarter ended June 30, 1997 and $243,000 which was recognized in the quarter ended March 31, 1997.

In the opinion of management, the accompanying unaudited consolidated financial statements at June 30, 1997 and 1996 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1996 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Registrant's financial position as of June 30, 1997 and the results of its operations and its cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the six months ended June 30, 1997 should not be considered indicative of the results to be expected for the year.

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

INVENTORIES:

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):


                                                         June 30,   December 31,
                                                           1997       1996
                                                          -------    -------

Raw materials                                             $   355    $   515

Work in process                                              --         --

Finished goods                                                547      1,257
                                                          -------    -------

                                                              902      1,772

Less:  Allowance for slow moving or obsolete inventory       (138)      (827)
                                                          -------    -------

                                                          $   764    $   945
                                                          =======    =======


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

SUBSEQUENT EVENTS:

Upon the Registrant's sale of its French subsidiary, Chimos/LBF S.A. to the Marsing Group, a European conglomerate, for approximately $3,600,000, this amount was reflected on the balance sheet of the Registrant at June 30, 1997 as a receivable. Subsequent to June 30, 1997, and through August 13, 1997, the Registrant had received approximately $3,000,000 of this receivable.

The Registrant has entered into a negotiated letter of intent to purchase domestic and international rights to a portfolio of branded drugs, with an emphasis in gastrointestinal products, and a manufacturing facility located in Meqon, Wisconsin, from Schwarz Pharma, Inc. The letter of intent, dated July 21, 1997, will serve as the basis for negotiations for the definitive agreements. The transaction is subject to the execution of such definitive agreements and the Registrant securing the funds necessary to complete the purchase. Upon executing the letter of intent, the Registrant was required to remit a non-refundable $100,000 deposit.

                          BENTLEY PHARMACEUTICALS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
----------------------

Three Months Ended June 30, 1997 versus Three Months Ended June 30, 1996
------------------------------------------------------------------------


The Registrant reported revenues of $4,309,000 and a net loss of $1,088,000 or $.33 per common share for the three months ended June 30, 1997 compared to revenues of $4,678,000 and a net loss of $696,000 or $.22 per common share for the same period in the prior year.

The 8% decrease in revenues is primarily attributable to a 50% decrease in sales by the Registrant's French subsidiary, Chimos/LBF (which was divested on June 26, 1997), to $802,000, which was partially offset by a 26% increase in sales (using local currency) by the Registrant's Spanish subsidiary, Laboratorios Belmac S.A. However, fluctuation in foreign currency exchange rates reduced the increase in sales to 11% in U.S. dollars, to $3,407,000. Overall gross margins for the quarter ended June 30, 1997 improved to 43%, compared to 38% in the comparable period of the prior year, primarily as a result of the higher proportion of sales from Laboratorios Belmac, whose sales generate significantly higher gross margins than sales Chimos/LBF generated. The Registrant's former distribution operations in France, Chimos/LBF, generated relatively low gross margins (approximately 20% for the quarter ended June 30, 1997) compared to the Registrant's Spanish subsidiary, Laboratorios Belmac, which is experiencing substantially higher margins (approximately 49% for the quarter ended June 30, 1997).

Selling, general and administrative expenses increased to $2,076,000, or 48% of sales, for the three months ended June 30, 1997 compared to $1,995,000, or 43% of sales, for the same period in the prior year. The increase in general and administrative expenses is primarily the result of establishment of a reserve for the Registrant's investment in the Belmac/Maximed Partnership. With the passage of time, the Registrant beleives that this investment is becoming less valuable due to progress being made in development of competitive technology. As a direct result of the decline in revenues, selling, general and administrative expenses, as a percent of revenues, increased during the quarter ended June 30, 1997, when compared to the same period in the prior year. A significant portion of selling, general and administrative expenses are marketing and selling costs, which are necessary for the Registrant's plans to increase sales and market share in Spain. To the extent practical, however, the Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $110,000 for the quarter ended June 30, 1997 compared to $8,000 for the same period of the prior year. The research and development expenditures in the quarter ended June 30, 1997 were primarily related to bio-equivalency studies which are necessary in order to obtain approval to export products from Spain to other countries. The modest expenditures in research and development reflect the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures in the future in view of its limited resources.

Depreciation and amortization expenses were $88,000 for the three months ended June 30, 1997, compared to $119,000 for the same period of the prior year. The decrease is primarily due to (i) the December 31, 1996 provision for goodwill impairment which terminated future related amortization; and (ii) the disposal of certain fixed assets during the quarters ended June 30 and September 30, 1996 as a result of the Registrant's move to smaller, more cost effective office space.

Interest expense remained relatively constant at $325,000 for the three months ended June 30, 1997 compared to $323,000 for the same period of the prior year. Interest expense is primarily comprised of interest arising from the Debentures sold in the February 1996 public offering. Interest income was $3,000 for the three months ended June 30, 1997, compared to $36,000 for the same period of the prior year. The decrease is due to higher short-term interest bearing investment balances in the prior year, which resulted from the proceeds of the public offering.

Other (income) expenses for the quarter ended June 30, 1997 include a provision for loss on disposition of subsidiary which totalled $348,000, including realized exchange loss of $143,000, due to fluctuations in the currency exchange rates used to translate the foreign currency financial statements, and a loss of $205,000 recognized upon the sale of Chimos/LBF. Prior year's other (income) expenses are primarily comprised of the loss of approximately $71,000 recognized upon the disposition of certain unnecessary fixed assets and leasehold improvements associated with the Registrant's relocation to smaller, more cost effective office space in April 1996.


The Registrant reported a loss from operations for the quarter ended June 30, 1997 of $405,000 compared to a loss from operations of $338,000 in the same period of the prior year, which was the combined result of lower sales, higher gross margins and higher operating expenses. The effect of combining non-operating items, primarily (i) interest expense of $325,000; and (ii) the loss of $348,000 on the disposition of the Registrant's French subsidiary, resulted in a net loss of $1,088,000, or $.33 per common share for the quarter ended June 30, 1997. Non-operating items in the comparable period of the prior year included primarily interest expense of $323,000 and a loss recognized upon the disposition of certain unnecessary fixed assets and leasehold improvements of approximately $71,000, which when combined with the loss from operations, resulted in a net loss of $696,000, or $.22 per common share.

Six Months Ended June 30, 1997 versus Six Months Ended June 30, 1996
--------------------------------------------------------------------

The Registrant reported revenues of $8,387,000 and a net loss of $1,914,000 or $.59 per common share for the six months ended June 30, 1997 compared to revenues of $14,376,000 and a net loss of $1,375,000 or $.43 per common share for the same period in the prior year.

The 42% decrease in revenues is primarily attributable to a 78% decrease in sales by the Registrant's French subsidiary, Chimos/LBF (which was divested on June 26, 1997), to $1,897,000, which was partially offset by a 29% increase in sales (using local currency) by the Registrant's Spanish subsidiary, Laboratorios Belmac. However, fluctuation in foreign currency exchange rates reduced the increase in sales to 14% in U.S. dollars, to $6,322,000. As previously reported, the Registrant expected its revenues to decline beginning in the second quarter of 1996, due to the March 31, 1996 expiration of its distribution agreement for the product, Ceredase, which accounted for approximately 60% of its revenues in the year ended December 31, 1995. Ceredase gross margins, as a percent of sales, were approximately 5%. Gross margins for the six months ended June 30, 1997 improved to 44% when compared to gross margins of 27% in the comparable period of the prior year, primarily as a result of the higher proportion of sales from Laboratorios Belmac, whose sales generate significantly higher gross margins than those of Chimos/LBF, as well as the loss of low-margin Ceredase sales. The Registrant's former distribution operations in France, Chimos/LBF, generated relatively low gross margins (approximately 21% for the six months ended June 30, 1997) compared to the Registrant's Spanish subsidiary, Laboratorios Belmac, which is experiencing substantially higher margins (approximately 51% for the six months ended June 30, 1997).

Selling, general and administrative expenses were $3,980,000 for the six months ended June 30, 1997 compared to $3,895,000 for the same period in the prior year. The increase over the prior year can be attributed to a combination of factors, including increased selling expenses incurred by the Spanish subsidiary which are necessary in order to sustain the increase in sales volume the Spanish sales force has generated in the six months ended June 30, 1997 and establishment of a reserve for the Registrant's investment in the Belmac/Maximed Partnership. With the passage of time, the Registrant believes that this investment is becoming less valuable due to progress being made in development of competitive technology. This increase was partially offset by a decrease in selling, general and administrative expenses by Chimos/LBF, primarily due to the loss of Ceredase sales, during the six months ended June 30, 1997. The Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $176,000 for the six months ended June 30, 1997 compared to $26,000 for the same period of the prior year. The research and development expenditures in the quarter ended June 30, 1997 were primarily related to bio-equivalency studies which are necessary in order to obtain approval to export products from Spain to other countries. The modest expenditures in research and development reflect the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures in view of its limited resources.

Depreciation and amortization expenses were $172,000 for the six months ended June 30, 1997, compared to $253,000 for the same period of the prior year. The decrease is primarily due to (i) the December 31, 1996 provision for goodwill impairment which terminated future related amortization; and (ii) the disposal of certain fixed assets during the quarters ended June 30 and September 30, 1996 as a result of the Registrant's move to smaller, more cost effective office space.

Interest expense was $645,000 for the six months ended June 30, 1997 compared to $566,000 for the same period of the prior year. The increase reflects interest expense on (i) the Debentures sold in the February 1996 public offering which were outstanding for a full six months in 1997, and (ii) to a lesser degree, higher outstanding balances on short term borrowings which are used to finance working capital needs. Interest income was $20,000 for the six months ended June 30, 1997 compared to $45,000 for the same period of the prior year. The decrease is due to interest earned on higher short-term interest bearing investment balances in the prior year, which resulted from the proceeds of the public offering.

Other (income) expenses for the six months ended June 30, 1997 include a provision for loss on disposition of subsidiary, which totals $591,000, including realized exchange loss of $386,000, due to fluctuations in the currency exchange rates used to translate the foreign currency financial statements and a loss of $205,000 recognized upon the sale of Chimos/LBF. Prior year's other (income) expenses are primarily comprised of the loss of approximately $71,000 recognized upon the disposition of certain unnecessary fixed assets and leasehold improvements associated with the Registrant's relocation to smaller, more cost effective, office space in April 1996.

The Registrant recorded an extraordinary charge of $446,000, or $.13 per common share, in February 1996 upon the extinguishment of debt that it had incurred in its October 1995 private placements, representing unamortized discount and issuance costs at the date of repayment.

The Registrant reported a loss from operations for the six months ended June 30, 1997 of $669,000 compared to a loss from operations of $328,000 in the same period of the prior year, which was the combined result of lower sales, higher gross margins, and higher operating expenses. The effect of combining non-operating items, primarily (i) interest expense of $645,000, and (ii) the loss of $591,000 on the disposition of the Registrant's French subsidiary resulted in a net loss of $1,914,000, or $.59 per common share for the six months ended June 30, 1997. Non-operating items in the comparable period of the prior year included primarily (i) interest expense of $566,000, and (ii) a loss recognized upon the extinguishment of debt of approximately $446,000, which, when combined with the loss from operations, resulted in a net loss of $1,375,000, or $.43 per common share for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Total assets decreased from $16,558,000 at December 31, 1996 to $13,367,000 at June 30, 1997, while Common Stockholders' Equity decreased from $3,295,000 at December 31, 1996 to $915,000 at June 30, 1997. The decrease in Common Stockholders' Equity reflects primarily the fluctuation in the exchange rates of European currencies compared to the U.S. Dollar and the loss incurred by the Registrant for the six months ended June 30, 1997, partially offset by the effect of warrants and options which were exercised during the period.

The Registrant's working capital decreased from $4,265,000 at December 31, 1996 to $3,211,000 at June 30, 1997. The decrease in working capital is primarily attributable to the fluctuation of foreign currency exchange rates, the loss incurred by the Registrant and disposition of the Registrant's French subsidiary, Chimos/LBF.

Cash and cash equivalents decreased from $4,425,000 at December 31, 1996 to $509,000 at June 30, 1997, primarily as the combined result of (i) the sale of the Registrant's French subsidiary, Chimos/LBF, which as of December 31, 1996 had cash and cash equivalents balances of $3,200,000. As of June 30, 1997, these amounts have effectively been converted into a receivable (for the sale price agreed to for the sale of Chimos) of $3,600,000 of which approximately $3,000,000 has been collected subsequent to June 30, 1997; and (ii) cash used for operational purposes. The terms of the Chimos/LBF sale agreement calls for collection of the balance of the sale price by the Registrant in three monthly installments in the second half of 1997. Included in cash and cash equivalents are approximately $211,000 of short-term investments considered to be cash equivalents.

Accounts receivable increased from $3,632,000 at December 31, 1996 to $5,690,000 at June 30, 1997 due to a combination of the disposition of the Registrant's French subsidiary and foreign currency exchange rate fluctuations, which were offset by higher receivables resulting from increased sales in Spain. The Registrant has not experienced any material delinquent accounts. Inventories decreased to $764,000 at June 30, 1997 compared to $945,000 at December 31, 1996, due to the disposition of the Registrant's French subsidiary and the fluctation of foreign currency exchange rates, which were offset by an increase in inventory levels in Spain to accomodate the increase in sales volume.

Prepaid expenses and other current assets increased from $644,000 at December 31, 1996 to $899,000 at June 30, 1997 due to a combination of the disposition of the Registrant's French subsidiary and the effect of foreign currency exchange rate fluctuations, which were offset by a combination of expenditures for marketing and promotional items which will be utilized by the Registrant's Spanish subisidary during the remainder of the current year and the next fiscal year, as well as pre-payment for certain bio-equivalency studies which are scheduled to take place during the remainder of the current year.

Accounts payable and accrued expenses decreased from $4,528,000 at December 31, 1996 to $3,316,000 at June 30, 1997 due to the combined effect of the (i) disposition of the Registrant's French subsidiary; (ii) the effect of foreign currency exchange rate fluctuations; and (iii) the reversal of an amount owed for a drug license in Spain, for which the proposed purchase by the Registrant was cancelled. However, these decreases were partially offset by an overall increase in accounts payable in Spain due to the increase in business activity.

Fixed assets, net decreased from $3,544,000 at December 31, 1996 to $3,033,000 at June 30, 1997, due to recurring depreciation charges and a fluctuation in foreign currency exchange rates.

Drug licenses and related costs, net decreased from $1,475,000 at December 31, 1996 to $761,000 at June 30, 1997, due to a combination of recurring amortization charges, the effect of foreign currency exchange rate fluctuations and the cancellation of the proposed purchase of a drug license in Spain.

Other non-current assets decreased slightly from $1,727,000 at December 31, 1996 to $1,711,000 at June 30, 1997 and long term debt increased from $5,164,000 at December 31, 1996 to $5,258,000 at June 30, 1997, due primarily to accretion recorded on the Debentures issued in the February 1996 public offering.

Investing activities used net cash of $2,960,000 during the six months ended June 30, 1997. Financing activities for the six months ended June 30, 1997 provided net cash of $747,000 and operating activities for the six months ended June 30, 1997 used net cash of $1,167,000.

A substantial amount of the Registrant's business is conducted in Spain and is therefore influenced by the extent to which there are fluctuations in the dollar's value against its currency. The effect of foreign currency fluctuations on long lived assets for the six months ended June 30, 1997 was a decrease of $651,000 and the cumulative historical effect was a decrease of $1,732,000, as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. As a result of the sale of Chimos/LBF, the Registrant recognized unrealized exchange losses of $386,000. Although exchange rates fluctuated significantly recently, the Registrant does not believe that the effect of foreign currency fluctuation over time is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. The Registrant has historically relied primarily upon financing activities to fund the operations of the Registrant in the United States and with the exception of proceeds from the sale of Chimos/LBF, has not transferred significant amounts into or out of the United States in the recent past. In the event that the Registrant is required to fund United States operations with funds generated in Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

Management expects that as a result of completing its financings in the last fiscal year along with the proceeds from the sale of its French subsidiary, by carefully prioritizing research and development activities and continuing its austerity program, the Registrant should have sufficient liquidity to fund operations into 1998. The Registrant, however, continues to explore alternative sources for financing its business. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development and the sale of certain of the assets of, or one or more of, its subsidiaries. As discussed below, the Registrant has entered into a letter of intent to acquire pharmaceutical products and a manufacturing facility in the United States. The Registrant must finance the acquisition of these assets and is exploring various options intended to secure such financing.

SUBSEQUENT EVENTS

Upon the Registrant's sale of its French subsidiary, Chimos/LBF S.A. to the Marsing Group, a European conglomerate, for approximately $3,600,000, this amount was reflected on the balance sheet of the Registrant at June 30, 1997 as a receivable. Subsequent to June 30, 1997, and through the date of filing this document, the Registrant has received approximately $3,000,000 of this receivable.

The Registrant has entered into a negotiated letter of intent to purchase domestic and international rights to a portfolio of branded drugs, with an emphasis in gastrointestinal products, and a manufacturing facility located in Meqon, Wisconsin, from Schwarz Pharma, Inc. The letter of intent, dated July 21, 1997, will serve as the basis for negotiations for the definitive agreements. The transaction is subject to the execution of such definitive agreements and the Registrant securing the funds necessary to complete the purchase. Upon executing the letter of intent, the Registrant was required to remit a non-refundable $100,000 deposit.

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

PART II.             OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Registrant was held on June 6, 1997 for the purpose of electing two directors, and voting on a proposal to adopt amendments to Registrant's 1991 Stock Option Plan to increase the number of shares of Common Stock for which options may be granted and to eliminate the Non-Employee Director formula option grants and certain provisions relating thereto. Proxies for the meeting were solicited pursuant to Regulation 14D of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition. The following members were elected to the Registrant's Board of Directors.


                          Term           Shares             Shares Voted
   Nominee                Expiring       Voted For             Against
   -------                --------       ---------             -------
Ehud D. Laska               2000         2,900,420            101,387

Michael D. Price            2000         2,911,384             90,423


Directors whose terms of office continued after the meeting are as follows:

                     Name                        Term Expiring
                     ----                        -------------
            Randolph W. Arnegger                     1998
            Charles L. Bolling                       1998
            James R. Murphy                          1999
            Robert M. Stote, M.D.                    1999

The proposal to adopt amendments to the Registrant's 1991 Stock Option Plan to increase the number of shares of Common Stock, for which options may be granted under the 1991 plan from 240,000 to 500,000 and to eliminate the Non-Employee Director formula option grants and certain provisions relating thereto as set forth in the 1991 Plan was approved by the following vote:

                                                            Broker Non-Votes and
              Shares Voted For     Shares Voted Against      Shares Abstaining
              ----------------     --------------------      -----------------
                   917,781               210,168                 26,197
                    79.5%                 18.2%                    2.3%

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                      27.1 Financial Data Schedule

           (b) Reports on Form 8-K filed during the quarter ended June 30, 1997:

                      Report  on  Form  8-K  dated  June  26,   1997   regarding
                      disposition  of  the   Registrant's   French   subsidiary,
                      Chimos/LBF S.A. (Items 2 and 7).

All other items required in Part II have been previously filed or are not applicable for the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     BENTLEY PHARMACEUTICALS, INC.
                                     ----------------------------------
                                     Registrant





August 14, 1997                  By:  /s/ James R. Murphy
                                     ----------------------------------
                                     James R. Murphy
                                     Chairman, President and Chief Executive
                                     Officer (principal executive officer)




August 14, 1997                  By:       /s/ Michael D. Price
                                     ----------------------------------
                                     Michael D. Price
                                     Vice President, Chief Financial Officer,
                                     Treasurer and Secretary (principal
                                     financial and accounting officer)