Form 10-Q
period 1997-09-30
BENTLEY PHARMACEUTICALS INC
filed 1997-11-14
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


Commission File Number  1-10581

                          BENTLEY PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           FLORIDA                                            No. 59-1513162
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

4830 W. Kennedy Blvd., Suite 548, Tampa, FL                          33609
-------------------------------------------                          -----
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:           (813) 286-4401
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

YES   [X]               NO    [_]


The number of shares of the Registrant's common stock outstanding as of November 14, 1997 was 5,293,327.

                          BENTLEY PHARMACEUTICALS, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                      INDEX



Part I.    FINANCIAL INFORMATION
                                                                            PAGE


           Item 1.   Consolidated Financial Statements:

                     Consolidated Balance Sheets as of September 30, 1997
                           (unaudited) and December 31, 1996                  3

                     Consolidated Statements of Operations (unaudited)
                           for the three months  ended  September
                           30, 1997 and 1996, and the nine months
                           ended September 30, 1997 and 1996                  4

                     Consolidated Statement of Changes in Common
                           Stockholders' Equity (unaudited) for the
                           nine months ended September 30, 1997               5

                     Consolidated Statements of Cash Flows
                           (unaudited) for the nine months ended
                           September 30, 1997 and 1996                        6

                     Notes to Consolidated Financial Statements (unaudited)   8

           Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                        11


Part II.   OTHER INFORMATION                                                 18

                          BENTLEY PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      (unaudited)
(In thousands, except per share data)                 September 30, December 31,
                                                          1997        1996
                                                        --------    --------
   ASSETS

Current assets:

 Cash and cash equivalents                              $  1,975    $  4,425

 Investments available for sale                             --           166

 Receivables                                               2,789       3,632

 Inventories                                                 680         945

 Prepaid expenses and other                                  756         644
                                                        --------    --------

  Total current assets                                     6,200       9,812
                                                        --------    --------

Fixed assets, net                                          2,970       3,544

Drug licenses and related costs, net                         728       1,475

Other non-current assets, net                              1,938       1,727
                                                        --------    --------

                                                        $ 11,836    $ 16,558
                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Accounts payable                                       $  1,810    $  2,998

 Accrued expenses                                            861       1,530

 Short term borrowings                                     1,102       1,014

 Current portion of long term debt                             5           5
                                                        --------    --------

  Total current liabilities                                3,778       5,547
                                                        --------    --------

Long term debt, net                                        5,305       5,164
                                                        --------    --------

Other non-current liabilities                                266         349
                                                        --------    --------

Commitments and contingencies

Redeemable preferred stock, $1.00 par value, authorized 2,000 shares:

 Series A, issued and outstanding, 60 shares               2,305       2,203
                                                        --------    --------

Common Stockholders' Equity:

 Common stock, $.02 par value, authorized
  35,000 shares issued and outstanding, 3,455
  and 3,345 shares                                            69          67

 Stock purchase warrants (to purchase 8,214 and 8,304
  shares of common stock)                                    335         435

 Paid-in capital in excess of par value                   71,411      71,146

 Stock subscriptions receivable                             (105)       (105)

 Accumulated deficit                                     (69,740)    (67,167)

 Cumulative foreign currency translation adjustment       (1,788)     (1,081)
                                                        --------    --------

                                                             182       3,295
                                                        --------    --------

                                                        $ 11,836    $ 16,558
                                                        ========    ========

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      For the Three            For the Nine
(in thousands, except per share data)                 Months Ended             Months Ended
                                                      September 30,            September 30,
                                                  --------------------    --------------------
                                                     1997        1996        1997        1996
                                                  --------    --------    --------    --------
Sales                                             $  3,141    $  4,049    $ 11,528    $ 18,425

Cost of sales                                        1,617       2,349       6,345      12,879
                                                  --------    --------    --------    --------

 Gross margin                                        1,524       1,700       5,183       5,546
                                                  --------    --------    --------    --------

Operating expenses:

 Selling, general and administrative                 1,666       1,976       5,646       5,871

 Research and development                              130           2         306          28

 Depreciation and amortization                          60         133         232         386
                                                  --------    --------    --------    --------

  Total operating expenses                           1,856       2,111       6,184       6,285
                                                  --------    --------    --------    --------

Loss from operations                                  (332)       (411)     (1,001)       (739)

Other (income) expenses:

 Interest expense                                      318         331         963         897

 Interest income                                       (14)        (34)        (34)        (79)

 Loss on disposition of subsidiary                    --          --           591        --

 Other (income) expense, net                            23           2          52          82
                                                  --------    --------    --------    --------

Loss before extraordinary item                        (659)       (710)     (2,573)     (1,639)

Extraordinary item-extinguishment of debt             --          --          --           446
                                                  --------    --------    --------    --------

Net loss                                          ($   659)   ($   710)   ($ 2,573)   ($ 2,085)
                                                  ========    ========    ========    ========


Loss per common share before extraordinary item   ($   .20)   ($   .22)   ($   .79)   ($   .53)

Extraordinary item-extinguishment of debt             --          --          --          (.13)

Net loss per common share                         ($   .20)   ($  0.22)   ($   .79)   ($  0.66)
                                                  ========    ========    ========    ========

Weighted average common shares outstanding           3,453       3,332       3,385       3,331
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

                          BENTLEY PHARMACEUTICALS, INC.
                   CONSOLIDATED STATEMENT OF CHANGES IN COMMON
                               STOCKHOLDERS'EQUITY
                                   (unaudited)

(In thousands, except per share data)

                                             $.02 Par Value
                                              Common Stock     Additional                 Other
                                           -------------------   Paid-in   Accumulated    Equity
                                            Shares     Amount    Capital     Deficit   Transactions   Total
                                           --------   --------   --------    --------    --------    --------
Balance at December 31, 1996                  3,345   $     67   $ 71,146    ($67,167)   ($   751)   $  3,295

 Common stock issued as compensation              1          _          2    _                  _           2

 Exercise of stock options/warrants             109          2        365    _               (101)        266

 Accrual of dividends-preferred stock          --         --         (102)   _                  _        (102)

 Foreign currency translation adjustment       --         --            _    _               (706)       (706)

 Net loss                                      --         --         --        (2,573)       --        (2,573)
                                           --------   --------   --------    --------    --------    --------

Balance at September 30, 1997                 3,455   $     69   $ 71,411    ($69,740)   ($ 1,558)   $    182
                                           ========   ========   ========    ========    ========    ========








       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
(In thousands)                                                 For the Nine
                                                               Months Ended
                                                               September 30,
                                                            ------------------
                                                             1997       1996
                                                            -------    -------

Cash flows from operating activities:

 Loss before extraordinary item                             ($2,573)   ($1,639)

 Adjustments to reconcile loss before extraordinary item

  to net cash (used in) provided by operating activities:

  Depreciation and amortization                                 232        386

  Loss on disposition of subsidiary                             591       --

  Extraordinary item - extinguishment of debt                  --         (446)

  Loss on disposal of fixed assets                             --           79

  Other non-cash items                                          305        838

  (Increase) decrease in assets and

   increase (decrease) in liabilities:

   Receivables                                                  803      3,087

   Inventories                                                  143        213

   Prepaid expenses and other current assets                   (230)       (46)

   Other assets                                                (136)         3

   Accounts payable and accrued expenses                     (1,203)    (1,879)

   Other liabilities                                            (45)      (261)
                                                            -------    -------

   Net cash (used in) provided by operating activities       (2,113)       335
                                                            -------    -------



Cash flows from investing activities:

 Proceeds from sale of investments                              166      3,115

 Purchase of investments                                       --       (7,853)

 Receivable related to disposition of subsidiary               (501)      --

 Net change in fixed assets                                      (2)       (80)

 Acquisition of Spanish drug license                            (40)      --
                                                            -------    -------

   Net cash used in investing activities                       (377)    (4,818)
                                                            -------    -------


          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                   (unaudited)
(In thousands)                                                 For the Nine
                                                               Months Ended
                                                               September 30,
                                                             ------------------
                                                              1997       1996
                                                             -------    -------


Cash flows from financing activities:

 Net increase in short term borrowings                       $   255    $   107

 Proceeds from exercise of stock options/warrants, net           266       --

 Proceeds from public offering of units                         --        6,900

 Offering costs                                                 --       (1,177)

 Repayments of long term debt                                   --       (1,770)

 Payments on capital leases                                       (4)       (27)
                                                             -------    -------

    Net cash provided by financing activities                    517      4,033
                                                             -------    -------



Effect of exchange rate changes on cash                         (477)        (9)
                                                             -------    -------



Net decrease in cash and cash equivalents                     (2,450)      (459)



Cash and cash equivalents at beginning of period               4,425      1,120
                                                             -------    -------



Cash and cash equivalents at end of period                   $ 1,975    $   661
                                                             =======    =======



SUPPLEMENTAL  DISCLOSURES OF CASH FLOW  INFORMATION
The Company paid cash during the period for (in thousands):

Interest                                                     $   717    $   660
                                                             =======    =======

Taxes                                                        $    12       --
                                                             =======    =======

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
The Company has issued Common Stock in exchange for services as follows (in thousands):

Shares issued                                                      1         15
                                                             =======    =======

Amount                                                       $     2    $    51
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

                          BENTLEY PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial statements of Bentley Pharmaceuticals, Inc. (the "Registrant"), at September 30, 1997 and 1996 included herein, have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

The Registrant completed the sale of its French subsidiary, Chimos/LBF S.A. to the Marsing Group, a European conglomerate, for approximately $3,600,000 on June 26, 1997. The Registrant has since received approximately $3,200,000, of which approximately $500,000 was used to repay indebtedness to the former subsidiary. An escrow fund in the amount of approximately $370,000 has been established for certain contingent obligations or liabilities. The Registrant recorded a loss of $591,000 related to this divestiture.

In the opinion of management, the accompanying unaudited consolidated financial statements at September 30, 1997 and 1996 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1996 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Registrant's financial position as of September 30, 1997 and the results of its operations and its cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the nine months ended September 30, 1997 should not be considered indicative of the results to be expected for the year.

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

INVENTORIES:

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):


                                                      September 30, December 31,
                                                          1997         1996
                                                         -------      -------


  Raw materials                                          $   325      $   515

  Work in process                                           --           --

  Finished goods                                             484        1,257
                                                         -------      -------

                                                             809        1,772

  Less:  Allowance for slow moving or obsolete inventory    (129)        (827)
                                                         -------      -------

                                                         $   680      $   945
                                                         =======      =======

PROPOSED ACQUISITION:

The Registrant has entered into a negotiated letter of intent to purchase domestic and international rights to a portfolio of branded drugs, with an emphasis in gastrointestinal products, and a manufacturing facility located in Mequon, Wisconsin, from Schwarz Pharma, Inc. The letter of intent, dated July 21, 1997, will serve as the basis for negotiations for the definitive agreements. The transaction is subject to the execution of such definitive agreements and the Registrant securing the funds necessary to complete the purchase. Upon execution of the letter of intent, the Registrant was required to remit a non-refundable deposit in the amount of $100,000. The Registrant has also capitalized other costs totaling approximately $398,000 related to this proposed acquisition and has included them in other non-current assets, net.

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

SUBSEQUENT EVENTS:

The Registrant has temporarily reduced the exercise price of its currently outstanding Series A and Series B redeemable warrants to $2.00 and $3.00, respectively. This adjustment to the exercise price commenced on September 16, 1997 and will be in effect until 5:00 p.m. on November 17, 1997 for the Series A warrants and until 5:00 p.m. on January 13, 1998 for the Series B warrants. In each case, if the warrants are not exercised during these periods, the terms will revert back to the original exercise price of $3.00 for the Series A warrants, due to expire on February 14, 1999, and $5.00 for the Series B warrants, due to expire on February 14, 2001. Subsequent to September 30, 1997 and through the date of filing this document, 1,832,000 Series A warrants have been exercised, generating $3,664,000 in gross proceeds, the effect of which has been to increase cash and Common Stockholder's Equity by the same amounts. As a result, 1,832,000 Series B warrants have been issued and are outstanding. No Series B warrants have been exercised.

                          BENTLEY PHARMACEUTICALS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
----------------------

Three Months Ended  September  30, 1997 versus Three Months Ended  September 30,
--------------------------------------------------------------------------------
1996
----


The Registrant reported revenues of $3,141,000 and a net loss of $659,000 or $.20 per common share for the three months ended September 30, 1997 compared to revenues of $4,049,000 and a net loss of $710,000 or $.22 per common share for the same period in the prior year.

The 22% decrease in revenues is primarily attributable to the divestiture of the Registrant's French subsidiary, Chimos/LBF, which occurred on June 26, 1997, which contributed no sales during the third quarter. This decrease was partially offset by a 17% increase in sales (using local currency) by the Registrant's Spanish subsidiary, Laboratorios Belmac S.A. However, fluctuation in foreign currency exchange rates offset the increase. Overall gross margins for the quarter ended September 30, 1997 improved to 49%, compared to 42% in the comparable period of the prior year, as the third quarter of the current year included primarily Laboratorios Belmac's sales, which generate significantly higher gross margins than sales of Chimos/LBF. The Registrant's former distribution operations in France, Chimos/LBF, generated relatively low gross margins (approximately 20% for the quarter ended June 30, 1997, the last full quarter in which it had sales) compared to the Registrant's Spanish subsidiary, Laboratorios Belmac, which is experiencing substantially higher margins (approximately 50% for the quarter ended September 30, 1997).

Selling, general and administrative expenses decreased to $1,666,000, or 53% of sales, for the three months ended September 30, 1997 compared to $1,976,000, or 49% of sales, for the same period in the prior year. As a direct result of the decline in revenues, selling, general and administrative expenses, although $310,000 lower in total, increased as a percent of revenues, during the quarter ended September 30, 1997, when compared to the same period in the prior year. A significant portion of selling, general and administrative expenses are marketing and selling costs, which are necessary for the Registrant's plans to increase sales and market share in Spain. To the extent practical, however, the Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $130,000 for the quarter ended September 30, 1997 compared to $2,000 for the same period of the prior year. The research and development expenditures in the quarter ended September 30, 1997 were primarily related to bio-equivalency studies which are necessary in order to obtain approval to export products from Spain to other countries. The modest expenditures in research and development reflect the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures in the future in view of its limited resources.

Depreciation and amortization expenses were $60,000 for the three months ended September 30, 1997, compared to $133,000 for the same period of the prior year. The decrease is primarily due to (i) the divestiture of its French subsidiary, Chimos/LBF; and (ii) the disposal of certain fixed assets during the quarters ended June 30 and September 30, 1996 as a result of the Registrant's move to smaller, more cost effective office space.

Interest expense remained relatively constant at $318,000 for the three months ended September 30, 1997 compared to $331,000 for the same period of the prior year. Interest expense is primarily comprised of interest payable under the Debentures sold in the February 1996 public offering. Interest income was $14,000 for the three months ended September 30, 1997, compared to $34,000 for the same period of the prior year. The decrease is due to higher short-term interest bearing investment balances in the prior year, which resulted from the proceeds of the public offering.

Other (income) expenses for the quarter ended September 30, 1997 were $23,000 compared to $2,000 for the same period of the prior year. Other (income) expenses for the three months ended September 30, 1997 primarily includes a net realized exchange loss of approximately $28,000, due to fluctuations in the currency exchange rates used to translate the funds received by the Registrant from the sale of Chimos/LBF.

The Registrant reported a loss from operations for the quarter ended September 30, 1997 of $332,000 compared to a loss from operations of $411,000 in the same period of the prior year, which was the combined result of lower sales, higher gross margins and lower operating expenses. The effect of combining non-operating items, primarily interest expense of $318,000, resulted in a net loss of $659,000, or $.20 per common share for the quarter ended September 30, 1997. Non-operating items in the comparable period of the prior year included primarily interest expense of $331,000, which when combined with the loss from operations, resulted in a net loss of $710,000, or $.22 per common share.


Nine Months Ended September 30, 1997 versus Nine Months Ended September 30, 1996
--------------------------------------------------------------------------------

The Registrant reported revenues of $11,528,000 and a net loss of $2,573,000 or $.79 per common share for the nine months ended September 30, 1997 compared to revenues of $18,425,000 and a net loss of $2,085,000 or $.66 per common share for the same period in the prior year.

The 37% decrease in revenues is primarily attributable to a 79% decrease in sales by the Registrant's French subsidiary, Chimos/LBF, to $2,028,000. The divestiture of Chimos/LBF occurred on June 26, 1997,thereby contributing no sales during the third quarter. This decrease was partially offset by a 25% increase in sales (using local currency) by the Registrant's Spanish subsidiary, Laboratorios Belmac. However, fluctuation in foreign currency exchange rates reduced the increase in sales to 8% in U.S. dollars, to $9,253,000. As previously reported, the Registrant expected its revenues to decline beginning in the second quarter of 1996, due to the March 31, 1996 expiration of its distribution agreement for the product, Ceredase, which accounted for approximately 60% of its revenues in the year ended December 31, 1995. Ceredase gross margins, as a percent of sales, were approximately 5%. Gross margins for the nine months ended September 30, 1997 improved to 45% when compared to gross margins of 30% in the comparable period of the prior year, primarily as a result of the higher proportion of sales from Laboratorios Belmac, whose sales generate significantly higher gross margins than those of Chimos/LBF, as well as the loss of low-margin Ceredase sales. The Registrant's former distribution operations in France, Chimos/LBF, generated relatively low gross margins (approximately 21% for the nine months ended September 30, 1997) compared to the Registrant's
Spanish subsidiary, Laboratorios Belmac, which is experiencing substantially higher margins (approximately 50% for the nine months ended September 30, 1997).

Selling, general and administrative expenses were $5,646,000 for the nine months ended September 30, 1997 compared to $5,871,000 for the same period in the prior year. The decrease over the prior year can be attributed to a combination of factors, including decreased selling, general and administrative expenses by Chimos/LBF, primarily due to the Registrant's divestiture of Chimos/LBF during the second quarter of 1997 and the loss of Ceredase sales, during the nine months ended September 30, 1997. This decrease was partially offset by increased selling expenses incurred by the Spanish subsidiary which are necessary in order to sustain the increase in sales volume the Spanish sales force has generated in the nine months ended September 30, 1997 and establishment of a reserve for the Registrant's investment in the Belmac/Maximed Partnership. The Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $306,000 for the nine months ended September 30, 1997 compared to $28,000 for the same period of the prior year. The research and development expenditures in the quarter ended September 30, 1997 were primarily related to bio-equivalency studies which are necessary in order to obtain approval to export products from Spain to other countries. The modest expenditures in research and development reflect the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures in view of its limited resources.

Depreciation and amortization expenses were $232,000 for the nine months ended September 30, 1997, compared to $386,000 for the same period of the prior year. The decrease is primarily due to (i) the divestiture of its French subsidiary, Chimos/LBF; and (ii) the disposal of certain fixed assets during 1996 as a result of the Registrant's move to smaller, more cost effective office space.

Interest expense was $963,000 for the nine months ended September 30, 1997 compared to $897,000 for the same period of the prior year. The increase reflects interest expense on (i) the Debentures sold in the February 1996 public offering which were outstanding for a full nine months in 1997, and (ii) to a lesser degree, higher outstanding balances on short term borrowings which are used to finance working capital needs. Interest income was $34,000 for the nine months ended September 30, 1997 compared to $79,000 for the same period of the prior year. The decrease is due to interest earned on higher short-term interest bearing investment balances in the prior year, which resulted from the proceeds of the public offering.

Other (income) expenses for the nine months ended September 30, 1997 include a provision for loss on disposition of subsidiary, which totals $591,000, including realized exchange loss of $386,000, due to fluctuations in the currency exchange rates used to translate the foreign currency financial statements and a loss of $205,000 recognized upon the sale of Chimos/LBF. Prior year's other (income) expenses are primarily comprised of the loss of approximately $71,000 recognized upon the disposition of certain unnecessary fixed assets and leasehold improvements associated with the Registrant's relocation to smaller, more cost effective, office space in April 1996.

The Registrant recorded an extraordinary charge of $446,000, or $.13 per common share, in February 1996 upon the extinguishment of debt that it had incurred in its October 1995 private placements, representing unamortized discount and issuance costs at the date of repayment.

The Registrant reported a loss from operations for the nine months ended September 30, 1997 of $1,001,000 compared to a loss from operations of $739,000 in the same period of the prior year, which was the combined result of lower sales, higher gross margins and lower operating expenses. The effect of combining non-operating items, primarily (i) interest expense of $963,000, and
(ii) the loss of $591,000 on the disposition of the Registrant's French subsidiary resulted in a net loss of $2,573,000, or $.79 per common share for the nine months ended September 30, 1997. Non-operating items in the comparable period of the prior year included primarily (i) interest expense of $897,000, and (ii) a loss recognized upon the extinguishment of debt of approximately $446,000, which, when combined with the loss from operations, resulted in a net loss of $2,085,000, or $.66 per common share for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Total assets decreased from $16,558,000 at December 31, 1996 to $11,836,000 at September 30, 1997, while Common Stockholders' Equity decreased from $3,295,000 at December 31, 1996 to $182,000 at September 30, 1997. The decrease in Common Stockholders' Equity reflects primarily the fluctuation in the exchange rates of European currencies compared to the U.S. Dollar and the loss incurred by the Registrant for the nine months ended September 30, 1997, partially offset by the effect of warrants and options which were exercised during the period.

The Registrant's working capital decreased from $4,265,000 at December 31, 1996 to $2,422,000 at September 30, 1997. The decrease in working capital is primarily attributable to the fluctuation of foreign currency exchange rates, the loss incurred by the Registrant and disposition of the Registrant's French subsidiary, Chimos/LBF.

Cash and cash equivalents decreased from $4,425,000 at December 31, 1996 to $1,975,000 at September 30, 1997, primarily as the combined result of (i) cash used for operational purposes and, (ii) the effect of foreign exchange rate changes, offset by proceeds from short-term borrowings and stock options/warrants exercises. Included in cash and cash equivalents are approximately $1,617,000 of short-term investments considered to be cash equivalents.

Accounts receivable decreased from $3,632,000 at December 31, 1996 to $2,789,000 at September 30, 1997 due to a combination of the disposition of the Registrant's French subsidiary and foreign currency exchange rate fluctuations, which were offset by higher receivables resulting from increased sales in Spain. The Registrant has not experienced any material delinquent accounts. Inventories decreased to $680,000 at September 30, 1997 compared to $945,000 at December 31, 1996, due to the disposition of the Registrant's French subsidiary and the fluctuation of foreign currency exchange rates, which were partially offset by an increase in inventory levels in Spain to accommodate the increase in sales volume.

Prepaid expenses and other current assets increased from $644,000 at December 31, 1996 to $756,000 at September 30, 1997 due to a combination of the disposition of the Registrant's French subsidiary and the effect of foreign currency exchange rate fluctuations, which were offset by a combination of expenditures for marketing and promotional items which will be utilized by the Registrant's Spanish subsidiary during the remainder of the current year and the next fiscal year, as well as pre-payment for certain bio-equivalency studies which are scheduled to take place during the remainder of the current year.

Accounts payable and accrued expenses decreased from $4,528,000 at December 31, 1996 to $2,671,000 at September 30, 1997 due to the combined effect of (i) the disposition of the Registrant's French subsidiary; (ii) the effect of foreign currency exchange rate fluctuations; and (iii) the reversal of an amount owed for a drug license in Spain, for which the proposed purchase by the Registrant was canceled.

Fixed assets, net decreased from $3,544,000 at December 31, 1996 to $2,970,000 at September 30, 1997, due to recurring depreciation charges and a fluctuation in foreign currency exchange rates.

Drug licenses and related costs, net decreased from $1,475,000 at December 31, 1996 to $728,000 at September 30, 1997, due to a combination of recurring amortization charges, the effect of foreign currency exchange rate fluctuations and the cancellation of the proposed purchase of a drug license in Spain.

Other non-current assets increased from $1,727,000 at December 31, 1996 to $1,938,000 at September 30, 1997 primarily due to capitalization of approximately $398,000 of pre-acquisition costs, including a non-refundable $100,000 deposit paid for the proposed acquisition of Schwarz Pharma, Inc. assets and other possible acquisitions, offset by amortization costs related to the 1996 Public Offering. The Registrant has entered into a negotiated letter of intent to purchase domestic and international rights to a portfolio of branded drugs, with an emphasis in gastrointestinal products, and a manufacturing facility located in Mequon, Wisconsin, from Schwarz Pharma, Inc. The letter of intent, dated July 21, 1997, will serve as the basis for negotiations for the definitive agreements. The transaction is subject to the execution of such definitive agreements and the Registrant securing the funds necessary to complete the purchase. Long term debt increased from $5,164,000 at December 31, 1996 to $5,305,000 at September 30, 1997, due primarily to accretion recorded on the Debentures issued in the February 1996 public offering.

Investing activities used net cash of $377,000 during the nine months ended September 30, 1997. Financing activities for the nine months ended September 30, 1997 provided net cash of $517,000 and operating activities for the nine months ended September 30, 1997 used net cash of $2,113,000.

A substantial amount of the Registrant's business is conducted in Spain and is therefore influenced by the extent to which there are fluctuations in the dollar's value against its currency. The effect of foreign currency fluctuations on long lived assets for the nine months ended September 30, 1997 was a decrease of $707,000 and the cumulative historical effect was a decrease of $1,788,000, as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. As a result of the sale of Chimos/LBF, the Registrant recognized unrealized exchange losses of $386,000. Although exchange rates fluctuated significantly recently, the Registrant does not believe that the effect of foreign currency fluctuation over time is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. The Registrant has historically relied primarily upon financing activities to fund the operations of the Registrant in the United States and with the exception of proceeds from the sale of Chimos/LBF, has not transferred significant amounts into or out of the United States in the recent past. In the event that the Registrant is required to fund United States operations with funds generated in Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

Management expects that as a result of completing its financings in the last fiscal year along with the proceeds from the sale of its French subsidiary and warrant exercises, by carefully prioritizing research and development activities and continuing its austerity program, the Registrant should have sufficient liquidity to fund operations through 1998. The Registrant, is exploring sources for financing its business. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development. As discussed above, the Registrant has entered into a letter of intent to acquire pharmaceutical products and a manufacturing facility in the United States. The Registrant must finance the acquisition of these assets and is exploring various options intended to secure such financing.

SUBSEQUENT EVENTS
-----------------

The Registrant has temporarily reduced the exercise price of its currently outstanding Series A and Series B redeemable warrants to $2.00 and $3.00, respectively. This adjustment to the exercise price commenced on September 16, 1997 and will be in effect until 5:00 p.m. on

November 17, 1997 for the Series A warrants and until 5:00 p.m. on January 13, 1998 for the Series B warrants. In each case, if the warrants are not exercised during these periods, the terms will revert back to the original exercise price of $3.00 for the Series A warrants, due to expire on February 14, 1999, and $5.00 for the Series B warrants, due to expire on February 14, 2001. Subsequent to September 30, 1997 and through the date of filing this document, 1,832,000 Series A warrants have been exercised, generating $3,664,000 in gross proceeds, the effect of which has been to increase cash and Common Stockholders' Equity by the same amounts. As a result, 1,832,000 Series B warrants have been issued and are outstanding. No Series B warrants have been exercised.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
------------------------------------------------------------------
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
-------------------------------------------------------

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Registrant, the occurrence of which involve certain risks and uncertainties that could cause the Registrant's actual results to differ materially from those expected by the Registrant, including the history of operating losses; uncertainty of future financial results; possible negative cash flow from operating activities; additional financing requirements; no assurance of successful and timely development of new products; risks inherent in pharmaceutical development; dependance on regulatory approvals; uncertainty of pharmaceutical pricing or profitability; unpredictability of patent protection; rapid technological change; competition; and other uncertainties detailed in the Registrant's Registration Statement on Form S-3 (SEC Commission file No. 333-28593) declared effective by the Securities and Exchange Commission on June 10, 1997 and any amendments thereto.

PART II.    OTHER INFORMATION
            -----------------
Item 1.  Legal Proceedings
         -----------------

In the suit between the Registrant and Medstar, Inc., Maximed, Inc. and Robert Cohen, on August 22, 1997, the United States Court of Appeals for the Second Circuit affirmed in part and vacated and remanded in part the judgment of the United States District Court for the Southern District of New York which followed a non-jury trial. The appeals court order vacated that portion of the district court judgment that dismissed the Registrant's claim of fraud and remanded the claim to the district court for further proceedings. Those portions of the district court judgment which dismissed the Registrant's contract claim for breach of warranty, the defendants' counterclaim for fraud and breach of contract and Medstar, Inc.'s action for breach of an alleged guaranty were affirmed.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)  Exhibits:

               27.1 Financial Data Schedule

          (b) Reports on Form 8-K filed during the quarter ended September 30, 1997:

               None

All other items required in Part II have been previously filed or are not applicable for the quarter ended September 30, 1997.

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





                                                   BENTLEY PHARMACEUTICALS, INC.
                                                   -----------------------------
                                                   Registrant





November 13, 1997                        By:       /s/ James R. Murphy
                                                   -----------------------------
                                                   James R. Murphy
                                                   Chairman, President and Chief
                                                   Executive Officer  (principal
                                                   executive officer)




November 13, 1997                        By:       /s/ Michael D. Price
                                                   -----------------------------
                                                   Michael D. Price
                                                   Vice President, Chief
                                                   Financial Officer, Treasurer
                                                   and Secretary (principal
                                                   financial and accounting
                                                   officer)