Form 10-K
period 1997-12-31
BENTLEY PHARMACEUTICALS INC
filed 1998-03-31
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997

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

          Florida                                               No.59-1513162
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

       Registrant's telephone number, including area code: (813) 286-4401


           Securities registered pursuant to section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
 Common Stock, $.02 par value                American Stock Exchange and
                                                Pacific Exchange, Inc.
 12% Convertible Senior                      American Stock Exchange and
   Subordinated Debentures                      Pacific Exchange, Inc.
 Class A Redeemable Warrants                 American Stock Exchange and
                                                Pacific Exchange, Inc.
 Class B Redeemable Warrants                 Applications Pending

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

  Title of Class          Aggregate Market Value      As of Close of Business on
  --------------          ----------------------      --------------------------
Common Stock, $.02            $24,900,000                   March 26, 1998
 par value


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Title of Class          Shares Outstanding          As of Close of Business on
  --------------          ------------------          --------------------------
Common Stock, $.02            8,427,699                     March 26, 1998
 par value
                       DOCUMENTS INCORPORATED BY REFERENCE
  Proxy Statement for the 1998 Annual Meeting of Stockholders - Incorporated by
                   Reference into Part III of this Form 10-K

                                     PART I




ITEM 1.     BUSINESS

GENERAL


Bentley Pharmaceuticals, Inc. (the "Registrant") is an international pharmaceutical and health care company engaged in the manufacturing, marketing and distribution of pharmaceutical products in Spain, with limited distribution of health care products in the United States. The Registrant was organized under the laws of the State of Florida in February 1974. In Spain, the Registrant acquires, licenses or develops and registers late stage products, and manufactures, packages and distributes its own products and products under contract for other pharmaceutical companies. The Registrant divested its french subsidiary, Chimos/LBF S.A. (referred to herein as Chimos/LBF) in June 1997 which, until such time, consisted of the low margin brokerage of fine chemicals, sourcing of raw materials and pharmaceutical intermediaries and the distribution of biotechnology or orphan drugs (See "--Pharmaceutical Marketing and Sales in France"). In the United States, the Registrant markets disposable linens, which are manufactured under contract, to emergency health care services. The percentage of the Registrant's total revenues for the year ended December 31, 1997 attributable to its operations in Spain, France and the United States are approximately 84%, 14% and 2%, respectively. The Registrant's pharmaceutical operations in Spain are a result of its 1992 acquisition of Rimafar S.A. (subsequently renamed and referred to herein as Laboratorios Belmac S.A.).

The strategic focus of the Registrant has shifted in response to the evolution of the global health care environment. The Registrant has moved from a research and development-oriented pharmaceutical company, which required developing products from the chemistry laboratory through marketing, to a company seeking to acquire late-stage development compounds that can be marketed within one year or currently marketed products. As a result of this transition, the Registrant has decreased its research and development expenses dramatically over the past few years as well as implemented cost-cutting measures throughout the Registrant's operations. The Registrant emphasizes product distribution in Spain, strategic alliances and product acquisitions, which management of the Registrant expects will move the Registrant closer to profitability in the near future.

The Registrant has entered into a negotiated letter of intent to purchase domestic and international rights to a portfolio of branded drugs, with an emphasis in gastrointestinal products, and a manufacturing facility located in Mequon, Wisconsin, from Schwarz Pharma, Inc. The letter of intent, dated July 21, 1997, was recently amended to take into consideration the possible transfer of control of the Registrant's Spanish subsidiary, Laboratorios Belmac, to Schwarz Pharma, Inc. and will serve as the basis for negotiations for the definitive agreements. The proposed transaction is subject to completion of due diligence, the execution of such definitive agreements and approval of the Registrant's stockholders and debenture holders. Upon execution of the letter of intent, the Registrant was required to remit a non-refundable deposit in the amount of $100,000.

The  Registrant's  sales  by  its  primary  product  lines  are as  follows  (In
Thousands):

                                                 For the Year Ended December 31,
                                                     1997      1996      1995
                                                   -------   -------   -------

Pharmaceutical and Consumer Health Care Products   $14,520   $22,924   $31,188
Disposable Linen Products                              382       209       249
                                                   -------   -------   -------
            Total                                  $14,902   $23,133   $31,437
                                                   =======   =======   =======

PRODUCT LINES

The Registrant currently manufactures, markets and sells pharmaceutical products in Spain, and markets and sells disposable linens in the United States.

PHARMACEUTICAL MANUFACTURING AND MARKETING IN SPAIN

Laboratorios Belmac S.A., the Registrant's subsidiary in Spain ("Laboratorios Belmac"), manufactures and markets pharmaceutical products within four primary therapeutic categories of cardiovascular, gastrointestinal, neurological, and infectious diseases. The Registrant manufactures or distributes approximately 40 dosage forms of various pharmaceuticals in its manufacturing facility in Zaragoza, Spain both for its own sales and under contract for others. The manufacturing facility was recently renovated and brought into full compliance with European Union Good Manufacturing Practices (GMPs) for solid and liquid dosage forms. Among the products Laboratorios Belmac manufactures and/or distributes, each of which is registered with Spain's Ministry of Health, are:

            Belmazol(R). Belmazol, whose generic name is omeprazole, is used primarily for hyperacidity problems related to ulcers and, secondarily, for the treatment of gastroesophageal reflux disease. Omeprazole is a proton pump inhibitor, which inhibits the hydrogen/potassium ATPase enzyme system at the secretory surface of gastric parietal cells. Because this enzyme system is regarded as an acid pump within the gastric mucosa, it has been characterized as a gastric acid pump inhibitor in that it blocks the final step of acid production. This compound has been used in combination with antibiotics for the treatment of ulcers when it is suspected that Helicobacter pylori, a bacteria, is the etiologic agent. Omeprazole is marketed in the United States by Astra-Merck.

            Controlvas(R). Controlvas, whose generic name is enalapril, is an angiotensin converting enzyme inhibitor useful in the treatment of hypertension and congestive heart failure. Enalapril is marketed in the United States by Merck & Company.

            Belmalax(R). Belmalax, whose generic name is lactulose, is used primarily for treating constipation in the elderly and, secondly, for the treatment of hepatic encephalopathy, a central nervous system impairment. The degradation of lactulose in the intestine acidifies the colon contents. Ammonia, which is a cause of encephalopathy, will migrate into the colon, be transformed into the ammoniumion and eliminated from the body.

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

            EZ-H.P.(TM). EZ-H.P. is a rapid version of the original H. pylori Test GAP that was the first test of its kind to be commercialized. The H. pylori Test GAP was developed to detect the presence of Helicobacter pylori, the bacterium responsible for up to 90% of all ulcers. The EZ-H.P. can be used in doctors' offices and requires very few steps to perform compared to other products. The test is manufactured by Biomerica, Inc. in Newport Beach, California and distributed by Laboratorios Belmac.

            Finedal(R). Finedal is an anti-obesity agent of the amphetamine class, chlorbenzorex, for the treatment of obesity in conjunction with dietary control but with reduced adverse effects common to that class of compounds.

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

            Ergodavur(R),   Neurodavur(R)  and  Neurodavur  Plus(R).  Ergodavur,
Neurodavur and Neurodavur Plus are vitamin B compounds used for the enhancement of activity in the central and peripheral nervous systems.

            Diflamil(R). Diflamil is an anti-inflammatory analgesic used in the treatment of arthritis.

            Resorborina(R). Resorborina is a compound that has local anesthetic and anti-inflammatory properties for the treatment of pharyngitis and mouth afflictions.

            Onico-Fitex(R) and Fitex E(R). Onico-Fitex and Fitex E are compounds used to treat local fungal infections, especially around the nail beds.

            Otogen(R). Otogen is a product used for the treatment of ear infections and ear pain.

            Spirometon(R).  Spirometon is a combination  of  spironolactone  and
bendroflumethazide   useful  in  the  treatment  of  congestive  heart  failure, hypertension and edema. (Spirometon diuretics preserve the body's supply of potassium).

            Anacalcit(R). Anacalcit is a calcium-binding product used for the treatment of kidney stones. The Spanish government has specifically requested that Laboratorios Belmac continue to manufacture this product as Laboratorios Belmac is the only supplier of this type of product in Spain.

            Rofanten(R). Rofanten is the Registrant's formulation of naproxen sodium, an anti-inflammatory/analgesic.

             Relaxibys(R).  Relaxibys   is  a   combination   of  an   analgesic
(paracetamol) and a muscle relaxant (carisoprodol) purchased from Econature.

           Generic Antibiotics. Laboratorios Belmac sells various other types of generic antibiotics for which patent protection no longer exists, such as
amoxicillin,   ampicillin   (Bactosone   Retard(R))  and  injectable   forms  of
penicillin.

Controlvas and Belmazol, together, represent approximately 55% of the sales of Laboratorios Belmac.

As the Spanish government did not recognize international conventions for patent protection for pharmaceutical products until 1992, the Registrant, while owning the right to manufacture the drugs described above as well as other pharmaceuticals, will often be one of several companies which has the right to manufacture and sell products which are patent protected in other parts of the world. The Spanish regulatory authorities specify the amounts each company can charge for its products. Therefore, the Registrant's competitors may sell similar products at the same, higher or lower prices. Many of these competitors are larger, better capitalized and have larger sales networks than the Registrant.

The Registrant maintains an internal marketing and sales staff of approximately 67, including 58 employees and 9 independent sales representatives working on commission in Spain to market the pharmaceuticals it produces. The Registrant's sales force competes by emphasizing highly individualized customer service in all major cities, provinces and territorial islands of Spain.

In 1995, the Registrant commenced the export of pharmaceuticals manufactured by Laboratorios Belmac outside Spain through local distributors and brokers, particularly in Eastern Europe, Northern Africa, China, the Middle East, Central and South America.

Contract Manufacturing. Since Laboratorios Belmac currently utilizes less than 100% of its plant capacity to manufacture its own products, Laboratorios Belmac has engaged in contract manufacturing of pharmaceuticals owned by other companies such as Rhone-Poulenc's subsidiary Natterman S.A., Italpharmaco, Ratiopharm, Juste, Wasserman-Chiese, Vir, Laboratorios Juventus, S.A. and Ethypharm. Other contracts are contemplated in the future. The Registrant manufactures these pharmaceuticals to its customers' specifications, and packages them with the customers' labels. Occasionally, to assure product uniformity and quality, employees of these customers will work at the Registrant's manufacturing facility.

As a result of Spain's entry into the European Union, Spain implemented new pharmaceutical manufacturing standards and the Registrant was required to modify its facility to comply with these regulations. Laboratorios Belmac accomplished such renovations without interruption of sales or distribution. After an inspection, in July 1995 the operating areas of the facility were determined to be in compliance with European GMPs by Spain's Ministry of Health.

PHARMACEUTICAL MARKETING AND SALES IN FRANCE

Until its divestiture in June 1997, the Registrant's operations in France consisted of the import and distribution of specialty pharmaceutical products to hospitals and others in France as well as the concentration of the sales of "orphan drugs" (drugs used for the treatment of rare diseases) and biotechnology products. The Registrant had marketed throughout France over 26 pharmaceutical products from Europe and the United States. The primary customer of Chimos/LBF was Pharmacie Centrale des Hopitaux. Chimos/LBF marketed Ceredase; a drug used in the treatment of Gaucher's Disease, in France until the distribution agreement between Genzyme Corporation and Chimos/LBF expired on March 31, 1996. Consequently, the Registrant's sales in France declined significantly beginning in the second quarter of 1996 as a result of the expiration of the distribution agreement.

The Registrant completed the sale of Chimos/LBF, for approximately $3,650,000 on June 26, 1997. The Registrant has since received approximately $3,300,000, including approximately $2,600,000 of cash and cash equivalents which resided on Chimos/LBF's books prior to its disposition, of which approximately $500,000 was used to repay indebtedness to the former subsidiary. An escrow fund in the amount of approximately $350,000, representing the balance due the Registrant, has been established for certain contingent obligations or liabilities. In the opinion of management, the resolution of those contingencies will have no material effect on the Registrant's financial position or results of operation. The Registrant recorded a loss of $591,000 related to this divestiture, including realized exchange loss of $386,000 due to fluctuations in the currency exchange rates used to translate the foreign currency financial statements.

MARKETING AND DISTRIBUTION OF DISPOSABLE LINENS IN THE UNITED STATES

The Registrant markets and distributes disposable linen products to the emergency health care industry in the United States through Bentley Healthcare Corporation, one of the Registrant's U.S. subsidiaries ("Healthcare"). These disposable linens include products such as blankets, sheets and pillowcases and are distributed to entities engaged in the provision of emergency health care services, such as emergency rooms and ambulance services, located primarily in the southwestern region of the United States.

Healthcare receives orders for these products at the Registrant's headquarters in Tampa, Florida and subcontracts the manufacturing of the disposable linens in accordance with Healthcare's specifications. The raw materials for these products are provided by Healthcare and stored with one of the manufacturers until needed. Once produced, the products are shipped directly to the customers from the manufacturer or held in inventory in anticipation of customer demand. The supply of disposable linens to health care providers in the United States is a highly competitive business that includes many large companies. The Registrant concentrates its marketing on the emergency services segment of the health care market, where Bentley Healthcare believes it can compete based upon specialized specifications and individual attention.

The manufacture and sale of disposable linens is subject to regulation by the FDA, which monitors the composition and labeling of health care products.

PRODUCTS TO WHICH THE REGISTRANT OWNS RIGHTS

Although the Registrant significantly reduced its research and development activities when it implemented its austerity program in 1993, the Registrant has maintained its rights to selected products. There can be no assurance that the Registrant will have the resources to bring any of these products to market or, if such resources are available, that the products can be successfully developed, manufactured or marketed. Due to the expense and time commitment required to bring a pharmaceutical product to market, the Registrant is seeking co-marketing, licensing and promotional arrangements and other collaborations with other international or national pharmaceutical companies. Generally, management believes that the Registrant can compete more effectively in certain markets through collaborative arrangements with companies that have an established presence in a particular geographic area and greater resources than those of the Registrant. The Registrant owns the rights to Biolid(R) , a
non-crystalline   form  of   erythromycin   with  a   potential   for   enhanced
bioavailability (quantity absorbed in blood over time compared to dose received); Alphanon(R) , designed for the systemic treatment of hemorrhoids, initially as a liquid formulation for intra-navel transdermal application; and a phenantramine analogue, which is a pre-clinical stage antimalarial that has shown effectiveness against Plasmodium falciparum.

The Registrant is not currently marketing any of these products nor is the Registrant planning additional in-house research and development activity at this time with respect to these compounds unless in a licensing or other collaboration.

PARTNERSHIP VENTURE

In March 1994 the Registrant formed a partnership, through Healthcare's wholly-owned subsidiary, Belmac Hygiene, Inc., with a wholly-owned subsidiary of Maximed Corporation, which is headquartered in New York, and planned to market, through this partnership, a range of hydrogel based feminine health care products, including a contraceptive, an antiseptic, an antifungal and an antibacterial. In December 1994, the Registrant commenced litigation against its partner claiming interference in the management of the partnership and misrepresentation under the partnership agreement. (See Item 3. Legal Proceedings.) Pending resolution of this dispute, the partnership is not actively engaged in the development of any products.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Registrant purchases, in the ordinary course of business, necessary raw materials and supplies essential to the Registrant's operations from numerous suppliers. There have been no availability problems or supply shortages nor are any anticipated.

PATENTS, TRADEMARKS, LICENSES AND REGISTRATIONS

Few of the products currently being sold by the Registrant are protected by patents owned by the Registrant. However, where possible, patents and trademarks will be sought and obtained in the United States and in all countries of principal marketing interest to the Registrant.

The Registrant has filed or has rights to patent applications. However, there can be no assurance that its rights will afford adequate protection to the Registrant. In addition, the Registrant also relies on unpatented proprietary technology in the development and commercialization of its products. There is no assurance that others may not independently develop the same or similar technology.

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

Laboratorios Belmac owns approximately 50 trademarks for pharmaceutical products and one patent, which were granted by Spain's Bureau of Patents, and Trademarks. In Spain, patents expire after 20 years and trademarks expire after 10 years, but can be renewed. All prescription pharmaceutical products marketed by Laboratorios Belmac in Spain have been registered with and approved by Spain's Ministry of Health. To register a pharmaceutical with the Ministry requires the submission of a registration dossier which includes all pre-clinical, clinical and manufacturing information. The registration process generally takes approximately two years or more. There can be no assurance that a competitor has not or will not submit additional registrations for products substantially similar to those marketed by Laboratorios Belmac.

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

The Registrant competes primarily in Spain, which is a large, developed population center in Europe. Since Spain is a member of the European Union, the Registrant expects to be able to target the European Union's larger population as harmonization eliminates the barriers between countries.

Laboratorios Belmac competes with both large multinational companies and national Spanish companies, which produce most of the same products Laboratorios Belmac manufactures. For example, there are currently many companies, such as Schering-Plough, S.A., which market and sell omeprazole. Similarly, many companies currently sell enalapril, with Merck, Sharp & Dome de Espana, S.A. being the product leader. Others of the products sold by Laboratorios Belmac, such as Onico-Fitex, are more unusual and have fewer competitors. The contract manufacturing performed by Laboratorios Belmac has a number of competitors, including Tadec Meiji Farma, Bama Geve, ReigJofre, Aristegui, and Esteve, S.A.

CUSTOMERS

The incidence of certain infectious diseases, which occur at various times in different areas of the world, affects the demand for the Registrant's antibiotic products when they are marketed in each area. Orders for the Registrant's products are generally filled on a current basis, and no order backlog existed at December 31, 1997. No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts at the election of any governmental authority. There were no customers during the year ended December 31, 1997, which accounted for at least 10% of the Registrant's consolidated revenues. However, sales of approximately $2,200,000 and $7,300,000 to Pharmacie Centrale des Hopitaux accounted for approximately 10% and 23% of the Registrant's sales for the years ended December 31, 1996 and 1995, respectively. Due to the March 31, 1996 expiration of the Registrant's distribution agreement with Genzyme Corporation, for the distribution of Ceredase, the Registrant experienced a significant decrease in sales to this customer during 1996 (see "- - Pharmaceutical Marketing and Sales in France").

RESEARCH AND DEVELOPMENT

The Registrant's management has shifted the focus from research and development to a more cost-effective strategy of acquiring late-stage development compounds that can be marketed within one year or currently marketed products. As a result of this shift in operations, the Registrant has decreased its research and development spending over the past few years. Research and development activities have been performed, under contract, by various universities and consulting research laboratories.

The Registrant spent $324,000, $29,000 and $444,000 in the years ended December 31, 1997, 1996 and 1995, respectively, on research and development to develop new products and processes and to improve existing products and processes. Expenditures in 1997 were primarily incurred in Spain and were concentrated in the development of late stage products. The Registrant intends to continue to carefully review research and development activities with the establishment of priorities based on both technical and commercial criteria and to carefully manage such expenditures in view of its limited resources.

Laboratorios Belmac is engaged in limited research of drug delivery systems ("DDS"), such as sustained release and time release formulations, through a collaborative venture with a customer.

REGULATION

The development, manufacture, sale, and distribution of the Registrant's products are subject to comprehensive government regulation, and the general trend is toward more stringent regulation.

Government regulation, which includes detailed inspection and control over research laboratory procedures, clinical investigations, manufacturing, marketing, and distribution practices by various federal, state, and local agencies, substantially increases the time, difficulty and cost incurred in obtaining and maintaining the approval to market newly developed and existing products.

United States. The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an Investgational New Drug Application ("IND"), which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a New Drug Application ("NDA") to the FDA, and (v) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with current GMPs for drugs. To supply products for use in the United States, foreign manufacturing establishments must comply with GMPs and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

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

Under the Orphan Drug Act, the FDA may designate a product or products as having Orphan Drug status to treat a "rare disease or condition," which is a disease or condition that affects populations of less than 200,000 individuals in the United States or, if victims of a disease number more than 200,000, the sponsor establishes that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product is designated an Orphan Drug, then the sponsor is entitled to recover its costs and the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product, including limited tax credits and high-priority FDA review of a NDA. In addition, the sponsor that obtains the first marketing approval for a designated Orphan Drug for a given indication is eligible to receive marketing exclusivity for a period of seven years.

Spain. As a manufacturer in Spain, which is a member of the European Union, Laboratorios Belmac is subject to the regulations enacted by the European Union. Prior to Spain's entry into the European Union in 1993, the pharmaceutical regulations in Spain were less stringent and Laboratorios Belmac, along with all Spanish companies, have had to modify their procedures to adapt to the new regulations, which are similar to the regulations promulgated by the United States Food & Drug Administration discussed above. In general, these regulations are essentially consistent with the FDA and require a manufacturer of a proposed pharmaceutical to show efficacy and safety. The development process in Spain goes through the same phases (i.e. I, II, III) as in the United States to assure their safety and efficacy. A dossier on each pharmaceutical is prepared, which takes approximately two years or more for review by the Ministry of Health. The pharmaceutical can then only be sold to the public with a prescription from a medical doctor.

General. Continuing reviews of the utilization, safety, and efficacy of health care products and their components are being conducted by industry, government agencies, and others. Such studies, which employ increasingly sophisticated methods and techniques, can call into question the utilization, safety, and efficacy of previously marketed products and in some cases have resulted, and may in the future result, in the discontinuance of such products and give rise to claims for damages from persons who believe they have been injured as a result of their use. The Registrant has product liability insurance for such potential claims; however, no such claims have ever been asserted against the Registrant.

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

Many countries, directly or indirectly through reimbursement limitations, control the selling price of certain health care products. Furthermore, many developing countries limit the importation of raw materials and finished products. In Western Europe, efforts are under way by the European Union to harmonize technical standards for many products, including drugs and medical devices, and to make more uniform the requirements for marketing approval from the various regulatory agencies. The Registrant is subject to reimbursement status of prescription products in Spain and periodically products are identified as non-reimbursable by the social security system. Although these products can continue to be marketed, the non-reimbursable status could reduce the market size of such products.

Although the Registrant markets disposable linen products in the United States, the majority of the Registrant's sales are in Spain. International operations are subject to certain additional risks inherent in conducting business outside the United States, including price and currency exchange controls, changes in currency exchange rates, limitations on foreign participation in local enterprise, expropriation, nationalization, and other governmental action.

To the best of its knowledge, the Registrant is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position with respect to any of its operations.

EMPLOYEES

The Registrant and its subsidiaries employ approximately 122 people, 5 of whom are employed in the United States and 117 in Spain as of March 26, 1998. Of such employees, approximately 40 are principally engaged in manufacturing activities, 67 in sales and marketing, including 9 independent sales representatives, and 15 in management and administration. In general, the Registrant considers its relations with its employees to be good.

FINANCIAL INFORMATION RELATING TO GEOGRAPHIC AREAS AND FOREIGN OPERATIONS

For information regarding the Registrant's foreign operations, see Note 12 of Notes to Consolidated Financial Statements.

ITEM 2.     PROPERTIES

UNITED STATES

The Registrant's corporate headquarters are located at One Urban Centre, Suite 548, 4830 West Kennedy Boulevard, Tampa, Florida 33609 and presently include 4,900 square feet which are occupied in accordance with a lease agreement which expires in October 1998. The Registrant expects to be able to locate suitable office space prior to expiration of the lease agreement.

SPAIN

Manufacturing is performed at the Registrant's facilities in Zaragoza, Spain. These facilities were renovated in 1995 to comply with the requirements for European GMPs. The facilities, which are owned by the Registrant, consist of approximately 55,000 square feet located in a prime industrial park and seated on sufficient acreage that would allow for future expansion. The manufacturing facility is capable of producing tablets, capsules, suppositories, creams, ointments, lotions, liquids and sachets, as well as microgranulated and microencapsulated products. The facility also includes analytical chemistry, quality control and quality assurance laboratories. The GMPs certification allows the Registrant to undertake contract manufacturing for a number of international pharmaceutical companies either engaged in or contemplating emergence into the Spanish market or for export. The Registrant's administrative offices in Spain are located in Madrid in approximately 5,000 square feet of renovated, leased offices, which leases expire in April 1998. Such leases have been renewed for one additional year and are renewable under the same terms for an additional two years.

The Registrant's facilities are deemed suitable and provide adequate productive capacity for the foreseeable future. In the event the Registrant considers it necessary or appropriate, the Registrant is of the opinion that comparable facilities can be located.

ITEM 3.     LEGAL PROCEEDINGS

Michael M. Harshbarger, a former member of the Registrant's Board of Directors and its former President and Chief Executive Officer filed a suit against the Registrant in November 1993, in the Circuit Court of the Thirteenth Judicial Circuit, State of Florida, Hillsborough County Civil Division, alleging wrongful termination. The plaintiff is seeking monetary damages in excess of $1,400,000. The Registrant views his claim as meritless and intends to vigorously oppose it. The Registrant has filed a counterclaim against Harshbarger for wrongful conversion and civil theft, fraud and deceit, and breach of contract, seeking the return of corporate assets removed by Harshbarger and for restitution related to expenses of a personal nature that he charged to the Registrant's accounts. The Registrant amended its counterclaim to include breach of fiduciary duty. The Registrant is seeking damages from Harshbarger, relating to its counterclaim, in excess of $1,000,000. Harshbarger attempted to use the Americans with Disabilities Act (the "ADA") as a defense to the Registrant's counterclaim; however, the judge ruled in favor of the Registrant's motion to strike Harshbarger's ADA defense. The Registrant has recently filed a motion to set this matter for trial and attempted to secure a trial date. However, since mediation was attempted more than one year ago, the judge ordered another mediation conference before setting this matter for trial. Harshbarger failed to appear at his deposition set in January 1998; consequently, discovery in this matter is still outstanding. On two separate occasions, Harshbarger's counsel has withdrawn from the case, citing irreconcilable differences. As a result, Harshbarger is now representing himself in this matter.

In March 1994 the Registrant formed a partnership, through Healthcare's wholly-owned subsidiary, Belmac Hygiene, Inc., with a wholly-owned subsidiary of Maximed Corporation, which is headquartered in New York, and planned to market, through this partnership, a range of hydrogel based feminine health care products, including a contraceptive, an antiseptic, an antifungal and an antibacterial. In December 1994, the Registrant commenced litigation against its partner claiming interference in the management of the partnership and misrepresentation under the partnership agreement. On January 12, 1996 the Court ruled that the Registrant's reliance on its partner's misrepresentation was not justified and that the Registrant had performed its obligations under the agreement with its partner. Accordingly, the Registrant's claims as well as the counterclaims of its partner were dismissed. On September 25, 1996, the Registrant filed an appeal in the United States Court of Appeals for the Second Circuit. On August 27, 1997, the United States Court of Appeals for the Second Circuit affirmed in part and vacated and remanded in part the judgment of the United States District Court for the Southern District of New York. The appeals court order vacated that portion of the district court judgment that dismissed the Registrant's claim of fraud and remanded the claim to the district court for further proceedings.

Those portions of the district court judgment which dismissed the Registrant's contract claim for breach of warranty, the defendants' counterclaim for fraud and breach of contract and Medstar, Inc.'s action for breach of an alleged guaranty were affirmed. On December 17, 1997, the United States District Court for the Southern District of New York awarded the Registrant a judgment of $7,686,000 relating to its claim of fraud that the Registrant filed against defendants Medstar Inc., Maximed Inc., and Robert S. Cohen, both jointly and severally. On January 16, 1998, the defendants filed a notice of appeal from the judgment. The defendants have not obtained a stay of execution pending appeal, and therefore, efforts to collect the judgment are proceeding. These efforts include a motion that has been filed by the Registrant, for the court to order a sale of Medstar's interest in the partnership. On March 16, 1998, defendants filed their appellate brief and the Registrant's brief is due to be filed on April 16, 1998. Oral argument is scheduled for May 1998. Pending resolution of this dispute, the partnership is not actively engaged in the development of any products.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     Part II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

On July 31, 1990 and March 27, 1996, the Registrant's Common Stock began trading on the American Stock Exchange and the Pacific Exchange, Inc., respectively, under the symbol BNT. The following table sets forth the high and low sales prices for the Common Stock as reported on the American Stock Exchange for the periods indicated.

Quarter Ended                       High Sales Price         Low Sales Price
-------------                       ----------------         ---------------
March 31, 1996                           $2.88                    $2.06
June 30, 1996                             4.13                     2.13
September 30, 1996                        3.94                     2.38
December 31, 1996                         3.75                     2.50

March 31, 1997                           $4.25                    $2.56
June 30, 1997                             3.69                     2.75
September 30, 1997                        3.63                     2.56
December 31, 1997                         3.25                     2.13

As of March 26, 1998 there were 2,015 holders of record of the Registrant's Common Stock, excluding shares held in street name. No dividends have ever been declared or paid on the Registrant's Common Stock and the Registrant does not anticipate paying any dividends in the foreseeable future.

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

         SUMMARY OF OPERATIONS

                                                                 Fiscal Year Ended
                                                                   December 31,
                                        --------------------------------------------------------------------
(In thousands, except per share data)    1997(1)        1996(2)        1995(3)        1994(3)        1993(4)
                                        --------       --------       --------       --------       --------
Sales                                   $ 14,902       $ 23,133       $ 31,437       $ 27,010         19,849

Cost of sales                              8,010         15,638         25,586         21,931         15,100
                                        --------       --------       --------       --------       --------

Gross margin                               6,892          7,495          5,851          5,079          4,749

Operating expenses                         8,438          8,794          8,198          9,050         14,722
                                        --------       --------       --------       --------       --------

Other (income) expense                     2,269          1,174            (21)          (393)           263
                                        --------       --------       --------       --------       --------

Loss before extraordinary item            (3,815)        (2,473)        (2,326)        (3,578)       (10,236)
                                        --------       --------       --------       --------       --------

Net loss                                $ (3,815)      $ (2,919)      $ (2,326)      $ (3,578)      $(10,236)
                                        ========       ========       ========       ========       ========

Loss per Common Share
before extraordinary item               $   (.97)      $   (.79)      $   (.83)      $  (1.56)      $  (6.32)
                                        ========       ========       ========       ========       ========

Basic net loss per Common Share         $   (.97)      $   (.92)      $   (.83)      $  (1.56)      $  (6.32)
                                        ========       ========       ========       ========       ========

Weighted average number of
Common Shares outstanding                  4,072          3,334          2,999          2,395          1,655
                                        ========       ========       ========       ========       ========




BALANCE SHEET INFORMATION
                                                 At December 31,
                          -----------------------------------------------------------
(In thousands)            1997(1)      1996(2)      1995(3)      1994(3)      1993(4)
                          -------      -------      -------      -------      -------
Working capital           $10,648      $ 4,265      $ 3,113      $ 1,928      $ 2,043

Non-current assets          6,034        6,746        6,523        5,644        5,937

Total assets               21,043       16,558       16,290       16,332       16,160

Non-current liabilities     5,439        5,513        2,252          336        2,821

Redeemable Preferred
Stock                       2,338        2,203        2,068        2,256        2,218

Common Stockholders'
Equity                      8,905        3,295        5,316        4,980        2,941

See explanations on the following page.

(1) Revenues declined during 1997 due to the Registrant's divestiture of Chimos/LBF on June 26, 1997. Other (income) expense for the year ended December 31, 1997 includes interest expense of $1,086,000 and a provision for loss on disposition of subsidiary, which totals $591,000, including realized exchange loss of $386,000 due to fluctuations in the currency exchange rates used to translate the foreign currency financial statements and a loss of $205,000 recognized upon the sale of Chimos/LBF. The Regisrant also recorded a provision for income taxes during 1997 totaling $621,000. During the fourth quarter of 1997, the Registrant received proceeds of approximately $9,800,000 from the exercise of approximately 4,900,000 Class A Warrants. See Notes 1, 8, 10 and 11 of Notes to Consolidated Financial Statements.

(2) Revenues in France declined beginning in the second quarter of 1996, due to the March 31, 1996 expiration of the distribution agreement for the product Ceredase, which accounted for approximately 60% of the Registrant's revenues in 1995 and approximately 54% of its revenues in the quarter ended March 31, 1996. Ceredase gross margins, as a percent of sales, were approximately 5% during the quarter ended March 31, 1996. The Registrant completed a public offering in February 1996, whereby it issued $6,900,000 of 12% convertible subordinated debentures and warrants. Consequently, the Registrant incurred interest expense totaling $1,227,000 in 1996. The Registrant incurred an extraordinary charge of $446,000, representing the unamortized discount and issuance costs at the date of repayment of Notes from its October 1995 private placements. Operating expenses for the year ended December 31, 1996 include approximately $340,000, representing a provision for goodwill impairment related to Chimos/LBF. See Notes 1, 8, 10, 13 and 14 of Notes to Consolidated Financial Statements.

(3) The Registrant sold its Spanish marketing rights to its ciprofloxacin antibiotic, Belmacina(R), in 1994 and included the gain thereon (approximately $884,000) in Other (Income) Expense in the year ended December 31, 1994 and recorded the anticipated gain on sale of the related trademark of $380,000 as deferred revenue as of December 31, 1994, which was recognized as revenue in the year ended December 31, 1995. Other
     (Income) Expense for the year ended December 31, 1995 also includes the recognition of income of $360,000 from the commercialization of a certain drug provided by the Registrant's former Chairman and Chief Executive Officer, $533,000 of expense related to the settlement of litigation with the Registrant's former Chief Financial Officer and income of $375,000 due to the reversal of an over-accrual for a liability. See Notes 6, 10 and 13 of Notes to Consolidated Financial Statements.

(4) The year ended December 31, 1993 includes the effects of writing off capitalized costs with respect to the sachet formulation of Biolid(R), its noncrystalline form of erythromycin and a charge to earnings for the settlement of class action litigation.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Registrant is presently an international pharmaceutical and health care company with its primary focus on the manufacturing, marketing and distribution of pharmaceutical and health care products. Historically, substantially all of its revenues have come from its operations in Europe. The Registrant also markets disposable linens to emergency health care services in the United States. In an effort to increase its presence in the United States, the Registrant has entered into a letter of intent to purchase domestic and international rights to a portfolio of branded drugs and a manufacturing facility in Wisconsin from Schwarz Pharma Inc. Although no definitive agreements have been finalized, the letter of intent was recently amended to take into consideration the possible transfer of control of the Registrant's Spanish subsidiary, Laboratorios Belmac, to Schwarz Pharma. The proposal transaction is subject to completion of due diligence, the execution of definitive agreements and approval of the Registrant's Stockholders and Debenture holders.

The Registrant incurred a net loss of $3,815,000 for the year ended December 31, 1997. The Registrant intends to continue to focus its efforts on business activities which management believes should result in operating profits in the future, of which there can be no assurance. To improve its results, the Registrant's management will focus on increasing higher margin pharmaceutical and health care product sales, controlling expenses through its austerity program, careful prioritization of research and development projects resulting in continued low overall research and development expenditures, and potentially acquiring marketable products or profitable companies in the United States or Europe that are compatible with the Registrant's strategy for growth. (See "--Liquidity and Capital Resources"). The Company sold its French subsidiary, Chimos/LBF in June 1997. Sales generated by Chimos/LBF began to decline in the second quarter of 1996 due to the expiration of a distribution agreement for the product Ceredase. For business segment information on the Registrant's operations outside the United States, see Note 12 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1997 VERSUS FISCAL YEAR ENDED DECEMBER 31, 1996

The Registrant reported revenues of $14,902,000 and a net loss of $3,815,000 or $.97 per common share for the year ended December 31, 1997 compared to revenues of $23,133,000 and a net loss of $2,919,000 or $.92 per common share for the same period in the prior year.

Sales and Cost of Sales. The 36% decrease in revenues is primarily attributable to an 83% decrease in sales by the Registrant's French subsidiary, Chimos/LBF, to $2,029,000. The decrease in Chimos/LBF's revenues is due to its divestiture on June 26, 1997, combined with a decrease in its sales prior to the divestiture. This decrease was partially offset by a 28% increase in sales (calculated in local currency) by the Registrant's Spanish subsidiary, Laboratorios Belmac. However, fluctuation in foreign currency exchange rates reduced the increase in sales to 11%, when reported in U.S. dollars, to $12,491,000. The Registrant's revenues began to decline beginning in the second quarter of 1996, due to the March 31, 1996 expiration of its distribution agreement for the product, Ceredase, which accounted for approximately 60% of its revenues in the year ended December 31, 1995. Ceredase gross margins, as a percent of sales, were approximately 5%. Gross margins for the year ended December 31, 1997 improved to 46% when compared to gross margins of 32% in the prior year, primarily as a result of the higher proportion of sales from Laboratorios Belmac, whose sales generate significantly higher gross margins than those of Chimos/LBF, as well as the loss of low-margin Ceredase sales. Chimos/LBF generated relatively low gross margins (approximately 21% for the year ended December 31, 1997) compared to Laboratorios Belmac, which experienced substantially higher margins (approximately 51% for the year ended December 31, 1997).

Operating Expenses. Selling, general and administrative expenses were $7,819,000 for the year ended December 31, 1997 compared to $7,923,000 for the same period in the prior year. Chimos/LBF's divestiture in June 1997 resulted in lower selling, general and administrative expenses in France; however, this decrease was partially offset by increased selling expenses incurred by the Spanish subsidiary to support the increase in sales volume generated during the year ended December 31, 1997. The Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $324,000 for the year ended December 31, 1997 compared to $29,000 for the prior year. The research and development expenditures for the year ended December 31, 1997 were primarily related to bio-equivalency studies, which are necessary in order to obtain approval to export products from Spain to other countries. The modest expenditures in research and development reflect the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures in view of its limited resources.

Depreciation and amortization expenses were $295,000 for the year ended December 31, 1997, compared to $502,000 for the same period of the prior year. The decrease is primarily due to (i) the divestiture of Chimos/LBF; and (ii) the disposal of certain fixed assets during 1996 as a result of the Registrant's move to smaller, more cost effective office space.

Other Income/Expense. Interest expense was $1,086,000 for the year ended December 31, 1997 compared to $1,227,000 for the same period of the prior year. The decrease reflects primarily the effect of retiring high-yield promissory notes in February 1996, using proceeds from the Public Offering, thereby lowering the effective interest rate on outstanding debt, offset by higher outstanding balances on short term borrowings, which are used to finance working capital needs. Interest income was $123,000 for the year ended December 31, 1997 compared to $103,000 for the same period of the prior year. The slight increase is due to interest earned on higher short-term interest bearing investment balances in the current year, which resulted from the proceeds of the exercise of approximately 4,900,000 Class A Warrants during the fourth quarter of 1997.

Other (income) expenses for the year ended December 31, 1997 includes a provision for loss on disposition of subsidiary, which totals $591,000, including realized exchange loss of $386,000, due to fluctuations in the currency exchange rates used to translate the foreign currency financial statements and a loss of $205,000 recognized upon the sale of Chimos/LBF. Other (income) expenses in 1996 are primarily comprised of the loss of approximately $71,000 recognized upon the disposition of certain unnecessary fixed assets and leasehold improvements associated with the Registrant's relocation to smaller, more cost effective, office space in April 1996.

The Registrant recorded a provision for income taxes totaling $621,000 for the year ended December 31, 1997. The income tax expense was $280,000 (domestic) and $341,000 (foreign) and resulted from U.S. alternative minimum taxes and certain nondeductible expenses in Spain.

The Registrant reported a loss from operations for the year ended December 31, 1997 of $1,546,000 compared to a loss from operations of $1,299,000 in the prior year, which was the combined result of lower sales, partially offset by higher gross margins and lower operating expenses. The effect of combining non-operating items, primarily (i) interest expense of $1,086,000, and (ii) the loss of $591,000 upon the disposition of the Registrant's French subsidiary, and (iii) income tax expenses of $621,000, resulted in a net loss of $3,815,000, or $.97 per common share for the year ended December 31, 1997. Non-operating items in the comparable period of the prior year included primarily (i) interest expense of $1,227,000, and (ii) a loss recognized upon the extinguishment of debt of approximately $446,000, which, when combined with the loss from operations, resulted in a net loss of $2,919,000, or $.92 per common share for the prior year.

The Registrant utilizes software and related technologies throughout its business that will be affected by the "Year 2000 problem" which is common to most businesses, and concerns the inability of information systems, primarily computer software programs, to recognize and process date sensitive information properly as the year 2000 approaches. An internal study is currently under way to determine the full scope and related costs of the Year 2000 problem to ensure that the Registrant's systems continue to meet its internal needs and those of its customers. The Registrant currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. While it is not possible, at present, to give an accurate estimate of the cost of this project, the Registrant expects that such costs could possibly be material to its results of operations in one or more fiscal quarters or years, but will not have a material adverse impact on the long-term results of operations, liquidity or consolidated financial position of the Registrant. System maintenance or software modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

FISCAL YEAR ENDED DECEMBER 31, 1996 VERSUS FISCAL YEAR ENDED DECEMBER 31, 1995

The Registrant reported revenues of $23,133,000 and a net loss of $2,919,000 or $.92 per common share for the year ended December 31, 1996 compared to revenues of $31,437,000 and a net loss of $2,326,000 or $.83 per common share for the prior year.

Sales and Cost of Sales. The 26% decrease in revenues was primarily attributable to a 52% decrease in sales by the Registrant's French subsidiary, Chimos/LBF, to $11,625,000, which was partially offset by a 68% increase in sales by the Registrant's Spanish subsidiary, Laboratorios Belmac, to $11,299,000, for the year ended December 31, 1996. As previously reported, revenues declined beginning in the second quarter of 1996, due to the March 31, 1996 expiration of its distribution agreement for the product

Ceredase, which accounted for approximately 60% of the Registrant's revenues in the year ended December 31, 1995. Ceredase gross margins, as a percent of sales, were approximately 5%. Gross margins for the year ended December 31, 1996 improved to 32% when compared to gross margins of 19% in the prior year, primarily as a result of the more rapid rate of growth in sales at Laboratorios Belmac, whose sales generated significantly higher gross margins than those of Chimos/LBF, as well as the loss of low-margin Ceredase sales. The Registrant's distribution operations in France, Chimos/LBF, generated relatively low gross margins (approximately 12% for the year ended December 31, 1996) as opposed to the Registrant's Spanish subsidiary, Laboratorios Belmac, which experienced substantially higher margins (approximately 53% for the year ended December 31, 1996).

Operating Expenses. Selling, general and administrative expenses were $7,923,000 for the year ended December 31, 1996 compared to $7,204,000 for the prior year. Overall, selling, general and administrative expenses increased and the composition changed as a result of increased selling expenses incurred by the Spanish subsidiary, which were necessary in order to sustain the increase in sales volume that the Spanish sales force had generated in the year ended December 31, 1996. This increase was offset in part by a decrease in selling, general and administrative expenses by Chimos/LBF, primarily due to the loss of Ceredase sales, during the year ended December 31, 1996.

Research and development expenses were $29,000 for the year ended December 31, 1996 compared to $444,000 for the prior year. The Registrant's management has shifted the focus from research and development to a more cost-effective strategy of acquiring late-stage development compounds that can be marketed within one year as well as currently marketed products. As a result of this shift in operations, the Registrant has decreased its research and development spending over the past few years. Research and development activities have been performed, under contract, by various universities and consulting research laboratories.

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

Other Income/Expense. Interest expense was $1,227,000 for the year ended December 31, 1996 compared to $563,000 for the prior year. The $664,000 increase reflected interest expense arising primarily from (i) the Notes sold by the Registrant in its October 1995 private placements, which Notes were paid with the proceeds of the Public Offering completed in February 1996 and (ii) the Debentures sold in the February 1996 Public Offering. The Registrant incurred an extraordinary charge of $446,000, representing the unamortized discount and issuance costs at the date of repayment of the

Notes from its October 1995 private placements. Interest income was $103,000 for the year ended December 31, 1996 compared to $3,000 for the prior year. The increase was with respect to interest earned on the proceeds of the Public Offering and cash collected from Ceredase receivables which were temporarily invested in short-term interest bearing investments included in cash and cash equivalents in the Balance Sheet.

Other (income) expense, net of $50,000 for the year ended December 31, 1996, was substantially lower than other (income) expense, net of ($581,000) for the prior year, which was primarily comprised of ($360,000) related to settlement of litigation, a ($380,000) gain recognized upon the sale of the Registrant's Belmacina trademark in Spain and the effect of a reversal of an over-accrual of a liability related to the proposed sale of Biolid(R), which did not occur, in the amount of ($375,000), offset by a charge of $533,000 for cancellation of the stock subscription receivable and related interest from a former officer of the Registrant.

Although the Registrant reported a 26% decrease in sales, the improved gross margins of 32% and controlled spending with respect to operating expenses in the year ended December 31, 1996, resulted in a $1,048,000 improvement in its loss from operations from $2,347,000 in the prior year to $1,299,000 for the year ended December 31, 1996. The 1996 loss from operations included a charge of $340,000 for a provision for goodwill impairment related to the proposed Chimos disposition. This improvement was offset by interest expense associated with (i) the Notes sold by the Registrant in its October 1995 private placements, and
(ii) the Debentures sold in the February 1996 Public Offering, resulting in a net loss of $2,919,000, or $.92 per common share for the year ended December 31, 1996, compared to a net loss of $2,326,000, or $.83 per common share for the prior year.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Total assets increased from $16,558,000 at December 31, 1996 to $21,043,000 at December 31, 1997, while Common Stockholders' Equity increased from $3,295,000 at December 31, 1996 to $8,905,000 at December 31, 1997. The increase in Common Stockholders' Equity reflects primarily the exercise of approximately 4,900,000 Class A Warrants during the fourth quarter of 1997, partially offset by the fluctuation in the exchange rates of European currencies compared to the U.S. Dollar and the loss incurred by the Registrant for the year ended December 31, 1997.

The Registrant's working capital increased from $4,265,000 at December 31, 1996 to $10,648,000 at December 31, 1997. The increase in working capital is primarily attributable to the fourth quarter exercise of approximately 4,900,000 Class A Warrants, partially offset by the fluctuation of foreign currency exchange rates and the net cash used by the Registrant's operating activities.

Cash and cash equivalents increased from $4,425,000 at December 31, 1996 to $11,117,000 at December 31, 1997, primarily as the combined result of proceeds from the exercise, during the fourth quarter of 1997, of approximately 4,900,000 Class A Warrants and proceeds from short-term borrowings and stock options/warrants exercises, offset by cash used for operational purposes and, the effect of foreign exchange rate changes on cash balances. Included in cash and cash equivalents are approximately $10,860,000 of short-term investments considered to be cash equivalents.

Accounts receivable decreased from $3,632,000 at December 31, 1996 to $2,428,000 at December 31, 1997 due to a combination of the disposition of the Registrant's French subsidiary and foreign currency exchange rate fluctuations, which were offset by higher receivables resulting from increased sales in Spain. The Registrant has not experienced any material delinquent accounts. Inventories decreased to $714,000 at December 31, 1997 compared to $945,000 at December 31, 1996, due to the disposition of the Registrant's French subsidiary and the fluctuation of foreign currency exchange rates, which were partially offset by an increase in inventory levels in Spain to accommodate the increase in sales volume.

Prepaid expenses and other current assets increased from $644,000 at December 31, 1996 to $750,000 at December 31, 1997 due to a combination of the disposition of the Registrant's French subsidiary and the effect of foreign currency exchange rate fluctuations, which were offset by a combination of
(i) expenditures for marketing and promotional items which will be utilized by the Registrant's Spanish subsidiary during 1998 and (ii) pre-payment for certain bio-equivalency studies which are scheduled to take place during 1998.

Accounts payable and accrued expenses decreased from $4,528,000 at December 31, 1996 to $3,216,000 at December 31, 1997 due to the combined effect of (i) the disposition of the Registrant's French subsidiary; (ii) the effect of foreign currency exchange rate fluctuations; and (iii) the reversal of an amount owed for a drug license in Spain, for which the proposed purchase by the Registrant was canceled, partially offset by income taxes payable totaling $608,000.

Fixed assets, net decreased from $3,544,000 at December 31, 1996 to $2,918,000 at December 31, 1997, due to recurring depreciation charges and a fluctuation in foreign currency exchange rates.

Drug licenses and related costs, net decreased from $1,475,000 at December 31, 1996 to $691,000 at December 31, 1997, due to a combination of recurring amortization charges, the effect of foreign currency exchange rate fluctuations and the cancellation of the proposed purchase of a drug license in Spain.

Other non-current assets increased from $1,727,000 at December 31, 1996 to $2,425,000 at December 31, 1997 primarily due to capitalization of approximately $546,000 of pre-acquisition costs, including a non-refundable $100,000 deposit paid for the proposed acquisition of certain assets owned by Schwarz Pharma, Inc. and other possible acquisitions, offset by amortization costs related to the 1996 Public Offering.

Long term debt increased from $5,164,000 at December 31, 1996 to $5,329,000 at December 31, 1997, due primarily to accretion recorded on the

Debentures issued in the February 1996 Public Offering.

Investing activities provided net cash of $396,000 during the year ended December 31, 1997. Financing activities for the year ended December 31, 1997 provided net cash of $10,711,000 and operating activities for the year ended December 31, 1997 used net cash of $3,982,000.

Seasonality. In the past, the Registrant has experienced lower sales in certain calendar quarters of each year, although the Registrant has not experienced fluctuations due to seasonality during the year ended December 31, 1997 and does not currently expect fluctuations due to seasonality. Should the Registrant begin large sales of a pharmaceutical product whose sales are seasonal, seasonality of sales may become more significant.

Currency. A substantial amount of the Registrant's business is conducted in Europe and is therefore influenced by the extent to which there are fluctuations in the dollar's value against other currencies. The effect of foreign currency fluctuations on long lived assets for the year ended December 31, 1997 was a decrease of $774,000 and the cumulative historical effect was a decrease of $1,855,000, as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. Although exchange rates fluctuated significantly in recent years, the Registrant does not believe that the effect of foreign currency fluctuation is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation. Nonetheless, the Registrant does not plan to modify its business practices. The Registrant relies primarily upon financing activities to fund the operations of the Registrant in the United States. In the event that the Registrant is required to fund United States operations or cash needs with funds generated in Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

Financings. An aggregate of 6,900 Units (the "Units") were sold in a February 1996 Public Offering. Each Unit consisted of a One Thousand Dollars ($1,000) Principal Amount 12% Convertible Senior Subordinated Debenture due February 13, 2006 (the "Debentures") and 1,000 Class A Redeemable Warrants, each to purchase one share of Common Stock and one Class B Redeemable Warrant. Two Class B Redeemable Warrants entitle a holder to purchase one share of Common Stock. The Debentures and Class A Redeemable Warrants initially traded only as a Unit but began trading separately on May 29, 1996. Interest on the Debentures is payable quarterly. The Debentures are convertible prior to maturity, unless previously redeemed, at any time commencing February 14, 1997 (the "Anniversary Date") into shares of Common Stock at a conversion price per share of $2.50. Gross and net proceeds (after deducting underwriting commissions and the other expenses of the offering) were approximately $6,900,000 and $5,700,000, respectively, a portion of which were used to retire $1,770,000 principal balance of debt incurred in previous private placements.

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

In order to generate working capital necessary to sustain the Registrant's long range strategic objectives, the Registrant temporarily lowered the exercise price on its Class A and Class B redeemable warrants. Effective September 16, 1997, the exercise price of the Class A warrants was lowered by $1.00, to $2.00 each. This exercise period at the reduced price expired on December 5, 1997. After this date, the Class A warrants reverted back to the original exercise price of $3.00 per share until their expiration on February 14, 1999.

Holders of the Registrant's Class A warrants exercised approximately 70% of the outstanding Class A redeemable warrants (approximately 4,900,000 Class A warrants), which generated approximately $9,800,000 in proceeds to the Registrant. The exercise of the Class A warrants resulted in issuance of approximately 4,900,000 shares of Common Stock and approximately 4,900,000 Class B warrants.

The exercise price of the Registrant's Class B redeemable warrants was also temporarily lowered by $2.00, to $3.00 as to each two Class B warrants effective September 16, 1997 through January 13, 1998. After January 13, 1998, the warrants reverted back to the original exercise price of $5.00 per share until their expiration on February 14, 2001.

Given the Registrant's current liquidity and significant cash balances and considering its future strategic plans, the Registrant should have sufficient liquidity to fund operations and further its strategic objectives. The Registrant, however, continues to explore alternative sources for financing its business. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development and the sale of certain of the assets of, or its subsidiary. As discussed previously, the Registrant has entered into a letter of intent to acquire pharmaceutical products and a manufacturing facility in the United States. The Registrant must finance the acquisition of these assets and is exploring various options intended to secure such financing. The Registrant has amended its letter of intent to take into consideration the possible transfer of control of its Spanish subsidiary to Schwarz Pharma, Inc.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in or incorporated by reference into this Annual Report on Form 10-K which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Registrant, the occurrence of which involve certain risks and uncertainties that could cause the Registrant's actual results to differ materially from those expected by the Registrant, including the history of operating losses; uncertainty of future financial results; possible negative cash flow from operating activities; additional financing requirements; no assurance of successful and timely development of new products; risks inherent in pharmaceutical development; dependence on regulatory approvals; uncertainty of pharmaceutical pricing or profitability; unpredictability of patent protection; rapid technological change; competition; and other uncertainties detailed in the Registrant's Registration Statement on Form S-3 (SEC File No. 333-28593) declared effective by the Securities and Exchange Commission on June 10, 1997 and any amendments thereto.

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

                                Position of the                       Year First
                                Registrant                 Class of     Became
Name                   Age      Presently Held             Director    Director
----                   ---      --------------             --------    --------

James R. Murphy        48       Chairman, President,          III         1993
                                Chief Executive Officer
                                and Director

Robert M. Stote        58       Senior Vice President,        III         1993
                                Chief Operating Officer
                                and Director

Michael D. Price       40       Vice President,                I          1995
                                Chief Financial Officer,
                                Treasurer,  Secretary and
                                Director

Randolph W. Arnegger   54       Director                       II         1994

Charles L. Bolling     74       Director                       II         1991

Michael McGovern       54       Director                       *          1997


* Indicates that person named was appointed to the Board of Directors to serve until the next Annual Meeting of Stockholders.

James R. Murphy became President and Chief Operating Officer of the Registrant in September 1994, was named Chief Executive Officer effective January 1995 and became Chairman of the Board in June 1995. Prior to rejoining the Registrant, Mr. Murphy served as Vice President of Business Development at MacroChem Corporation, a publicly owned pharmaceutical company, from March 1993 through September 1994. From September 1992 until March 1993, Mr. Murphy served as a Consultant to the pharmaceutical industry with his primary efforts directed toward product licensing. Prior thereto, Mr. Murphy served as Director - Worldwide Business Development and Strategic Planning of the Registrant from December 1991 to September 1992. Mr. Murphy previously spent 14 years in basic pharmaceutical research and product development with SmithKline Corporation and in international business development with contract research laboratories. Mr. Murphy received a B.A. in Biology from Millersville University and attended the Massachusetts School of Law in 1993 and 1994.

Robert M. Stote, M.D. became Senior Vice President and Chief Science Officer of the Registrant in March 1992 and was named Chief Operating Officer in March 1998. Prior to joining the Registrant, Dr. Stote was employed for 20 years by Smith Kline Beecham Corporation serving as Senior Vice President and Medical Director, Worldwide Medical Affairs from 1989 to 1992, and Vice President-Clinical Pharmacology-Worldwide from 1987 to 1989. From 1984 to 1987, Dr. Stote was Vice President-Phase I Clinical Research, North America. Dr. Stote was Chief of Nephrology at Presbyterian Medical Center of Philadelphia from 1972 to 1989 and was Clinical Professor of Medicine at the University of Pennsylvania. Dr. Stote serves as a Director of Collaborative Research, Inc. Dr. Stote received a B.S. in Pharmacy from the Albany College of Pharmacy, an M.D. from Albany Medical College and is Board Certified in Internal Medicine and Nephrology. He was a Fellow in Nephrology and Internal Medicine at the Mayo Clinic and is currently a Fellow of the American College of Physicians.

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

Randolph W. Arnegger is the President of Targeted Marketing, a developer and producer of continuing medical education programs, medically oriented direct mail programs and medical convention programs, a position he has held since 1986. Prior thereto, Mr. Arnegger served as Vice President of Account Services for Curtin & Pease/Peneco, a national direct mail firm, and Vice President for Pro Clinica, a medical advertising agency in New York.

Charles L. Bolling served from 1968 to 1973 as Vice President of Product Management and Promotion (U.S.), from 1973 to 1977 as Vice President of Commercial Development and from 1977 to 1986 as Director of Business Development (International) at SmithKline & French Laboratories. Mr. Bolling has been retired since 1986.

Michael McGovern serves as President of McGovern Enterprises, a provider of corporate and financial consulting services, which he founded in 1975. Mr.
McGovern is Chairman of the Board of Specialty Surgicenters, Inc., and is a Director on the corporate boards of North Fulton Bancshares, Suburban Lodges of America Inc., Career Publishing Network, L.L.C., Training Solutions Interactive Inc., and the Reynolds Development Company. Mr. McGovern received a B.S. and M.S. in accounting and his Juris Doctor from the University of Illinois. Mr. McGovern is a Certified Public Accountant and a member of the State Bar of Georgia and the American Bar Association.

The Registrant is currently in arrears on four annual dividend payments on its Series A Preferred Stock and, therefore, the holders of the Series A Preferred Stock have the right, as a class, to elect two additional members of the Registrant's Board of Directors. As of the date hereof, the holders have not exercised such right.

The Registrant's Articles of Incorporation and By-Laws provide for a classified Board of Directors. The Board is divided into three classes, designated Class I, Class II and Class III. The directors included in Class II above and the director designated with * will hold office until the 1998 Annual Meeting of Stockholders. The directors included in Class III above will hold office until the 1999 Annual Meeting of Stockholders. The director included in Class I above will hold office until the 2000 Annual Meeting of Stockholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant's executive officers and directors, and any persons who own more than 10% of any class of the Registrant's equity securities, to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and the American Stock Exchange and to furnish the Registrant with copies of such reports. To the Registrant's knowledge during the year ended December 31, 1997, all Section 16(a) filing requirements have been satisfied.

ITEM 11.    EXECUTIVE COMPENSATION

The  information  called for by this item is  incorporated  by  reference to the
Registrant's   definitive  Proxy  Statement  for  the  1998  Annual  Meeting  of
Stockholders to be filed pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  information  called for by this item is  incorporated  by  reference to the
Registrant's   definitive  Proxy  Statement  for  the  1998  Annual  Meeting  of
Stockholders to be filed pursuant to Regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  called for by this item is  incorporated  by  reference to the
Registrant's   definitive  Proxy  Statement  for  the  1998  Annual  Meeting  of
Stockholders to be filed pursuant to Regulation 14A.

                                     Part IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                     Page Herein
                                                                     -----------

(a)   The following documents are filed as a part of this report:

      (1) Financial Statements:

      Independent Auditors' Report                                   F-1

      Consolidated Balance Sheets as of December 31, 1997 and
      1996                                                           F-2

      Consolidated Statements of Operations for the years
      ended December 31, 1997, 1996 and 1995                         F-3

      Consolidated Statements of Changes in Common
      Stockholders' Equity for the years ended December 31,
      1997, 1996 and 1995                                            F-4

      Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995                               F-5 to F-6

      Notes to Consolidated Financial Statements                     F-7 to F-27

      (2) Financial Statement Schedule:

      Independent Auditors' Report on Financial Statement Schedule   F-28

      Schedule II - Valuation and qualifying accounts and reserves   F-29

      All other schedules have been omitted because they are inapplicable or are not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

                                  EXHIBIT INDEX





            (3) Exhibits filed as part of this report:

Exhibit
Number                                     Description
-------     --------------------------------------------------------------------

3.1 Articles of Incorporation of the Registrant, as amended and restated. (Reference is made to Exhibit 3.1 to the Registrant's Amendment No. 1 on Form S-3 to its Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

3.2*        Bylaws of the Registrant, as amended and restated.

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

4.4*        Registrant's Amended and Restated 1991 Stock Option Plan.

4.5 Form of Non-qualified Stock Option Agreement under the Registrant's 1991 Stock Option Plan. (Reference is made to Exhibit 4.25 to the Registrant's Form 10-K dated June 30, 1992, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.6 Subscription Agreement between the Registrant and Bodel Inc. dated November 23, 1993. (Reference is made to Exhibit 4.20 to the Registrant's Form 10-K filed December 31, 1993, Commission File No. 1-10581, which Exhibit is incorporated herein by reference.)

Exhibit
Number                                     Description
-------     --------------------------------------------------------------------

4.7 Warrants issued by the Registrant to Grant Harshbarger, dated November 11, 1993 and November 17, 1993, respectively. (Reference is made to Exhibit 4.8 to the Registrant's Registration Statement on Form S-3, Commission File No. 33-69946, which exhibit is incorporated herein by reference.)

4.8 Warrants issued by the Registrant to Healthcare Capital Investments, Inc., dated November 11, 1993 and November 17, 1993, respectively. (Reference is made to Exhibit 4.9 to the Registrant's Registration Statement on Form S-3, Commission File No. 33-69946, which exhibit is incorporated herein by reference.)

4.9 Form of Indenture relating to the Registrant's $1,000 Principal Amount 12% Senior Convertible Subordinated Debentures due February 13, 2006 (with the Form of Debenture attached thereto as Exhibit A.) (Reference is made to Exhibit 4.28 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

4.10 Form of Warrant Agreement, including form of Class A and Class B Warrant. (Reference is made to Exhibit 4.29 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

4.11 Form of Underwriter Warrant. (Reference is made to Exhibit 4.30 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

4.12 Form of Unit Certificate. (Reference is made to Exhibit 4.31 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

4.13 Agreement between the Registrant and Marsing & Co. Ltd., A.S. dated June 26, 1997. (Reference is made to Exhibit 2.1 to the Registrant's Form 8-K filed July 10, 1997, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

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

Exhibit
Number                                     Description
-------     --------------------------------------------------------------------

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

21.1*       Subsidiaries of the  Registrant.

23.1*       Consent of Deloitte & Touche LLP.

27.1*       Financial Data Schedule.

---------------

*     Filed herewith.

(b)         Reports on Form 8-K filed during the fiscal  quarter ended  December
            31, 1997:

            None.

            Subsequent to December 31, 1997, the Registrant filed the following Reports on Form 8-K:

            None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BENTLEY PHARMACEUTICALS, INC.

                                        By:  /s/ James R. Murphy
                                             ----------------------------
                                             James R. Murphy
                                             Chairman, President and
                                             Chief Executive Officer
                                             Date:  March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                              Date

/s/ James R. Murphy            Chairman, President,               March 30, 1998
------------------------       Chief Executive Officer
James R. Murphy                and Director (principal
                               executive officer)


/s/ Robert M. Stote            Senior Vice President,             March 30, 1998
------------------------       Chief Science Officer
Robert M. Stote, M.D.          and Director )


/s/ Michael D. Price           Vice President,                    March 30, 1998
------------------------       Chief Financial Officer
Michael D. Price               Treasurer, Secretary, and
                               Director (principal financial
                               and accounting officer)

/s/ Randolph W. Arnegger       Director                           March 30, 1998
------------------------
Randolph W. Arnegger


/s/ Charles L. Bolling         Director                           March 30, 1998
------------------------
Charles L. Bolling


/s/ Michael McGovern           Director                           March 30, 1998
------------------------
Michael McGovern

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Bentley Pharmaceuticals, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheets of Bentley Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Tampa, Florida
March 27, 1998

                          BENTLEY PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)                           December 31,
                                                            --------------------
                                                              1997        1996
                                                            --------    --------
ASSETS

Current assets:
 Cash and cash equivalents                                  $ 11,117    $  4,425
 Investments                                                    --           166
 Receivables                                                   2,428       3,632
 Inventories                                                     714         945
 Prepaid expenses and other                                      750         644
                                                            --------    --------
  Total current assets                                        15,009       9,812
                                                            --------    --------
Fixed assets, net                                              2,918       3,544
Drug licenses and related costs, net                             691       1,475
Other non-current assets, net                                  2,425       1,727
                                                            --------    --------
                                                            $ 21,043    $ 16,558
                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                          $  1,493    $  2,998
  Accrued expenses                                             1,723       1,530
  Short term borrowings                                        1,140       1,014
  Current portion of long term debt                                5           5
                                                            --------    --------
    Total current liabilities                                  4,361       5,547
                                                            --------    --------
Long term debt, net                                            5,329       5,164
                                                            --------    --------
Other non-current liabilities                                    110         349
                                                            --------    --------

Commitments and contingencies

Redeemable preferred stock, $1.00 par value,
     authorized 2,000 shares:
     Series A, issued and outstanding, 60 shares               2,338       2,203
                                                            --------    --------

Common Stockholders' Equity:
 Common stock,  $.02 par value, authorized 35,000 shares,
   issued and outstanding, 8,426 and 3,345 shares                168          67
 Stock  purchase  warrants (to purchase 6,122 and 8,304
   shares of common stock)                                       192         435
Paid-in capital in excess of par value                        81,382      71,146
Stock subscriptions receivable                                 --          (105)
Accumulated deficit                                         (70,982)    (67,167)
Cumulative foreign currency translation adjustment           (1,855)     (1,081)
                                                            --------    --------
                                                               8,905       3,295
                                                            --------    --------
                                                            $ 21,043    $ 16,558
                                                            ========    ========




                The accompanying Notes to Consolidated Financial
                    Statements are an integral part of these
                              financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)                    For the Year Ended
                                                            December 31,
                                                  --------------------------------
                                                    1997        1996        1995
                                                  --------    --------    --------
Sales                                             $ 14,902    $ 23,133    $ 31,437
Cost of sales                                        8,010      15,638      25,586
                                                  --------    --------    --------
Gross margin                                         6,892       7,495       5,851

Operating expenses:
 Selling, general and administrative                 7,819       7,923       7,204

 Research and development                              324          29         444
 Depreciation and amortization                         295         502         550
 Provision for goodwill impairment                    --           340        --
                                                  --------    --------    --------
   Total operating expenses                          8,438       8,794       8,198
                                                  --------    --------    --------
 Loss from operations                               (1,546)     (1,299)     (2,347)

Other (income) expenses:
  Interest expense                                   1,086       1,227         563
  Interest income                                     (123)       (103)         (3)
  Loss on disposition of subsidiary                    591        --          --
  Other (income) expense, net                           94          50        (581)
                                                  --------    --------    --------
Loss before income taxes and extraordinary item     (3,194)     (2,473)     (2,326)
Provision for income taxes                             621        --          --
                                                  --------    --------    --------
Loss before extraordinary item                      (3,815)     (2,473)     (2,326)
Extraordinary item-extinguishment of debt             --           446        --
                                                  --------    --------    --------
Net loss                                          ($ 3,815)   ($ 2,919)   ($ 2,326)
                                                  ========    ========    ========
Loss per common share before extraordinary item   ($  0.97)   ($  0.79)   ($  0.83)
Extraordinary item - extinguishment of debt           --         (0.13)       --
                                                  --------    --------    --------
Basic net loss per common share                   ($  0.97)   ($  0.92)   ($  0.83)
                                                  ========    ========    ========
Weighted average common shares outstanding           4,072       3,334       2,999
                                                  ========    ========    ========


                The accompanying Notes to Consolidated Financial
                    Statements are an integral part of these
                              financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

(In thousands, except per share data)
                                                  $.02 Par Value
                                                   Common Stock       Additional                Other
                                                -------------------     Paid-In   Accumulated   Equity
                                                 Shares     Amount      Capital    Deficit   Transactions   Total
                                                --------   --------    --------    --------    --------    --------
Balance at December 31, 1994                       2,977   $     60    $ 69,493    ($61,922)   ($ 2,651)   $  4,980
 Private placements of common stock, net             251          5         465        --          --           470
 Stock subscriptions received                       --         --          --          --           562         562
 Stock subscriptions revaluation/cancellation       --         --          (351)       --           883         532
 Conversion of redeemable preferred stock              3       --           340        --          --           340
 Issuance of stock purchase warrants                --         --          --          --           150         150
 Conversion of stock purchase warrants                90          2         212        --          --           214
 Common stock issued as compensation                   9       --            58        --          --            58
 Miscellaneous                                      --           (1)        (18)       --          --           (19)
 Accrual of dividends - preferred stock             --         --          (152)       --          --          (152)
 Foreign currency translation adjustment            --         --          --          --           507         507
 Net loss                                           --         --          --        (2,326)       --        (2,326)
                                                --------   --------    --------    --------    --------    --------
Balance at December 31, 1995                       3,330         66      70,047     (64,248)       (549)      5,316
 Public offering of units, net                      --         --         1,184        --           285       1,469
 Common stock issued as compensation                  15          1          50        --          --            51
 Accrual of dividends-preferred stock               --         --          (135)       --          --          (135)
 Foreign currency translation adjustment            --         --          --          --          (487)       (487)
 Net loss                                           --         --          --        (2,919)       --        (2,919)
                                                --------   --------    --------    --------    --------    --------

Balance at December 31, 1996                       3,345         67      71,146     (67,167)       (751)      3,295
 Exercise of Class A Redeemable Warrants           4,899         98       9,902        --          (202)      9,798
 Exercise of other stock options/warrants            172          3         570        --          (150)        423
 Exercise of underwriter warrants                   --         --            30        --             7          37
 Conversion of Debentures                              9       --            23        --          --            23
 Issuance of stock options/warrants                 --         --           (51)       --           102          51
 Common stock issued as compensation                   1       --             2        --          --             2
 Accrual of dividends-preferred stock               --         --          (135)       --          --          (135)
 Stock subscription receivable cancellation         --         --          (105)       --           105          --
 Foreign currency translation adjustment            --         --            --        --          (774)       (774)
 Net loss                                           --         --            --      (3,815)       --        (3,815)
                                                --------   --------    --------    --------    --------     --------

Balance at December 31, 1997                       8,426   $    168    $ 81,382    ($70,982)   ($ 1,663)   $  8,905
                                                ========   ========    ========    ========    ========    ========





           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the Year Ended
                                                                                December 31,
                                                                        -----------------------------
(In thousands)                                                           1997       1996       1995
                                                                        -------    -------    -------
Cash flows from operating activities:
 Loss before extraordinary item                                         ($3,815)   ($2,473)   ($2,326)
 Adjustments to reconcile loss before extraordinary item to
  net cash used in operating activities:
  Depreciation and amortization                                             295        502        550
  Loss on disposition of subsidiary                                         591       --         --
  Extraordinary item-extinguishment of debt                                --         (446)      --
  Provision for goodwill impairment                                        --          340       --
  Loss on disposal of fixed assets                                         --           79       --
  Gain on sale of Belmacina(R)                                             --         --         (380)
  Cancellation of stock subscription receivable                            --         --          532
  Other non-cash items                                                      267        468        610
(Increase) decrease in assets and increase (decrease) in liabilities:
   Receivables                                                             (137)      2,991        150
   Inventories                                                             (229)        43       (297)
   Prepaid expenses and other current assets                               (340)      (272)      (270)
   Other assets                                                            (649)       (93)      (160)
   Accounts payable and accrued expenses                                    257       (716)    (2,246)
   Other liabilities                                                       (222)      (496)       500
                                                                        -------    -------    -------
    Net cash used in operating activities                                (3,982)       (73)    (3,337)
                                                                        -------    -------    -------
Cash flows from investing activities:
 Proceeds from sale of investments                                          166        161        214
 Purchase of investments                                                     --       (166)      (147)
 Net proceeds from disposition of subsidiary                                378         --         --
 Additions to fixed assets                                                 (108)      (170)      (603)
 Acquisition of Spanish drug license                                        (40)        --       (156)
 Proceeds from sale of Belmacina(R)                                          --         --      1,140
 Investment in partnership                                                   --         --        (13)
                                                                        -------    -------    -------

    Net cash provided by (used in)investing activities                     396       (175)       435
                                                                        -------    -------    -------



                The accompanying Notes to Consolidated Financial
                    Statements are an integral part of these
                              financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Concluded)

(In thousands)                                                       For the Year Ended
                                                                         December 31,
                                                               --------------------------------
                                                                 1997        1996        1995
                                                               --------    --------    --------
Cash flows from financing activities:
Net increase (decrease) in short term borrowings               $    363    ($   120)   $    533
Proceeds from exercise of Class A warrants, net                   9,798        --          --
Proceeds from exercise of other options/warrants, net               423        --           214
Proceeds from exercise of underwriter warrants, net                 132        --          --
Proceeds from public offering of units                             --         6,900        --
Proceeds from private placements:
 Common stock                                                      --          --           544
 Promissory notes                                                  --          --         1,226
Offering costs                                                     --        (1,275)       (187)
Collection of stock subscription receivable, net                   --          --           506
Repayments of long term debt                                       --        (1,770)        (59)
Payments on capital leases                                           (5)        (28)        (33)
                                                               --------    --------    --------

    Net cash provided by financing activities                    10,711       3,707       2,744
                                                               --------    --------    --------

Effect of exchange rate changes on cash                            (433)       (154)        (43)
                                                               --------    --------    --------

Net increase (decrease) in cash and cash equivalents              6,692       3,305        (201)

Cash and cash equivalents at beginning of period                  4,425       1,120       1,321
                                                               --------    --------    --------

Cash and cash equivalents at end of period                     $ 11,117    $  4,425    $  1,120
                                                               ========    ========    ========


SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION
 The Company paid cash during the period for (in thousands):

 Interest                                                      $    965    $    907    $    222
                                                               ========    ========    ========
 Taxes                                                         $     12        --          --
                                                               ========    ========    ========


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
The Company has issued Common Stock
in exchange for services as follows (in thousands):

 Shares issued                                                        1          15           9
                                                               ========    ========    ========
 Amount
                                                               $      2    $     51    $     58
                                                               ========    ========    ========

In 1996, the Company acquired a drug license in Spain, assuming approximately $477,000 in liabilities therefore.




       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--HISTORY AND OPERATIONS

Bentley Pharmaceuticals, Inc. (the "Company") is an international pharmaceutical and health care company engaged primarily in the manufacturing, marketing and distribution of pharmaceutical products in Spain, with limited distribution of health care products in the United States. In Spain, the Company develops and registers late stage products, and manufactures, packages and distributes both its own and other companies' pharmaceutical products. In the United States, the Company markets disposable linens, which are manufactured under contract, to emergency health services.

The Company divested its French subsidiary, Chimos/LBF S.A. (referred to herein as Chimos/LBF), in June 1997 for approximately $3,650,000. The Company's operations in France consisted of the low margin brokerage of fine chemicals, sourcing of raw materials and pharmaceutical intermediaries and the distribution of biotechnology or orphan drugs. (See Note 13).

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred net losses as well as negative operating cash flows for all periods presented.

The Company has entered into a negotiated letter of intent to purchase domestic and international rights to a portfolio of branded drugs, with an emphasis in gastrointestinal products, and a manufacturing facility located in Mequon, Wisconsin, from Schwarz Pharma, Inc. The letter of intent, dated July 21, 1997, was recently amended to take into consideration the posible transfer of control of the Company's Spanish subsidiary, Laboratorios Belmac, to Schwarz Pharma and will serve as the basis for negotiations for the definitive agreements. The proposed transaction is subject to completion of due diligence, the execution of such definitive agreements and approval of the Registrant's stockholders and Debenture holders. Upon execution of the letter of intent, the Registrant was required to remit a non-refundable deposit in the amount of $100,000.

In order to fund operations, the Company primarily has issued Common Stock and other securities. In February 1996, the Company completed a public offering of its securities, which generated net proceeds of approximately $5,700,000, a portion of which was used to retire $1,770,000 principal balance of debt incurred in previous private placements (see Notes 8 and 14). The balance of the net proceeds were used for working capital needs, limited research and development activities, and search for possible acquisitions of complementary products, technologies and/or businesses. During the year ended December 31, 1997, the Company temporarily lowered the exercise price on its Class A and Class B redeemable warrants. Approximately 70% of the outstanding Class A warrants (approximately 4,900,000 Class A warrants) were exercised during this period, which generated approximately $9,800,000 in proceeds to the Company. The exercise of the Class A warrants resulted in issuance of approximately 4,900,000 shares of common stock and 4,900,000 Class B warrants. The exercise price of the Company's Class B warrants was also temporarily lowered; however, no Class B warrants were exercised during 1997. The proceeds from the Class A warrant exercises are being used for working capital needs. Given the Company's current liquidity and significant cash balances and considering its future strategic plans, management believes that it now has sufficient resources to fund operations and further its strategic objectives.

The strategic focus of the Company has shifted in response to the evolution of the global health care environment. The Company has moved from a research and development-oriented pharmaceutical company, which required developing products from the chemistry laboratory through marketing, to a company seeking to acquire late-stage development compounds that can be marketed within one year or currently marketed products. As a result of this transition, the Company has decreased its research and development expenses dramatically over the past few years as well as implemented cost-cutting measures throughout the Company's' operations. The Company emphasizes product distribution in Spain, strategic alliances and product acquisitions, which management of the Company expects will move the Company closer to profitability in the near future.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Laboratorios Belmac S.A. and until it's divestiture in June 1997, Chimos/LBF S.A.; Bentley Healthcare Corporation and its wholly owned subsidiary, Belmac Hygiene, Inc.; Belmac Holdings, Inc. and its wholly owned subsidiary, Belmac A.I., Inc., B.O.G. International Finance, Inc.; and Belmac Jamaica, Ltd. Belmac Hygiene, Inc. entered into a 50/50 partnership with Maximed Corporation of New York in March 1994. Belmac Hygiene's participation in the partnership is accounted for using the equity method. All significant intercompany balances have been eliminated in consolidation. The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of each foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against Common Stockholders' Equity. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

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

INVESTMENTS AVAILABLE FOR SALE

Investments available for sale are reported at approximate market value and at December 31, 1996 were comprised of restricted Certificates of Deposit, collateralizing Letters of Credit, which the Company redeemed in June 1997.

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

INVESTMENT IN PARTNERSHIP

Belmac Hygiene, Inc., a wholly-owned subsidiary of the Company entered into a 50/50 partnership in March 1994 with Maximed Corporation ("Maximed") to develop and market feminine health care products. Maximed contributed the hydrogel-based technology and the Company, through its subsidiary, is responsible for providing financing and funding of the partnership's activities. The investment in the partnership is accounted for using the equity method. (See Note 13.)

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

During the year ended December 31, 1996, as a result of estimating the expected net proceeds from the then pending proposed sale of Chimos, the Company reviewed, for impairment, the recoverable value of the carrying amount of long-lived assets and intangibles. Based upon this review, the Company fully reserved the remaining unamortized goodwill of approximately $340,000, at December 31, 1996. Goodwill amortization expense, excluding the 1996 provision for impairment, for each of the years ended December 31, 1996 and 1995 was $38,000. There was no goodwill amortization for the year ended December 31, 1997 (see Note 13).

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" (FAS 107) requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Long-term debt is estimated to have a fair value of approximately $9,432,000 as of December 31, 1997 (based upon market price on December 31,
1997). The carrying amount of other financial instruments approximate their estimated fair values.

The fair value information presented herein is based on information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore the current estimates of fair value may differ significantly from the amounts presented herein.

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

INCOME TAXES

The Company applies Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (FAS 109) which mandates the liability method in accounting for the effects of income taxes for financial reporting purposes.

BASIC NET LOSS PER COMMON SHARE

Basic net loss per common share is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 provides for new accounting principles used in the calculation of earnings per share and is effective for financial statements for both interim and annual periods ended after December 15, 1997. The Company has recalculated the basic net loss per common share for all periods presented to give effect to FAS 128.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is not presented as it is antidilutive. Stock options, stock warrants and convertible debentures are the only securities issued which would have been included in the diluted loss per share calculation.

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

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (FAS 130) was issued in June 1997 and requires businesses to disclose comprehensive income and its components in their financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997, and is applicable to interim periods. Had the Company adopted FAS 130 in 1997, comprehensive income (loss) would have been ($4,589,000). The difference between net loss as reported and comprehensive loss is the effect of foreign currency translation losses totaling $774,000.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" (FAS 131) was issued in June 1997 and redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. FAS 131 is effective for the Company beginning January 1, 1998. The statement is not expected to materially affect the results of operations or financial position of the Company.

NOTE 3--RECEIVABLES

Receivables consist of the following (In Thousands):


                                                              December 31,
                                                         ----------------------
                                                           1997           1996
                                                         -------        -------
Trade receivables                                        $ 2,129        $ 3,529
Other (Note 13)                                              358            129
                                                         -------        -------
                                                           2,487          3,658
Less-allowance for doubtful accounts                        (59)           (26)
                                                         -------        -------
                                                         $ 2,428        $ 3,632
                                                         =======        =======

NOTE 4--INVENTORIES

Inventories consist of the following (In Thousands):


                                                               December 31,
                                                         ----------------------
                                                           1997           1996
                                                         -------        -------
Raw materials                                            $   338        $   515
Finished goods                                               501          1,257
                                                         -------        -------

                                                             839          1,772
Less allowance for slow-moving inventory                    (125)          (827)
                                                         -------        -------
                                                         $   714        $   945
                                                         =======        =======




NOTE 5--FIXED ASSETS

Fixed assets consist of the following (In Thousands):

                                                             December 31,
                                                       ------------------------
                                                         1997             1996
                                                       -------          -------
Land                                                   $   967          $ 1,138
Buildings                                                2,329            2,673
Equipment                                                  430              828
Furniture and fixtures                                     435              501
Leasehold improvements                                      92              117
Equipment under capital lease                               27               27
                                                       -------          -------
                                                         4,280            5,284
Less-accumulated depreciation                           (1,362)          (1,740)
                                                       -------          -------
                                                       $ 2,918          $ 3,544
                                                       =======          =======

Depreciation expense was $185,000, $345,000 and $424,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 6--DRUG LICENSES AND RELATED COSTS, NET

Drug licenses and related costs consist of the following (In Thousands):

                                                             December 31,
                                                             ------------
                                                         1997             1996
                                                       -------          -------
Drug licenses and related costs                        $ 1,219          $ 1,972
Less-accumulated amortization                             (528)            (497)
                                                       -------          -------
                                                       $   691          $ 1,475
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

The Company owns all rights, title and interest to Alphanon(R), a camphor based anti-hemorrhoidal drug. In connection with the acquisition of Alphanon(R), the Company agreed to pay for the longer of fifteen years from the first marketing of Alphanon(R) in each country or the life of an Alphanon(R) patent in each country, a royalty fee of 5% of the gross profit from the manufacture and sale of the product and 5% of the net royalty payments received from any licensing agreements of the product. Although the Company owns rights to Alphanon(R), it has determined that it will not attempt to further develop this product nor commercialize it without a collaborative partner.

Amortization expense for drug licenses and related costs was approximately $110,000, $119,000 and $88,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 7--ACCRUED EXPENSES

Accrued expenses consist of the following (In Thousands):

                                                             December 31,
                                                             ------------
                                                        1997               1996
                                                       ------             ------
Accrued expenses                                       $  924             $1,247
Income taxes payable                                      608                 --
Accrued payroll                                           191                283
                                                       ------             ------
                                                       $1,723             $1,530
                                                       ======             ======

NOTE 8--DEBT

Short term borrowings consist of the following (In Thousands):

                                                                  December 31,
                                                                  ------------
                                                                 1997      1996
                                                                ------    ------
Trade receivables discounted (with a Spanish financial
institution), with recourse, effective interest rate
on the note is 6.5% and 11.6%, respectively                    $1,036    $  804

Revolving line of credit (with a Spanish financial
institution), interest rate 7.5% and 8.5% respectively            104        154

Other                                                             --          56
                                                                ------    ------
    Total short term borrowings                                 $1,140    $1,014
                                                                ======    ======

Long-term debt consists the following (In Thousands):

                                                                December 31,
                                                                ------------
                                                              1997        1996
                                                            -------     -------
Debentures, maturing February 13, 2006, stated
rate of interest 12% (net of $1,670 and $1,753
discount, respectively)                                      $ 5,317     $ 5,147
                                                            -------     -------
Capitalized lease obligations, relating to various
equipment used by the Company                                    17          22
                                                            -------     -------
                                                              5,334       5,169
Less current portion                                             (5)         (5)
                                                            -------     -------
     Total long term debt                                   $ 5,329     $ 5,164
                                                            =======     =======

The weighted average stated interest rate on short-term borrowings outstanding at December 31, 1997 and 1996 was 6.6% and 11.7%, respectively.

The Company has $722,000 of available revolving lines of credit with Spanish financial institutions. At December 31, 1997, advances outstanding under one of the lines of credit was approximately $104,000. The interest rate at December 31, 1997 was 7.5% and interest is payable quarterly.

In February 1996, the Company completed a Public Offering of its securities, whereby an aggregate of 6,900 Units were sold at a price of $1,000 per Unit. Each Unit consisted of One Thousand Dollars ($1,000) Principal Amount 12% Convertible Senior Subordinated Debenture due February 13, 2006 and 1,000 Class A Redeemable Warrants, each to purchase one share of Common Stock and one Class B Redeemable Warrant. Two Class B Redeemable Warrants entitle a holder to purchase one share of Common Stock. Interest on the Debentures is payable quarterly.

Gross and net proceeds (after deducting underwriting commissions and the other expenses of the offering), were approximately $6,900,000 and $5,700,000, respectively. Approximately $1,770,000 of the net proceeds were used to retire the principal balance of debt incurred in 1995 private placements (See Note 14). The balance of the net proceeds, approximately $4,000,000, was used for working capital needs, limited research and development activities, and search for possible acquistions of complementary products, technologies and/or businesses.

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


NOTE 9--REDEEMABLE PREFERRED STOCK

During 1991, the Company issued 290,000 shares of $1 par value Series A Convertible Exchangeable Preferred Stock (the "Series A Preferred Stock") and 340,000 shares of $1 par value Series B Convertible Exchangeable Preferred Stock (the "Series B Preferred Stock") at $25 per share. The issuance of these shares provided aggregate proceeds to the Company of $15,750,000. Since the Preferred Stock meets the definition of Mandatorily Redeemable Preferred Stock, it has been excluded from the Common Stockholders' Equity section of the Consolidated Balance Sheets. As of December 31, 1997 and 1996, 230,000 of the Series A Preferred Stock had been converted into 51,200 shares of Common Stock and all 340,000 shares of the Series B Preferred Stock had been converted into 56,100 shares of Common Stock.

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

The Series A Preferred Stock has been exchangeable in whole, but not in part, at the option of the Company on any dividend payment date since October 15, 1993, for 9% Convertible Subordinated Debentures of the Company due 2016. Holders of Series A Preferred Stock will be entitled to $25 principal amount of Debentures for each share of Series A Preferred Stock. The Series A Preferred Stock is recorded at redemption value, which is $25.00 per share plus cumulative dividends of 9% per annum. The following table summarizes activity of the Series A Preferred Stock (In Thousands):

                                                                Series A
                                                                --------
                                                          Shares          Amount
                                                          ------          ------
Balance at December 31, 1995                                  60          $2,068
     Accrual of 9% dividends                                --               135
                                                          ------          ------
Balance at December 31, 1996                                  60           2,203
     Accrual of 9% dividends                                --               135
                                                          ------          ------
Balance at December 31, 1997                                  60          $2,338
                                                          ======          ======

NOTE 10--COMMON STOCKHOLDERS' EQUITY

At December 31, 1997 the Company had the following Common Stock reserved for issuances under various plans and agreements (In Thousands):

                                                       Common Shares
For exercise of stock purchase warrants                    7,407
For conversion of debentures                               2,979
For exercise of stock options                              2,091
For other                                                     93
                                                          ------
                                                          12,570
                                                          ======

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

STOCK PURCHASE WARRANTS

At December 31, 1997, stock purchase warrants to purchase an aggregate of 6,122,000 shares of Common Stock were outstanding, which were exercisable at prices ranging from $2.50 to $24.60 per share, of which 787,000 warrants have an exercise price of $2.50 per share, 2,571,000 warrants have an exercise price of $3.00 per share and warrants to purchase 2,450,000 shares have an exercise price of $5.00 per share. The warrants expire through December 2004. During the year ended December 31, 1997, the Company issued stock purchase warrants to purchase an aggregate of 2,999,000 shares of the Company's Common Stock (including Class B warrants to purchase approximately 2,450,000 shares, which became outstanding upon exercise of the Class A warrants), all of which were granted at exercise prices which were equal to or greater than the market price of the Company's Common Stock on the dates of grant. During the year ended December 31, 1997, the Company temporarily lowered the exercise price on its Class A and Class B redeemable warrants. Approximately 70% of all outstanding Class A redeemable warrants (approximately 4,900,000 Class A warrants) were exercised during this period which generated approximately $9,800,000 in proceeds to the Company. The exercise of the Class A warrants resulted in issuance of approximately 4,900,000 shares of common stock. The exercise price of the Registrant's Class B redeemable warrants was also temporarily lowered; however, no Class B warrants were exercised during 1997. Additionally, 162,000 stock purchase warrants were converted into shares of the Company's Common Stock, yielding net proceeds of $405,000 to the Company during 1997. Also during 1997, 110 underwriters' warrants were exercised, providing proceeds of $132,000 to the Company, which resulted in the issuance of 110 $1,000 face value 12% Debentures due February 13, 2006 and 110,000 Class A warrants. Such warrants were exercised during 1997 and are included in the 4,900,000 discussed above. The proceeds were allocated between the Debentures, the Class A Warrants and the conversion feature of the Debentures based upon the relative fair values of each on the date of issuance. During the year ended December 31, 1996, no stock purchase warrants were converted into shares of the Company's Common Stock. During the year ended December 31, 1995, stock purchase warrants were converted into 90,000 shares of the Company's Common Stock at $2.50 per share. Such conversions yielded net proceeds of $214,000 to the Company in the year ended December 31, 1995.

In addition, the Company has granted warrants outside of the Plans in connection with private placements of its securities and as consideration for various services. These warrants have been granted for terms not exceeding ten years from the date of grant. The table below summarizes warrant activity for the years ended December 31, 1995, 1996 and 1997.

(In thousands except per share data)

                                                   Number of          Price
                                                 Common Shares      Per Share
                                                 -------------      ---------
Outstanding at December 31, 1994                        479                 --

 Granted                                                176        $2.50-$7.50

 Exercised                                              (90)       $        2.50

 Canceled                                               (18)       $5.00-$20.00
                                                   --------

Outstanding at December 31, 1995                        547

 Granted                                              7,845        $2.50-$3.00

 Canceled                                               (88)       $5.00-$120.00
                                                   --------

Outstanding at December 31, 1996                      8,304

 Granted                                              2,999        $2.50-$5.00

 Exercised                                           (5,061)       $2.00-$2.50

 Canceled                                              (120)       $2.50-$116.25
                                                   --------

Outstanding at December 31, 1997                      6,122
                                                   ========

COMMON STOCK TRANSACTIONS

During the year ended December 31, 1997, the Company awarded 600 shares of Common Stock to outside Directors as compensation. The Company also issued approximately 4,900,000 shares of Common Stock as a result of the exercise of approximately 4,900,000 Class A warrants. Also, 172,000 shares of Common Stock were issued in connection with the exercise of other stock options/warrants and 9,000 shares of Common Stock were issued as the result of conversion of 23 of the Company's $1,000 face value 12% Debentures due February

13, 2006.

During the year ended December 31, 1996, the Company issued 14,000 shares of Common Stock as payment for consulting services and awarded 1,000 shares of Common Stock to outside Directors as compensation.

During the year ended December 31, 1995, the Company issued 251,000 shares of Common Stock and 12% promissory notes in the aggregate principal amount of $1,770,000 in private placement transactions, with total net proceeds of $1,583,000, which were allocated between the notes and the Common Stock based upon the relative fair values of each on the dates of issuance. Also 10,000 shares of the Company's Series A Preferred Stock were converted into 3,100 shares of Common Stock at the conversion price of $110.00 per share. The Company also issued 800 shares of Common Stock to outside Directors as compensation during the year ended December 31, 1995.

STOCK SUBSCRIPTIONS RECEIVABLE

Stock subscriptions receivable at December 31, 1996 relate to a subscription agreement whereby the subscriber had entered into a subscription agreement with the Company and delivered promissory notes for the purchase of the shares. The shares were issued in the name of the individual but were pledged to the Company to secure payment for such shares under the promissory notes. The shares were released from the pledge as they were paid for. Under the terms of the subscription agreement and the related promissory note, the purchase price for the stock was set at the closing price for the Company's Common Stock on the date that the subscriber made the payment for shares to be delivered and payment was made to the Company under the promissory notes. The stock subscription receivable and additional paid in capital were reduced by $351,000 during the year ended December 31, 1995 to reflect the current trading price for the Company's Common Stock. The stock subscription receivable and additional paid in capital were further reduced by $105,000 in 1997, upon the discontinuation of this arrangement.

STOCK OPTION PLANS

The Company has in effect Stock Option Plans (the "Plans"), pursuant to which directors, officers, and employees of the Company who contribute materially to the success of the Company are eligible to receive grants of options for the Company's Common Stock. An aggregate of 2,091,000 shares of Common Stock have been reserved for issuance under the Plans, of which 241,000 are outstanding under the 1991 and 1994 Plans and 1,500,000 are outstanding under the Executive Plan as of December 31, 1997. Options may be granted for terms not exceeding ten years from the date of grant except for stock options which are granted to persons owning more than 10% of the total combined voting power of all classes of stock of the Company. For these individuals, options may be granted for terms not exceeding five years from the date of grant. Options may not be granted at a price which is less than 100% of the fair market value on the date the options are granted (110% in the case of persons owning more than 10% of the total combined voting power of the Company). During the year ended December 31, 1997, 9,000 stock options were converted into shares of the

Company's Common Stock. Holders of stock options exercised no options during the years ended December 31, 1996 or 1995.

Had the compensation cost for the Company's Plans been determined based on the fair value at the grant dates for awards under the Plans, consistent with the method of FAS 123, the Company's net loss and basic net loss per common share on a pro forma basis would have been (In Thousands, except per share data):

                                                          For the Year Ended
                                                             December 31,
                                                     --------------------------
                                        1997             1996            1995
                                      -------          --------         -------
Net loss                              $(3,938)         $(6,354)         $(2,727)
Basic net loss per common share       $( 1.00)         $( 1.95)         $ ( .96)

The preceding pro forma results were calculated using the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 1997 and 1996, respectively: (1) risk-free interest rates of 6.2% and 6.5%; (2) dividend yield of 0.0% and 0.0%; (3) expected lives of 9.7 and 10 years; and (4) volatility of 73.1% and 88.1%. Results may vary depending on the assumptions applied within the model. The effects of application of FAS 123 are not likely to be representative of the effects on net income or loss for future years because options vest over several years and generally additional awards are made each year.

In addition, the Company has granted options outside of the Plans in connection with private placements of its securities and as consideration for various services. These options have been granted for terms not exceeding ten years from the date of grant. The table below summarizes activity in the Company's Plans for the years ended December 31, 1995, 1996 and 1997.

(In thousands except per share data)
                                             NUMBER OF          WEIGHTED AVERAGE
                                           COMMON SHARES          EXERCISE PRICE
                                           -------------          --------------

Outstanding at December 31, 1994                   164                $ 54.71

 Granted                                           123                $  3.75

 Canceled                                          (74)               $ 31.94
                                                ------

Outstanding at December 31, 1995                   213                $ 33.04

 Granted                                         1,525                $  3.74

 Canceled                                          (20)               $ 83.71
                                                ------

Outstanding at December 31, 1996                 1,718                $  6.39

 Granted                                            53                $  2.93

 Exercised                                          (9)               $  2.31

 Canceled                                          (21)               $ 47.68
                                                ------

Outstanding at December 31, 1997                 1,741                $  5.81
                                                ======

Options and warrants outstanding include 6,122,000 warrants, all of which are exercisable, and 1,741,000 options, of which 679,000 are vested and exercisable at December 31, 1997.


NOTE 11--PROVISION FOR INCOME TAXES

The Company has recognized a deferred tax asset of approximately $18,900,000 as of December 31, 1997, primarily related to net operating loss carryforwards and basis differences in the stock of its foreign subsidiary; however, the Company has established a valuation allowance equal to the full amount of the deferred tax asset, as future operating profits cannot be assured.

At December 31, 1997, the Company has net operating loss (the "NOL") carryforwards of approximately $28,000,000 available to offset future U.S. taxable income. The Company calculates that its use of the NOL may be limited to approximately $1,000,000 each year as a result of stock, option and warrant issuances during current and prior fiscal years resulting in an ownership change of more than 50% of the Company's outstanding equity. Additionally, approximately $1,800,000 of the NOL generated in 1995 available to offset future U.S. taxable income will be limited to approximately $300,000 per year over the next six years due to the change in tax year end during 1995. The Company utilized approximately $14,000,000 of NOLs to offset taxable income during 1997. If not offset against future taxable income, the NOL carryforwards will expire in tax years 1998 through 2012.

Total income tax expense was $280,000 (domestic) and $341,000 (foreign) for the year ended December 31, 1997. These amounts differ from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of U.S. alternative minimum taxes and certain nondeductible expenses in Spain. The Company incurred no income tax expense in the years ended December 31, 1996 or 1995.

NOTE 12--BUSINESS SEGMENT INFORMATION ON FOREIGN OPERATIONS

The following is a summary of the results of operations and identifiable assets of the Company's wholly-owned foreign subsidiaries and its U.S. operations as of and for the years ended December 31, 1997, 1996 and 1995, respectively.

                                                  (In Thousands)
                                         Year Ended December 31, 1997
                               -------------------------------------------------
                                France       Spain         U.S.     Consolidated
                                ------       -----         ----     ------------
Revenue                        $  2,029     $ 12,491    $    382     $ 14,902
Net income (loss)              $    (20)    $    282    $ (4,077)    $ (3,815)
Identifiable assets            $      0     $  6,949    $ 14,094     $ 21,043



                                                  (In Thousands)
                                         Year Ended December 31, 1996
                               -------------------------------------------------
                                France       Spain         U.S.     Consolidated
                                ------       -----         ----     ------------
Revenue                        $ 11,625     $ 11,299     $    209      $ 23,133
Net income (loss)              $    178     $    722     $ (3,819)     $ (2,919)
Identifiable assets            $  5,322     $  7,887     $  3,349      $ 16,558


                                                  (In Thousands)
                                         Year Ended December 31, 1995
                               -------------------------------------------------
                                France       Spain         U.S.     Consolidated
                                ------       -----         ----     ------------
Revenue                        $ 24,452    $  6,736     $    249     $ 31,437
Net income (loss)              $  1,268    $   (313)    $ (3,281)    $ (2,326)
Identifiable assets            $  7,100    $  6,829     $  2,361     $ 16,290


Total liabilities attributable to foreign operations were $2,909,000, $4,472,000 and $5,607,000 at December 31, 1997, 1996 and 1995, respectively. There were no dividends from foreign subsidiaries, and net foreign currency gains (losses) reflected in results of operations for the years ended December 31, 1997, 1996 and 1995 were approximately ($24,000), ($1,000) and $3,000, respectively. Sales in France for the years ended December 31, 1996 and 1995 include approximately $2,200,000 and $7,300,000, respectively, to Pharmacie Centrale des Hopitaux.

The Company divested its French subsidiary in June 1997. Therefore, total revenue generated by Chimos/LBF for the year ended December 31, 1997 includes results for six months only.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company completed the sale of Chimos/LBF, for approximately $3,650,000 in June 1997. The Company has since received approximately $3,300,000, including approximately $2,600,000 of cash and cash equivalents on Chimos/LBF's books prior to its disposition, of which approximately $500,000 was used to repay indebtedness to the former subsidiary. An escrow fund in the amount of approximately $350,000 representing the balance due the Company has been established for certain contingent obligations or liabilities. In the opinion of management, the resolution of these contingencies will have no material effect on the Company's financial position or results of operations.

On July 15, 1993, Michael M. Harshbarger, the Company's former President and Chief Executive Officer was discharged for cause from the Company. At the time of his discharge, Harshbarger owed the Company approximately $121,000 as a result of expenses of a personal nature which he charged to the Company's accounts and removal of corporate assets for personal use. Harshbarger has sued the Company for wrongful termination, seeking damages in excess of $1,400,000 and the Company has countersued for wrongful conversion and civil theft, fraud and deceit, and breach of contract, in an effort to recover the amounts owed by Harshbarger. The Company amended its counterclaim against Harshbarger for breach of fiduciary duty and is seeking damages in excess of $1,000,000. Harshbarger attempted to use the Americans with Disabilities Act (the "ADA") as a defense to the Company's counterclaim; however, the judge ruled in favor of the Company's motion to strike Harshbarger's ADA defense. The Company has recently filed a motion to set this matter for trial and attempted to secure a trial date. However, since mediation was attempted more than one year ago, the judge ordered another mediation conference before setting this matter for trial. Harshbarger failed to appear at his deposition set in January 1998; consequently discovery in this matter is still outstanding. On two separate occasions, Harshbarger's counsel has withdrawn from the case, citing irreconcilable differences. As a result, Harshbarger is now representing himself in this matter. In the opinion of current management, the outcome will have no material effect on the financial position or results of operations of the Company.

Belmac Hygiene, Inc. ("Hygiene"), a subsidiary of the Company, filed an action on December 9, 1994 in the United States District Court for the Southern
District of New York against Medstar, Inc. ("Medstar"), Maximed Corporation ("Maximed") and Robert S. Cohen. The defendants are Hygiene's partners (or such partner's control persons) in the Company's partnership with Maximed (the "Partnership"), which was formed for the development and ultimate sale of Maximed's intra-vaginal controlled release products. The action sought (i) to enjoin the defendants from interfering with the management of the Partnership by Hygiene's representatives, and (ii) to recover damages as a result of defendants' misrepresentations and breach of warranty in the Partnership agreement. The defendants filed a counterclaim against Hygiene. Medstar also filed a separate action on May 4, 1995 in the United States District Court for the Southern District of New York against the Company alleging that Hygiene failed to fund the Partnership and seeking $10,000,000 from the Company pursuant to its guaranty of Hygiene's obligations. The issues were tried, without a jury, on August 21 through 23, 1995. On January 12, 1996, the Court ruled that the Company's reliance on defendants' misrepresentation was not justified and that the Company had performed its obligations under the Partnership agreement. Accordingly, the Court rendered its decision dismissing all claims and counter-claims asserted by the parties. On September 25, 1996, the Company filed an appeal in the United States Court of Appeals for the Second Circuit. On August 27, 1997, the United States Court of Appeals for the Second Circuit affirmed in part and vacated and remanded in part the judgment of the United States District Court for the Southern District of New York. The appeals court order vacated that portion of the district court judgment that dismissed the Company's claim of fraud and remanded the claim to the district court for further proceedings. Those portions of the district court judgment which dismissed the Company's contract claim for breach of warranty, the defendants' counterclaim for fraud and breach of contract and Medstar, Inc.'s action for breach of an alleged guaranty were affirmed. On December 17, 1997, the United States District Court of the Southern District of New York awarded the Company a judgment of $7,686,000 relating to its claim of fraud that the Company filed against defendants Medstar Inc., Maximed Corporation, and Robert S. Cohen, both jointly and severally. On January 16, 1998, the defendants filed a notice of appeal from the judgment. The defendants have not obtained a stay of execution pending appeal, and therefore, efforts to collect the judgment are proceeding. These efforts include a motion that has been filed by the Company, for the court to order a sale of Medstar's interest in the partnership. On March 16, 1998, defendants filed their appellate brief and the Company's brief is due to be filed on April 16, 1998. Oral argument is scheduled for May 1998. Pending resolution of this dispute, the partnership is not actively engaged in the development of any products. In the opinion of management, the carrying value of its investment in the partnership, accounted for using the equity method, of $553,000 as of December 31, 1997 and 1996, is not impaired and no reserve is considered necessary.

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

The Company leases certain of its assets under noncancellable operating leases. Total charges to operations under operating leases were approximately $350,000, $448,000 and $493,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum lease payments under operating leases are as follows:

                              (In Thousands)
                         Year Ending December 31,
                         ------------------------

                       1998                   $ 402
                       1999                     321
                       2000                     330
                       2001                     340
                       2002 andthereafter       350



NOTE 14 - EXTRAORDINARY ITEM - FISCAL YEAR 1996

The Company recorded an extraordinary charge, net of income tax effect of zero, of $446,000, or $.13 per common share, in February 1996 upon the extinguishment of debt that it had incurred in its October 1995 private placements, representing unamortized discount and issuance costs at the date of repayment (see Note 8).

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Bentley Pharmaceuticals, Inc.
Tampa, Florida

We have audited the consolidated financial statements of Bentley Pharmaceuticals, Inc., and subsidiaries (the "Company") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated March 27, 1998; such consolidated financial statements and report are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Tampa, Florida
March 27, 1998

                          BENTLEY PHARMACEUTICALS, INC.

                                   Schedule II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


      Column A                          Column B              Column C                   Column D         Column E
 ---------------                       ----------    -------------------------------    ----------       ----------
                                                             Additions
                                                     -------------------------------
                                        Balance at     Charged to       Charged to
                                       beginning of     costs and     other accounts-    Deductions-    Balance at
            Description                   period        expenses       describe (a)       describe     end of period
            -----------                   ------        --------       ------------       --------     -------------
Drug licenses and related costs:

For the year ended December 31, 1997     $497,000       $110,000         $(79,000)                     $528,000

For the year ended December 31, 1996      406,000        119,000          (28,000)                      497,000
                                                          88,000           27,000
For the year ended December 31, 1995      291,000                                                       406,000



Goodwill:

For the year ended December 31, 1997      564,000                                        $564,000(b)        --

For the year ended December 31, 1996      186,000        378,000(c)                                    564,000


For the year ended December 31, 1995      148,000         38,000                                       186,000


Reserve for inventory obsolescence:

For the year ended December 31, 1997      827,000                        (24,000)       678,000(d)     125,000

For the year ended December 31, 1996      819,000        136,000                         128,000(e)    827,000

For the year ended December 31, 1995      248,000        571,000                                       819,000

--------------

(a)   Effect of exchange rate fluctuation

(b) Represents goodwill related to the Registrant's French subsidiary, which was divested in June 1997.

(c) Includes approximately $340,000 of unamoritized goodwill related to the Registrant's French subsidiary that management of the Registrant determined may not be realizable via the sale of its French subsidiary (which sale occurred in June 1997).

(d) Includes a disposition of inventory of approximately $547,000, which has been fully reserved and approximately $131,000 related to the Registrant's French subsidiary, which was divested in June 1997.

(e)   Represents disposition of inventory, which has been fully reserved.