Form 10-K/A
period 1997-12-31
BENTLEY PHARMACEUTICALS INC
filed 1998-04-30
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         Amendment No. 1 on FORM 10-K/A

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to
      __________


                         Commission File Number 1-10581

                          BENTLEY PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                    No. 59-1513162
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

4830 W. Kennedy Blvd., Suite 548, Tampa, FL                         33609
--------------------------------------------                  ------------------
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

12% Convertible Senior                  American Stock Exchange and Pacific
  Subordinated Debentures                    Exchange, Inc.

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

     Title of Class            Shares Outstanding     As of Close of Business on
     --------------            ------------------     --------------------------
Common Stock, $.02 par value     $24,900,000             March 26, 1998

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Title of Class            Shares Outstanding     As of Close of Business on
     --------------            ------------------     --------------------------
Common Stock, $.02 par value       8,427,699             March 26, 1998

PART III

ITEM 11.     EXECUTIVE COMPENSATION
             ----------------------

           The following table sets forth the total compensation paid to or accrued by the Registrant for the account of the current Chief Executive Officer and the executive officers at December 31, 1997 whose total cash compensation for the year ended December 31, 1997 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                  Long-term Compensation
                                                                                     -----------------------------------------------
                                                     Annual Compensation                     Awards                   Payouts
                                                --------------------------------     -----------------------    --------------------
                                                                                                  Securities
Name and Principal Position                                            Other         Restricted   Underlying     LTIP       All
                                                                       Annual        Stock        Options/       Payouts    Other
                                      Year      Salary($)  Bonus($)    Comp.($)      Awards($)    Sars(#)          ($)      Comp.(1)
                                   ---------    ---------  --------    ---------     ---------    ----------    ---------   --------
James R. Murphy (2)            Y/E   12/31/97   $245,000      $50,000        --         --            --            --      $4,750
Chairman of the Board,         Y/E   12/31/96   $235,833      $20,000        --         --         600,000          --      $4,750
President, Chief Executive     Y/E   12/31/95   $187,500         --          --         --          50,000          --      $4,620
Officer and Director



Robert M. Stote (3)            Y/E   12/31/97   $225,000         --          --         --            --            --      $4,750
Senior Vice President,         Y/E   12/31/96   $220,417         --          --         --         500,000          --      $4,750
Chief Science Officer          Y/E   12/31/95   $203,750         --          --         --          37,500          --      $4,620
And Director


Michael D. Price (4)           Y/E   12/31/97   $136,378         --          --         --            --            --      $4,750
Vice President, Chief          Y/E   12/31/96   $122,500      $10,000        --         --         400,000          --      $4,750
Financial Officer,             Y/E   12/31/95   $114,808         --          --         --          22,500          --      $4,620
Treasurer, Secretary And
Director

--------------------------------------------

(1) The value of perquisites provided to the named executive officers did not exceed 10% of total compensation in any case.

(2) Mr. Murphy, Chairman, President and Chief Executive Officer, has been employed by the Registrant since September 1994. Mr. Murphy's annual base salary is currently $245,000. During the year ended December 31, 1996, Mr. Murphy was awarded ten-year stock options to purchase 600,000 shares of common stock, of which one-third of such options vested when the closing price of the Registrant's Common Stock on the American Stock Exchange equaled or exceeded the exercise price of $2.89 for twenty consecutive trading days; one-third will vest and become exercisable when the closing price equals or exceeds the exercise price of $3.68 for twenty consecutive trading days; and one-third will vest and become exercisable when the closing price equals or exceeds the exercise price of $4.73 for twenty consecutive trading days. During the year ended December 31, 1995, Mr. Murphy was awarded stock options to purchase 50,000 shares of Common Stock at $3.75 per share, 50% of which vested on June 12, 1996 and the balance of which vested on June 12, 1997. During the years ended December 31, 1997, 1996 and 1995, the Registrant provided to Mr. Murphy matching funds totaling $4,750, $4,750 and $4,620, respectively, pursuant to the terms of a Registrant sponsored 401(k) retirement plan (see "401(k) Retirement Plan").

(3) Dr. Stote, Senior Vice President and Chief Science Officer, has been employed by the Registrant since March 1992. Dr. Stote's annual base salary is currently $225,000. During the year ended December 31, 1996, Dr. Stote was awarded ten-year stock options to purchase 500,000 shares of Common Stock, of which one-third of such options vested when the closing price of the Registrant's Common Stock on the American Stock Exchange equaled or exceeded the exercise price of $2.89 for twenty consecutive trading days; one-third will vest and become exercisable when the closing price equals or exceeds the exercise price of $3.68 for twenty consecutive trading days; and one-third will vest and become exercisable when the closing price equals or exceeds the exercise price of $4.73 for twenty consecutive trading days. During the year ended December 31, 1995, Dr. Stote was awarded stock options to purchase 37,500 shares of Common Stock at $3.75 per share, 50% of which vested on June 12, 1996 and the balance of which vested on June 12, 1997. During the years ended December 31, 1997, 1996 and 1995, the Registrant provided to Dr. Stote matching funds totaling $4,750, $4,750 and $4,620, respectively, pursuant to the terms of a Registrant sponsored 401(k) retirement plan (see "401(k) Retirement Plan").

(4)   Mr.  Price,  Vice  President,  Chief  Financial  Officer,  Secretary,  and
      Treasurer has been employed by the Registrant since March 1992. Mr. Price's annual base salary is currently $150,000. During the year ended December 31, 1996, Mr. Price was awarded ten-year stock options to purchase 400,000 shares of Common Stock, of which one-third of such options vested when the closing price of the Registrant's Common Stock on the American Stock Exchange equaled or exceeded the exercise price of $2.89 for twenty consecutive trading days; one-third will vest and become exercisable when the closing price equals or exceeds the exercise price of $3.68 for twenty consecutive trading days; and one-third will vest and become exercisable when the closing price equals or exceeds the exercise price of $4.73 for twenty consecutive trading days. During the year ended December 31, 1995, Mr. Price was awarded stock options to purchase 22,500 shares of Common Stock at $3.75 per share, 50% of which vested on June 12, 1996 and the balance of which vested on June 12, 1997. During the years ended December 31, 1997, 1996 and 1995, the Registrant provided to Mr. Price matching funds totaling $4,750, $4,750 and $4,620, respectively, pursuant to the terms of a Registrant sponsored 401(k) retirement plan (see "401(k) Retirement Plan").

OPTION/SAR GRANTS IN LAST FISCAL YEAR

           No options  were  granted to the  individuals  listed in the  Summary
Compensation   table  during  the  year  ended   December  31,  1997.  No  stock
appreciation rights have been granted to date.

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL YEAR AND FISCAL  YEAR-END  OPTION
VALUES

           The following table sets forth certain information concerning the number of shares of Common Stock acquired upon the exercise of stock options during the year ended December 31, 1997 by, and the number and value at December 31, 1997 of shares of Common Stock subject to unexercised options held by, the individuals listed in the Summary Compensation Table.

                                                    Number of
                                                    Securities           Value of
                                                    Underlying           Unexcersised
                                                    Unexercised          In-the-money
                                                    Options/SARs at      Options/SARd st
                                                    FY-End (# Shares)    FY-End ($)
                      Shares                        -----------------    ----------------
                      Acquired        Value         Exercisable/         Exercisable/
Name                  On Exercise(#)  Realized($)   Unexercisable        Unexercisable(1)
----                  --------------  -----------   -------------        ----------------
James R. Murphy           --             --         253,000 / 400,000     -0- / -0-

Robert M. Stote, M.D      --             --         239,166 / 333,333     -0- / -0-

Michael D. Price          --             --         165,833 / 266,667     -0- / -0-

---------
(1) Represents the closing price of the Registrant's Common Stock on the American Stock Exchange on December 31, 1997 minus the respective exercise prices.

REMUNERATION OF NON-EMPLOYEE DIRECTORS

           The Registrant presently pays non-employee Director fees of $3,000 for each face to face meeting of the Board of Directors, $500 for each telephonic meeting, $500 for each committee meeting of the Board of Directors and reimburses expenses incurred in attending meetings. Prior to August 1997, the Registrant's policy consisted of payment of fees equal to $12,000 per year to non-employee Directors and an award of 200 shares of Common Stock per year to non-employee Directors who serve on committees of the Board of Directors. Total non-employee Director fee payments during the year ended December 31, 1997 were $45,500 and expenses incurred by non-employee Directors in attending meetings which were reimbursed by the Registrant totaled $3,256. During the year ended December 31, 1997, 600 shares of Common Stock were granted to non-employee Directors. Until June 1997, options to purchase 10,000 shares of Common Stock were automatically granted to each non-employee Director upon his or her election to the Board. As of August 1997, pursuant to a Compensation Policy for non-employee Directors, each non-employee Director shall be automatically granted options to purchase 15,000 shares of Common Stock upon his or her election to the Board. Thereafter, each continuing non-employee Director shall be entitled to receive, annually, options to purchase the number of shares of Common Stock equal to 1/10 of 1% of the number of outstanding shares of Common Stock. During the year ended December 31, 1997, options to purchase 54,000 shares of Common Stock were granted to non-employee Directors of the Registrant. Such options were granted at prices ranging from $2.69 to $2.88 per share, representing the fair market value of the Common Stock on the dates of grant. These options expire on various dates through November 13, 2007.

COMMITTEES OF THE BOARD OF DIRECTORS; BOARD OF DIRECTORS MEETINGS

           The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee recommends to the Board of Directors the appointment of independent auditors to audit the Registrant's consolidated financial statements, reviews the Registrant's internal control procedures and advises the Registrant on tax and other matters connected with the growth of the Registrant. The Audit Committee also reviews with management the annual audit and other work performed by the independent auditors. The Registrant's Compensation Committee administers the Registrant's 1991 Stock Option Plan and reviews and recommends to the Board of Directors the nature and amount of compensation to be paid to the Registrant's executive officers. The Audit Committee and the Compensation Committee both consist of Randolph W. Arnegger, Charles L. Bolling and Michael McGovern.

           During the Registrant's last fiscal year ended December 31, 1997, the Board of Directors held seven meetings, the Audit Committee held two meetings and the Compensation Committee held three meetings. Each Director attended at least 75% of the total number of meetings of the Board of Directors which were held during the period he or she served as a Director in the fiscal year ended December 31, 1997 and meetings of each Committee on which such Director served.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           The members of the Compensation Committee during the fiscal year ended December 31, 1997 were Randolph W. Arnegger, Charles L. Bolling, Ehud D. Laska, Michael McGovern and Dorris E. Wardell, all of whom are, or were at the time, non-employee Directors. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with Executive Officers or Directors of another entity.

EMPLOYMENT AGREEMENTS

           Mr. James R. Murphy, Chairman of the Board, President and Chief Executive Officer, entered into an employment agreement with the Registrant dated as of June 12, 1995 providing for an initial term which was scheduled to expire on June 12, 1998. Under the terms of this agreement, as amended, Mr. Murphy's annual base salary is $245,000. The agreement with Mr. Murphy also provides for bonuses at the recommendation and discretion of the Compensation Committee of the Registrant's Board of Directors and a severance payment equal to two years salary and immediate vesting of all outstanding stock options upon termination following a change in control of the Registrant. Pursuant to the agreement, if terminated without cause, Mr. Murphy will be entitled to a severance payment equal to one year salary and immediate vesting of all outstanding stock options.

           Dr. Robert M. Stote, Senior Vice President and Chief Science Officer, entered into an employment agreement with the Registrant dated as of June 12, 1995 providing for an initial term which was scheduled to expire on June 12, 1998. Under the terms of this agreement, as amended, Dr. Stote's annual base salary is $225,000. The agreement with Dr. Stote also provides for bonuses at
the  recommendation  and  discretion  of  the  Compensation   Committee  of  the
Registrant's Board of Directors and a severance payment equal to two years salary and immediate vesting of all outstanding stock options upon termination following a change in control of the Registrant. Pursuant to the agreement, if terminated without cause, Dr. Stote will be entitled to a severance payment equal to one year salary and immediate vesting of all outstanding stock options.

           Mr. Michael D. Price, Vice President, Chief Financial Officer, Secretary and Treasurer, entered into an employment agreement with the Registrant dated as of June 12, 1995 providing for an initial term which was scheduled to expire on June 12, 1998. Under the terms of this agreement, as amended, Mr. Price's annual base salary is $150,000. The agreement with Mr. Price also provides for bonuses at the recommendation and discretion of the Compensation Committee of the Registrant's Board of Directors and a severance payment equal to two years salary and immediate vesting of all outstanding stock options upon termination following a change in control of the Registrant. Pursuant to the agreement, if terminated without cause, Mr. Price will be entitled to a severance payment equal to one year salary and immediate vesting of all outstanding stock options.

1991 STOCK OPTION PLAN

           The Registrant's 1991 Stock Option Plan (the "1991 Plan") was unanimously adopted by the Board of Directors on September 30, 1991, approved by the Stockholders at the December 1991 Annual Meeting of Stockholders and amended to increase the number of shares available under the plan to an aggregate of 500,000 by the Stockholders at the February 1993, June 1994 and June 1997 Annual Meetings of Stockholders. The purpose of the 1991 Plan is to promote the interests of the Registrant in attracting and retaining employees (including Officers) and experienced and knowledgeable non-employee Directors for the Registrant and its subsidiaries, by enabling them to acquire or increase a proprietary interest in the Registrant, to benefit from appreciation in the value of the Registrant's Common Stock and, thus, participate in the long-term growth of the Registrant.

           During the fiscal year ended December 31, 1997, options to purchase 10,000 shares of Common Stock were granted to an employee of the Registrant who is not an executive officer. Such options were granted at a price of $2.88 per share, representing the fair market value of the Common Stock on the date of grant. These options expire on July 18, 2007

401(k) RETIREMENT PLAN

           The Registrant sponsors a 401(k) retirement plan (the "401(k) Plan") under which eligible employees may contribute, on a pre-tax basis, between 1% to 15% of their respective total annual income from the Registrant, subject to maximum aggregate annual contribution imposed by the Internal Revenue Code of 1986 as amended. All full-time employees who have worked for the Registrant for at least six months are eligible to participate in the 401(k) Plan. All employee contributions are allocated to the employee's individual account and are invested in various investment options as directed by the employee. Cash contributions are fully vested and nonforfeitable. The Registrant made matching contributions to the 401(k) Plan for the 1997 fiscal year in the amount of $27,208 and is continuing to match 50% of each eligible employee's contribution in fiscal 1998.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                --------------------------------------------------------------

           The following table sets forth information as of April 28, 1998 as to
(i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to the Registrant to be the beneficial owner of more than five percent of the Registrant's Common Stock, its only class of voting securities, and (ii) the shares of the Registrant's Common Stock beneficially owned by all Executive Officers and Directors of the Registrant as a group.

                                             Amount and
                                             Nature of
                                             Beneficial           Percent
Name and Address of Beneficial Owner:        Ownership (1)        of Class
-------------------------------------        -------------        --------

Estate of Richard C. Perry                   3,665,000(2)         37.10%
2635 Century Parkway, N.E.
Suite 1000
Atlanta, GA 30345

Michael McGovern                             865,900(3)           9.96%
65 Maryeanna Drive N.E.
Atlanta, GA  30342

The Dreyfus Corporation                      590,958(4)           7.01%
c/o Mellon Bank Corp.
One Mellon Bank Center
Pittsburgh, PA 15258

Light Associates                             550,594(5)           6.27%
1031 Rosewood Way
Alameda, CA 94501

All current Executive Officers and         1,582,302(6)          16.87%
Directors as a group (6 persons)


(1) Except as otherwise indicated, all shares of Common Stock are beneficially owned, and sole investment and voting power is held, by the persons named.

(2) Includes 1,000,000 shares of Common Stock which the estate of Mr. Perry has the right to acquire pursuant to presently exercisable stock purchase warrants and 450,000 shares which the estate of Mr. Perry has the right to receive upon the conversion of 12% Convertible Senior Subordinated Debentures.

(3) Includes 263,500 shares of Common Stock which Mr. McGovern has the right to acquire pursuant to presently exercisable stock purchase warrants (the "Warrants").

(4) As reported in The Dreyfus Corporation Schedule 13-G (Amendment No. 1) dated January 15, 1998.

(5) As reported in the Light Associates Schedule 13-D (Amendment No. 8) dated December 26, 1997. Includes 350,000 shares which Mr. Light has the right to acquire pursuant to presently exercisable stock purchase warrants.

(6) Includes 668,599 shares of Common Stock which certain of the current Executive Officers and Directors have a right to acquire pursuant to presently exercisable stock options and 276,000 shares of Common Stock which certain of the current Executive Officers and Directors have a right to acquire pursuant to presently exercisable stock purchase warrants (the "Warrants") and 5,600 shares of Common Stock which certain of the current Executive Officers and Directors have a right to acquire upon the conversion of 12% Convertible Senior Subordinated Debentures (the "Debentures"), which Warrants and Debentures were purchased in the 1996 public offering.

           The following table sets forth information regarding beneficial ownership of the Registrant's Common Stock as of April 28, 1998 as to (i) each Director of the Registrant, (ii) each Executive Officer of the Registrant named in the Summary Compensation Table set forth above, and (iii) all current Executive Officers and Directors as a group.

                                         Amount and Nature of         Percent
Name of Beneficial Owner                 Beneficial Ownership (1)     of Class
------------------------                 ------------------------     --------

James R. Murphy                          271,987(2)                   3.13%
Chairman of the Board, President,
Chief Executive Officer and Director

Robert M. Stote, M.D.                    260,366(3)                   3.00%
Senior Vice President, Chief
Science Officer and Director

Michael D. Price                         170,636(4)                   1.99%
Vice President, Chief
Financial Officer, Secretary,
Treasurer and Director

Randolph W. Arnegger                       4,413(5)                     *
Director

Charles L. Bolling                         9,000(6)                     *
Director

Michael McGovern                         865,900(7)                   9.96%
Director

All current Executive Officers
and Directors as a group (6 persons)   1,582,302(8)                  16.87%

----------------------
*   Less than one percent

(1) Except as otherwise indicated, all shares are beneficially owned, and sole investment and voting power is held, by the persons named.

(2) Includes 1,000 shares of Common Stock owned by Mr. Murphy's son as to which Mr. Murphy disclaims beneficial ownership. Also, includes 253,000 shares of Common Stock which Mr. Murphy has the right to acquire pursuant to presently exercisable stock options and 1,500 shares of Common Stock which Mr. Murphy has the right to acquire pursuant to presently exercisable stock purchase warrants (the "Warrants") and 1,200 shares of Common Stock which Mr. Murphy has a right to acquire upon the conversion of 12% Convertible Senior Subordinated Debentures (the "Debentures"), which Warrants and Debentures were purchased in the 1996 public offering.

(3) Includes 239,166 shares of Common Stock which Dr. Stote has the right to acquire pursuant to presently exercisable stock options and 10,000 shares of Common Stock which Dr. Stote has the right to acquire pursuant to presently exercisable stock purchase warrants (the "Warrants") and 4,000 shares of Common Stock which Dr. Stote has a right to acquire upon the conversion of 12% Convertible Senior Subordinated Debentures (the "Debentures"), which Warrants and Debentures were purchased in the 1996 public offering.

(4) Includes 101 shares of Common Stock owned by Mr. Price's son as to which Mr. Price disclaims beneficial ownership. Also includes 165,833 shares of Common Stock which Mr. Price has the right to acquire pursuant to presently exercisable stock options and 1,000 shares of Common Stock which Mr. Price has the right to acquire pursuant to presently exercisable stock purchase warrants (the "Warrants") and 400 shares of Common Stock which Mr. Price has a right to acquire upon the conversion of 12% Convertible Senior Subordinated Debentures (the "Debentures"), which Warrants and Debentures were purchased in the 1996 public offering.

(5) Includes 3,600 shares of Common Stock which Mr. Arnegger has the right to acquire pursuant to presently exercisable stock options.

(6) Includes 7,000 shares of Common Stock which Mr. Bolling has the right to acquire pursuant to presently exercisable stock options.

(7) Includes 263,500 shares of Common Stock which Mr. McGovern has the right to acquire pursuant to presently exercisable stock purchase warrants (the "Warrants").

(8) Includes 668,599 shares of Common Stock which certain of the current Executive Officers and Directors have a right to acquire pursuant to presently exercisable stock options and 276,000 shares of Common Stock which certain of the current Executive Officers and Directors have a right to acquire pursuant to presently exercisable stock purchase warrants (the "Warrants") and 5,600 shares of Common Stock which certain of the current Executive Officers and Directors have a right to acquire upon the conversion of 12% Convertible Senior Subordinated Debentures (the "Debentures"), which Warrants and Debentures were purchased in the 1996 public offering.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               ----------------------------------------------

            Not applicable.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BENTLEY PHARMACEUTICALS, INC.




Dated:     April 30, 1998                 By: /s/ Michael D. Price
                                             ----------------------------
                                             Michael D. Price
                                             Vice President, Chief Financial
                                             Officer, Treasurer and Secretary
                                             (principal financial and accounting
                                             officer)