Form 10-Q
period 1998-03-31
BENTLEY PHARMACEUTICALS INC
filed 1998-05-14
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998

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

4830 W. Kennedy Blvd., Suite 548, Tampa, FL                          33609
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:           (813) 286-4401

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]        NO [_]

The number of shares of the Registrant's common stock outstanding as of May 12, 1998 was 8,427,699.

                          BENTLEY PHARMACEUTICALS, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
                                      INDEX



Part I.   FINANCIAL INFORMATION                                             PAGE


          Item 1.   Consolidated Financial Statements:

                    Consolidated  Balance  Sheets as of March 31, 1998
                    (unaudited) and December 31, 1997                          3

                    Consolidated  Statements of Operations (unaudited)
                    for the three months ended March 31, 1998 and 1997         4

                    Consolidated Statement of Changes in Common
                    Stockholders' Equity (unaudited) for the three
                    months ended March 31, 1998                                5

                    Consolidated  Statements of Cash Flows (unaudited)
                    for the three months ended March 31, 1998 and 1997         6

                    Notes to Consolidated Financial Statements (unaudited)     8


          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             11


Part II.  OTHER INFORMATION                                                   15

                          BENTLEY PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

                                                  (Unaudited)
                                                    March 31,     December 31,
                                                       1998          1997
                                                     --------      --------
ASSETS
------

Current assets:
 Cash and cash equivalents                          $ 10,592      $ 11,117
 Receivables                                           2,216         2,428
 Inventories                                             625           714
 Prepaid expenses and other                              909           750
                                                    --------      --------
  Total current assets                                14,342        15,009
                                                    --------      --------

Fixed assets, net                                      2,784         2,918
Drug licenses and related costs, net                     649           691
Other non-current assets, net                          2,897         2,425
                                                    --------      --------
                                                    $ 20,672      $ 21,043
                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

 Accounts payable                                   $  1,556      $  1,493
 Accrued expenses                                      2,044         1,723
 Short term borrowings                                   490         1,140
 Current portion of long term debt                         5             5
                                                    --------      --------
  Total current liabilities                            4,095         4,361
                                                    --------      --------
Long term debt, net                                    5,355         5,329
                                                    --------      --------
Other non-current liabilities                            106           110
                                                    --------      --------
Commitments and contingencies

Redeemable preferred stock, $1.00 par value,
 authorized 2,000 shares:
  Series A, issued and outstanding, 60 shares          2,372         2,338
Common Stockholders' Equity
 Common stock, $.02 par value, authorized
 35,000 shares, issued and outstanding,
 8,428 and 8,426 shares                                  168           168
Stock purchase warrants                                  556           192
Paid-in capital in excess of par value                81,356        81,382
Accumulated deficit                                  (71,365)      (70,982)
Cumulative foreign currency
 translation adjustment                               (1,971)       (1,855)
                                                    --------      --------
                                                       8,744         8,905
                                                    --------      --------
                                                    $ 20,672      $ 21,043
                                                    ========      ========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

(In thousands, except per share data)

                                                              For the Three
                                                               Months Ended
                                                                March 31,
                                                          ---------------------
                                                            1998          1997
                                                          -------       -------

Sales                                                     $ 3,500       $ 4,078

Cost of sales                                               1,510         2,288
                                                          -------       -------

Gross margin                                                1,990         1,790
                                                          -------       -------

Operating expenses:

 Selling, general and administrative                        1,924         1,904

 Research and development                                      33            66

 Depreciation and amortization                                 60            84
                                                          -------       -------

  Total operating expenses                                  2,017         2,054
                                                          -------       -------

Loss from operations                                          (27)         (264)

Other (income) expenses:

 Interest expense                                             270           320

 Interest income                                             (148)          (17)

 Provision for unrealized exchange loss                      --             243

 Other (income) expense, net                                 --              16
                                                          -------       -------

Loss before income taxes                                     (149)         (826)

Provision for income taxes                                    234          --
                                                          -------       -------

Net loss                                                     (383)         (826)

Other comprehensive loss:

Foreign currency translation losses                         (116)          (263)
                                                          -------       -------

Comprehensive loss                                        ($  499)     ($ 1,089)
                                                          =======       =======

Basic net loss per common share                           ($ 0.05)      ($ 0.26)
                                                          =======       =======

Weighted average common shares outstanding                  8,427         3,346
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

                          BENTLEY PHARMACEUTICALS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                   (unaudited)

(In thousands, except per share data)

                                         $.02 Par Value
                                           Common Stock       Additional                 Other
                                       --------------------    Paid-In   Accumulated    Equity
                                        Shares      Amount      Capital     Deficit  Transactions    Total
                                       --------    --------    --------    --------    --------    --------
Balance at December 31, 1997              8,426    $    168    $ 81,382    ($70,982)   ($ 1,663)   $  8,905

Exercise of stock options/warrants            2        --             8        --          --             8

Issuance of stock options/warrants         --          --          --          --           364         364

Accrual of dividends-preferred stock       --          --           (34)       --          --           (34)

Foreign currency translation               --          --          --          --          (116)       (116)
adjustment

Net loss                                   --          --          --          (383)       --          (383)
                                       --------    --------    --------    --------    --------    --------
Balance at March 31, 1998                 8,428    $    168    $ 81,356    ($71,365)   ($ 1,415)   $  8,744
                                       ========    ========    ========    ========    ========    ========




           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                 For the Three
                                                                  Months Ended
                                                                    March 31,
                                                                ---------------
(In thousands)                                                   1998      1997
                                                                -----     -----
Cash flows from operating activities:
 Net loss                                                       ($383)    ($826)
 Adjustments to reconcile net loss
 to net cash provided by (used in) operating activities:
 Depreciation and amortization                                     60        84
 Other non-cash items                                             (25)      324
 (Increase) decrease in assets and
   increase (decrease) in liabilities:
   Receivables                                                    157       223
   Inventories                                                     70        58
   Prepaid expenses and other current assets                     (166)       41
   Other assets                                                   (69)       (2)
   Accounts payable and accrued expenses                          447      (617)
   Other liabilities                                               (1)       (2)
                                                                -----     -----

    Net cash provided by (used in) operating activities            90      (717)
                                                                -----     -----

Cash flows from investing activities:
 Disposals (additions) to fixed assets                             14       (37)
 Acquisition of Spanish drug license                             --         (40)
                                                                -----     -----
    Net cash provided by (used in) investing activities            14       (77)
                                                                -----     -----




                The accompanying Notes to Consolidated Financial
                    Statements are an integral part of these
                              financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                   (unaudited)
                                 (In thousands)

                                                                  For the Three
                                                                   Months Ended
                                                                     March 31,
                                                               --------------------
                                                                 1998        1997
                                                               --------    --------
Cash flows from financing activities:
 Net (decrease) increase in short term borrowings              ($   635)   $    143
 Proceeds from exercise of stock options/warrants, net                8           5
 Payments on capital leases                                          (1)         (1)
                                                               --------    --------

    Net cash (used in) provided by financing activities            (628)        147
                                                               --------    --------

Effect of exchange rate changes on cash                              (1)       (277)
                                                               --------    --------

Net decrease in cash and cash equivalents                          (525)       (924)

Cash and cash equivalents at beginning of period                 11,117       4,425
                                                               --------    --------

Cash and cash equivalents at end of period                     $ 10,592    $  3,501
                                                               ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The Registrant paid cash during the period for (in thousands):

 Interest                                                      $    232    $    233
                                                               ========    ========
 Taxes                                                             --      $     12
                                                               ========    ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
The Registrant has issued Common Stock and Warrants in exchange for services as follows (in thousands):

 Shares issued                                                     --             1
                                                               ========    ========
 Amount                                                            --      $      2
                                                               ========    ========

The Registrant issued Warrants to purchase 425,000 shares of Common Stock, in exchange for services, during the three months ended March 31, 1998.

                The accompanying Notes to Consolidated Financial
                    Statements are an integral part of these
                              financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial statements of Bentley Pharmaceuticals, Inc. (the "Registrant"), at March 31, 1998 and 1997 included herein, have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

The consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries: Bentley Healthcare Corporation (f/k/a Belmac Healthcare Corporation) and its wholly owned subsidiary - Belmac Hygiene, Inc., Belmac Health Corp., B.O.G. International Finance, Inc., Belmac Jamaica, Ltd., Laboratorios Belmac, S.A., Chimos/LBF S.A. until its divestiture in June 1997, and Belmac Holdings, Inc. and its wholly owned subsidiary - Belmac A.I., Inc. All significant intercompany balances have been eliminated in consolidation. The financial position and results of operations of the Registrant's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against Common Stockholders' Equity. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

The Registrant  divested its French  subsidiary,  Chimos/LBF,  S.A. (referred to herein as Chimos/LBF), in June 1997 for approximately $3,650,000. The Registrant's operations in France consisted of the low margin brokerage of fine chemicals, sourcing of raw materials and pharmaceutical intermediaries and the distribution of biotechnology or orphan drugs.

The Registrant has entered into a negotiated letter of intent to purchase domestic and international rights to a portfolio of branded drugs, with an emphasis in gastrointestinal products, and a manufacturing facility located in Mequon, Wisconsin, from Schwarz Pharma, Inc. The letter of intent, dated July 21, 1997, was recently amended to take into consideration the possible transfer of control of the Registrant's Spanish subsidiary, Laboratorios Belmac, to Schwarz Pharma USA Holdings, Inc. and will serve as the basis for negotiations for the definitive agreements. The proposed transaction is subject to completion of due diligence, the execution of such definitive agreements and approval of the Registrant's stockholders and

Debenture holders. Upon execution of the letter of intent, the Registrant was required to remit a non-refundable deposit in the amount of $100,000. The Registrant has also capitalized other costs totaling approximately $947,000 related to this proposed acquisition and has included them in other non current assets, net.

In the opinion of management, the accompanying unaudited consolidated financial statements for the period ended March 31, 1998 and 1997 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1997 and contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Registrant's financial position as of March 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 should not be considered indicative of the results to be expected for the year.

CASH AND CASH EQUIVALENTS:

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

INVENTORIES:

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):

                                                   March 31, 1998     December 31, 1997
                                                   --------------     -----------------
Raw Materials                                           $ 368             $ 338
Finished Goods                                            367               501
                                                        -----             -----
                                                          735               839
Less: Allowance for slow moving or obsolete inventory    (110)             (125)
                                                        -----             -----
                                                        $ 625             $ 714
                                                        =====             =====

PROVISION FOR INCOME TAXES:

The Registrant has previously utilized all of its Spanish net operating loss carryforwards. As a result, the Registrant recorded a provision for income taxes totaling $234,000 for the three months ended March 31, 1998 as a result of taxable income in Spain.

BASIC NET LOSS PER COMMON SHARE:

Basic net loss per common share is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 provides for new accounting principles used in the calculation of earnings per share and is effective for financial statements for both interim and annual periods ended after December 15, 1997. The Registrant has recalculated the basic net loss per common share for all periods presented to give effect to FAS 128.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is not presented, as it is antidilutive. Stock options, stock warrants and convertible debentures are the only securities issued which would have been included in the diluted loss per share calculation.

                          BENTLEY PHARMACEUTICALS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Three Months Ended March 31, 1998 versus Three Months Ended March 31, 1997
--------------------------------------------------------------------------

The Registrant reported revenues of $3,500,000 and a net loss of $383,000 or $.05 per common share for the three months ended March 31, 1998 compared to revenues of $4,078,000 and a net loss of $826,000 or $.26 per common share for the same period in the prior year.

The 14% decrease in revenues is primarily attributable to the June 1997 divestiture of the Registrant's French subsidiary, Chimos/LBF, which generated approximately $1,095,000 in sales during the quarter ended March 31, 1997 compared with no sales during the quarter ended March 31, 1998. This decrease was partially offset by a 19% increase in sales by the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., to $3,454,000 during the quarter ended March 31, 1998. Gross margins for the quarter ended March 31, 1998 improved to 57%, compared to 44% in the comparable period of the prior year, primarily as a result of the higher proportionate sales generated by Laboratorios Belmac during the quarter ended March 31, 1998 compared to the combination of sales generated by Laboratorios Belmac and Chimos/LBF during the quarter ended March 31, 1997. The Registrant's distribution operations in France, Chimos/LBF, generated relatively low gross margins (approximately 22% for the quarter ended March 31, 1997) compared to the Registrant's Spanish subsidiary, Laboratorios Belmac, which is experiencing substantially higher margins (approximately 57% for the quarter ended March 31, 1998).

Selling, general and administrative expenses were $1,924,000, or 55% of sales, for the three months ended March 31, 1998 compared to $1,904,000, or 47% of sales, for the same period in the prior year. As a result of the decline in revenues, selling, general and administrative expenses as a percent of revenues increased during the quarter ended March 31, 1998, as compared to the same period in the prior year. A significant portion of these expenses are marketing and selling costs, which are necessary for the Registrant's plans to increase sales and market share in Spain. To the extent practical, however, the Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $33,000 for the quarter ended March 31, 1998 compared to $66,000 for the same period of the prior year. The minimal expenditures in research and development reflects the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures in the future in view of its limited resources.

Interest expense was $270,000 for the three months ended March 31, 1998 compared to $320,000 for the same period of the prior year. Interest income was $148,000 for the three months ended March 31, 1998, compared to $17,000 for the same period of the prior year. The increase was with respect to interest earned on higher short-term interest bearing investment balances during the first quarter of 1998, which resulted from the proceeds of the exercise of approximately 4,900,000 Class A Warrants during the fourth quarter of 1997. As a result of the then proposed sale of Chimos/LBF, the Registrant recorded a provision for unrealized exchange loss of $243,000 in the first quarter of 1997 resulting from a fluctuation in the currency exchange rate used to translate the foreign currency financial statements.

The Registrant recorded a provision for income taxes totaling $234,000 for the three months ended March 31, 1998 as a result of taxable income earned in Spain.

The Registrant reported a loss from operations for the quarter ended March 31, 1998 of $27,000 compared to a loss from operations of $264,000 in the same period of the prior year primarily as a result of improved gross margins on growing sales in Spain and controlled operating expenses. The effect of combining non-operating items, primarily interest expense of $270,000, interest income of $148,000 and income tax expense of $234,000 resulted in a net loss of $383,000, or $.05 per common share for the quarter ended March 31, 1998, compared to the loss in the comparable period of the prior year, of $826,000, or $.26 per common share.

LIQUIDITY AND CAPITAL RESOURCES:

Total assets decreased from $21,043,000 at December 31, 1997 to $20,672,000 at March 31, 1998, while Common Stockholders' Equity decreased from $8,905,000 at December 31, 1997 to $8,744,000 at March 31, 1998. The decrease in Common Stockholders' Equity reflects primarily the fluctuation in the exchange rates of the Spanish Peseta compared to the U.S. Dollar and the loss incurred by the Registrant for the three months ended March 31, 1998, offset by the effect of issuance of stock purchase warrants during the first quarter of 1998.

The Registrant's working capital decreased from $10,648,000 at December 31, 1997 to $10,247,000 at March 31, 1998, primarily as a result of the fluctuation of exchange rates and the loss incurred by the Registrant during the period.

Cash and cash equivalents decreased from $11,117,000 at December 31, 1997 to $10,592,000 at March 31, 1998, primarily as a result of repayment of short-term borrowings during the period. Included in cash and cash equivalents are approximately $10,127,000 of short-term investments considered to be cash equivalents.

Accounts receivable decreased from $2,428,000 at December 31, 1997 to $2,216,000 at March 31, 1998 as a result of the combined effects of exchange rate fluctuations and collection of receivables. The Registrant has not experienced any material delinquent accounts. Inventories remained relatively consistent at $625,000 at March 31, 1998 compared to $714,000 at December 31, 1997. Prepaid expenses and other current assets increased from $750,000 at December 31, 1997 to $909,000 at March 31, 1998.

Although the combined total of accounts payable and accrued expenses increased from $3,216,000 at December 31, 1997 to $3,600,000 at March 31, 1998, primarily as a result of the provision for income taxes of $234,000, on taxable income earned in Spain, short-term borrowings decreased from $1,140,000 at December 31, 1997 to $490,000 at March 31, 1998, as a result of lower outstanding balances on lines of credit used for operating purposes in Spain, resulting in lower total current liabilities at March 31, 1998.

Fixed assets, net decreased from $2,918,000 at December 31, 1997 to $2,784,000 at March 31, 1998, due to recurring depreciation charges and a fluctuation in foreign currency exchange rates.

Drug licenses and related costs, net decreased from $691,000 at December 31, 1997 to $649,000 at March 31, 1998, due to recurring amortization charges and a fluctuation in foreign currency exchange rates.

Other non-current assets increased from $2,425,000 at December 31, 1997 to $2,897,000 at March 31, 1998, primarily due to capitalized acquisition costs related to the proposed acquisition which were incurred in the quarter ended March 31, 1998. Long term debt increased from $5,329,000 at December 31, 1997 to $5,355,000 at March 31, 1998, due primarily to accretion recorded on the Debentures issued in the February 1996 Public Offering.

Investing activities provided net cash of $14,000 during the three months ended March 31, 1998. Financing activities, primarily repayment of short-term borrowings, for the three months ended March 31, 1998 used net cash of $628,000 and operating activities for the three months ended March 31, 1998 provided net cash of $90,000.

A substantial amount of the Registrant's business is conducted in Europe and is therefore influenced by the extent to which there are fluctuations in the dollar's value against other currencies. The effect of foreign currency fluctuations on long lived assets for the three months ended March 31, 1998 was a decrease of $116,000 and the cumulative historical effect was a decrease of $1,971,000, as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. Although exchange rates fluctuated significantly in recent years, the Registrant does not believe that the effect of foreign currency fluctuation is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation. Nonetheless, the Registrant does not plan to modify its business practices. The Registrant relies primarily upon financing activities to fund the operations of the Registrant in the United States. In the event that the Registrant is required to fund United States operations or cash needs with funds generated in Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

Given the Registrant's current liquidity and significant cash balances and considering its future strategic plans, the Registrant should have sufficient liquidity to fund operations and further its strategic objectives. The Registrant, however, continues to explore alternative sources for financing its business. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development and the sale of certain of the assets of, or its subsidiary. As discussed above, the Registrant has entered into a letter of intent to acquire pharmaceutical products and a manufacturing facility in the United States. The Registrant must finance the acquisition of these assets and is exploring various options intended to secure such financing. The Registrant has amended its letter of intent to take into consideration the possible transfer of control of its Spanish subsidiary to Schwarz Pharma USA Holdings, Inc.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)       Exhibits:

                              27.1 Financial Data Schedule

          (b) Reports on Form 8-K filed during the quarter ended March 31, 1998:

                              None

          The Registrant has not filed any reports on Form 8-K subsequent to March 31, 1998.

All other items required in Part II have been previously filed or are not applicable for the quarter ended March 31, 1998.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         BENTLEY PHARMACEUTICALS, INC.
                                         Registrant





May 14, 1998                             By:    /s/ James R. Murphy
                                            ------------------------------
                                            James R. Murphy
                                            Chairman, President and Chief
                                            Executive Officer (principal
                                            executive officer)




May 14, 1998                             By:    /s/ Michael D. Price
                                            ------------------------------
                                            Michael D. Price
                                            Vice President, Chief Financial
                                            Officer, Treasurer and Secretary
                                            (principal financial and accounting
                                            officer)