Form 10-Q
period 1998-06-30
BENTLEY PHARMACEUTICALS INC
filed 1998-08-12
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from -------------------  to ------------------------

Commission File Number  1-10581

                            BENTLEY PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as  specified in its charter)


           FLORIDA                                    No. 59-1513162
----------------------------------                 -----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

4830 W. Kennedy Blvd., Suite 548, Tampa, FL               33609
---------------------------------------------       ----------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:           (813) 286-4401
                                                         -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]               NO [ ]

The number of shares of the Registrant's common stock outstanding as of August 4, 1998 was 8,427,694.

                          BENTLEY PHARMACEUTICALS, INC.
                          ----------------------------
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
                  ---------------------------------------------
                                      INDEX
                                      -----



Part I. FINANCIAL INFORMATION                                                          PAGE
        ---------------------                                                          ----

        Item 1.  Consolidated Financial Statements:

                 Consolidated Balance Sheets as of June 30, 1998 (unaudited)
                 and December 31, 1997                                                     3

                 Consolidated Statements of Operations (unaudited) for the
                 three months ended June 30, 1998 and 1997, and the six months
                 ended June 30, 1998 and 1997                                              4

                 Consolidated Statement of Changes in Common Stockholders'
                 Equity (unaudited) for the six months ended June 30, 1998                 5

                 Consolidated Statements of Cash Flows (unaudited) for the six
                 months ended June 30, 1998 and 1997                                       6

                 Notes to Consolidated Financial Statements (unaudited)                    8


        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                      11


Part II. OTHER INFORMATION                                                                17
         -----------------







                          BENTLEY PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                   (unaudited)
(In thousands, except per share data)                                June 30,          December 31,
                                                                       1998               1997
                                                                    ---------         ------------
ASSETS
------

Current assets:
 Cash and cash equivalents                                             $9,471         $11,117
 Receivables                                                            2,218           2,428
 Inventories                                                              757             714
 Prepaid expenses and other                                             1,244             750
                                                                      -------         -------

  Total current assets                                                 13,690          15,009
                                                                      -------         -------

Fixed assets, net                                                       2,849           2,918
Drug licenses and related costs, net                                      928             691
Other non-current assets, net                                           1,778           2,425
                                                                      -------         -------
                                                                      $19,245         $21,043
                                                                      =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable                                                      $1,829          $1,493
 Accrued expenses                                                       1,848           1,723
 Short term borrowings                                                    496           1,140
 Current portion of long term debt                                          5               5
                                                                      -------         -------

  Total current liabilities                                            4,178            4,361
                                                                      -------         -------

Long term debt, net                                                    5,381            5,329
                                                                      -------         -------

Other non-current liabilities                                            299              110
                                                                      -------         -------

Commitments and contingencies

Redeemable preferred stock, $1.00 par value,
 authorized 2,000 shares:
  Series A, issued and outstanding, 60 shares                          2,406            2,338
                                                                      ------          -------
Common Stockholders' Equity:
 Common stock, $.02 par value, authorized 35,000 shares,
  issued and outstanding, 8,428 and 8,426 shares                         168              168
 Stock purchase warrants                                                 556              192
 Paid-in capital in excess of par value                               81,322           81,382
 Accumulated deficit                                                 (73,186)         (70,982)
 Cumulative foreign currency translation adjustment                   (1,879)          (1,855)
                                                                     -------          -------
                                                                       6,981            8,905
                                                                     -------          -------
                                                                     $19,245          $21,043
                                                                     =======          =======


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


(In thousands, except per share data)                               For the Three                          For the Six
                                                                   Months Ended                           Months Ended
                                                                      June 30,                              June 30,
                                                                  --------------------                 ---------------
                                                                  1998              1997             1998              1997
                                                                  ----              ----             ----              ----

Sales                                                          $3,358            $4,309            $6,858           $8,387

Cost of sales                                                   1,385             2,440             2,895            4,728
                                                                -----             -----             -----            -----

 Gross margin                                                   1,973             1,869             3,963            3,659
                                                                -----             -----             -----            -----

Operating expenses:

 Selling, general and administrative                            2,171             2,076             4,095            3,980

 Research and development                                          32               110                65              176

 Depreciation and amortization                                     66                88               126              172

 Nonrecurring charge                                            1,176                -              1,176                -
                                                                -----             ------            -----            -----

  Total operating expenses                                      3,445             2,274             5,462            4,328
                                                                -----             -----             -----            -----

 Loss from operations                                          (1,472)             (405)           (1,499)            (669)

Other (income) expenses:

 Interest expense                                                 265               325               535              645

 Interest income                                                 (134)               (3)              (282)            (20)

 Loss on disposition of subsidiary                                  -               348                  -             591

 Other (income) expense, net                                        -                13                  -              29
                                                             --------         ---------           -------          -------

Loss before income taxes                                       (1,603)            (1,088)           (1,752)         (1,914)

Provision for income taxes                                        218                  -               452               -
                                                              -------          ---------          --------          ------

Net loss                                                       (1,821)            (1,088)           (2,204)         (1,914)

Other comprehensive (income) loss:

  Foreign currency translation (gains) losses                     (92)                 2                24             265
                                                              -------          ---------          --------           -----

Comprehensive loss                                            ($1,729)           ($1,090)          ($2,228)        ($2,179)
                                                             ========          =========          ========         =======

Basic net loss per common share                                ($0.22)            ($0.33)           ($0.27)         ($0.59)
                                                             ========          =========          ========         =======

Weighted average common shares outstanding                      8,428              3,356             8,428           3,351
                                                             ========          =========          ========         =======


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                   (unaudited)

(In thousands, except per share data)

                                                 $.02 Par Value
                                                  Common Stock     Additional                       Other
                                                  -------------     Paid-In      Accumulated       Equity
                                             Shares       Amount    Capital        Deficit     Transactions        Total
                                             ------       ------    -------        -------     ------------        -----


Balance at December 31, 1997                  8,426          $168       $81,382      ($70,982)      ($1,663)       $8,905

Exercise of stock options/warrants                2             -             8             -             -             8

Issuance of stock options/warrants                -             -             -             -           364           364

Accrual of dividends-preferred stock              -             -           (68)            -             -           (68)

Foreign currency translation
adjustment                                        -             -             -             -          (24)           (24)

Net loss                                          -             -             -        (2,204)           -         (2,204)
                                              -----          ----       -------      --------      -------         ------

Balance at June 30, 1998                      8,428          $168       $81,322      ($73,186)     ($1,323)        $6,981
                                              =====          ====       =======      =========     ========        ======



          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                                For the Six
                                                                                                                Months Ended
                                                                                                                  June 30,
                                                                                                               --------------
(In thousands)                                                                                                 1998      1997
                                                                                                               ----      ----
Cash flows from operating activities:
 Net loss                                                                                                 ($2,204)      ($1,914)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                              126           172
   Nonrecurring charges                                                                                       158             -
   Loss on disposition of subsidiary                                                                            -           591
   Other non-cash items                                                                                       211           155
   (Increase) decrease in assets and increase (decrease) in liabilities:
   Receivables                                                                                                199           589
   Inventories                                                                                                (48)           88
   Prepaid expenses and other current assets                                                                 (368)         (414)
   Other assets                                                                                               105           117
   Accounts payable and accrued expenses                                                                      474          (509)
   Other liabilities                                                                                           77           (42)
   Capitalized acquisition costs                                                                              448             -
                                                                                                            -----         -----
          Net cash used in operating activities                                                              (822)       (1,167)
                                                                                                            -----         -----


Cash flows from investing activities:
 Acquisition of Spanish drug licenses                                                                       (138)          (40)
 (Additions to) disposals of fixed assets, net                                                               (24)            7
 Proceeds from sale of investments                                                                             -           166
 Receivable related to disposition of subsidiary                                                               -        (3,093)
                                                                                                           -----         -----
          Net cash used in investing activities                                                            (162)        (2,960)
                                                                                                           -----         -----



           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                   (unaudited)

(In thousands)                                                                                                   For the Six
                                                                                                                Months Ended
                                                                                                                   June 30,
                                                                                                                ------------

                                                                                                            1998             1997
                                                                                                            ----             ----
Cash flows from financing activities:
 Net (decrease) increase in short term borrowings                                                          ($641)          $498
 Proceeds from exercise of stock options/warrants, net                                                         8            251
 Payments on capital leases                                                                                   (2)            (2)
                                                                                                          ------           ----

         Net cash (used in) provided by financing activities                                                (635)           747
                                                                                                          ------           ----

Effect of exchange rate changes on cash                                                                      (27)          (536)
                                                                                                          ------           ----

Net decrease in cash and cash equivalents                                                                 (1,646)       (3,916)

Cash and cash equivalents at beginning of period                                                          11,117         4,425
                                                                                                         -------         -----

Cash and cash equivalents at end of period                                                                $9,471          $509
                                                                                                          ======         =====



SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION
The  Registrant  paid cash during the period for (in thousands):

 Interest                                                                                                   $460          $477
                                                                                                          ======         =====
 Taxes                                                                                                      $406           $12
                                                                                                          ======         =====



SUPPLEMENTAL DISCOUSURES OF NON-CASH FINANCING ACTIVITIES
The Registrant has issued Common Stock in exchange for services as follows (in thousands):

 Shares issued                                                                                                 -             1
                                                                                                           =====      ========
 Amount                                                                                                        -         $   2
                                                                                                           =====      ========

The Registrant issued Warrants during the six months ended June 30, 1998 to purchase 425,000 shares of Common Stock in exchange for services.



           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial statements of Bentley Pharmaceuticals, Inc. (the "Registrant"), at June 30, 1998 and 1997 included herein, have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

The consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries: Bentley Healthcare Corporation (f/k/a Belmac Healthcare Corporation) and its wholly owned subsidiary - Belmac Hygiene, Inc., Belmac Health Corp., B.O.G. International Finance, Inc., Belmac Jamaica, Ltd., Bentley Pharma, Inc., Pharma de Espana, Inc., Laboratorios Belmac, S.A., Chimos/LBF S.A. until its divestiture in June 1997, and Belmac Holdings, Inc. and its wholly owned subsidiary - Belmac A.I., Inc. All significant intercompany balances have been eliminated in consolidation. The financial position and results of operations of the Registrant's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against Common Stockholders' Equity. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

The Registrant divested its French subsidiary, Chimos/LBF, S.A. (referred to herein as Chimos/LBF), in June 1997 for approximately $3,650,000. An escrow fund in the amount of approximately $350,000, representing the balance due the Registrant, has been established for certain contingent obligations or liabilities. In the opinion of management, the resolution of these contingencies will not have a material effect on the Registrant's financial position or results of operations. The Registrant's operations in France consisted of the low margin brokerage of fine chemicals, sourcing of raw materials and pharmaceutical intermediaries and the distribution of biotechnology or orphan drugs.

The Registrant's previously announced negotiations whereby the Registrant was considering the purchase of domestic and international rights to a portfolio of branded drugs and a manufacturing facility located in Mequon, Wisconsin from Schwarz Pharma and whereby Schwarz Pharma was to acquire control of Bentley's Spanish subsidiary, Laboratorios Belmac came to an end in May 1998 without consummation of an agreement. Consequently, the Registrant has recorded a charge during the quarter ended June 30, 1998 for all previously capitalized costs specific to this and other related potential acquisitions totaling approximately $1,176,000, including $158,000 of non-cash items.

In the opinion of management, the accompanying unaudited consolidated financial statements for the period ended June 30, 1998 and 1997 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1997 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Registrant's financial position as of June 30, 1998 and the results of its operations and its cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the six months ended June 30, 1998 should not be considered indicative of the results to be expected for the year.

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

INVENTORIES:

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):

                                             June 30, 1998     December 31, 1997
                                             -------------     -----------------
Raw Materials                                          $349         $338
Finished goods                                          517          501
                                                       ----          ---
                                                        866          839
Less: Allowance for slow moving or obsolete inventory  (109)        (125)
                                                       -----        -----
                                                       $757         $714
                                                       =====        =====

PROVISION FOR INCOME TAXES:

The Registrant has utilized all of its Spanish tax net operating loss carryforwards. As a result, the Registrant recorded a provision for income taxes totaling $452,000 for the six months ended June 30, 1998 as a result of its taxable income in Spain. This amount differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of certain nondeductible expenses in Spain. The Registrant paid $126,000 in income taxes during the six months ended June 30, 1998 related to taxable income in Spain and $280,000 in U.S. income taxes related to amounts accrued at December 31, 1997.

BASIC NET LOSS PER COMMON SHARE:

Basic net loss per common share is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 provides for new accounting principles for use in the calculation of earnings per share and is effective for financial statements for both interim and annual periods ended after December 15, 1997. The Registrant has recalculated the basic net loss per common share for all periods presented to give effect to FAS 128.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during each period adjusted for actual shares issued during the period. Diluted loss per common share is not presented, as it is antidilutive. The effect of the Registrant's outstanding stock options, stock warrants and convertible debentures were considered in the diluted loss per share calculation.

                          BENTLEY PHARMACEUTICALS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
---------------------

Three Months Ended June 30, 1998 versus Three Months Ended June 30, 1997
------------------------------------------------------------------------

The Registrant reported revenues of $3,358,000 and a net loss of $1,821,000 or $.22 per common share for the three months ended June 30, 1998 compared to revenues of $4,309,000 and a net loss of $1,088,000 or $.33 per common share for the same period in the prior year. Excluding the effect of the nonrecurring charge of $1,176,000, representing the write-off of previously capitalized acquisition costs, the Registrant's net loss would have been $645,000 or $.08 per common share for the three months ended June 30, 1998.

The 22% decrease in revenues is primarily attributable to the June 1997 divestiture of the Registrant's French subsidiary, Chimos/LBF, which generated approximately $803,000 in revenues during the quarter ended June 30, 1997. The Registrant's Spanish subsidiary, Laboratorios Belmac S.A., reported an increase in revenues of 2% in local currency; however, fluctuations in foreign currency exchange rates resulted in a 3% decrease to $3,308,000 in U.S. dollars in the quarter ended June 30, 1998 compared to the same period in the prior year.

Gross margins for the quarter ended June 30, 1998 improved to 59% compared to 43% in the comparable period of the prior year, primarily as a result of: (i) improvement in Laboratorios Belmac's gross margin from 49% to 59% and (ii) the low gross margins associated with Chimos/LBF, which was divested in June 1997.

Selling, general and administrative expenses increased $95,000, or 5% to $2,171,000 for the three months ended June 30, 1998 compared to $2,076,000 for the same period in the prior year. A significant portion of these expenses are marketing and selling costs, which are necessary for the Registrant's plans to increase sales and market share in Spain. To the extent practical, however, the Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $32,000 for the quarter ended June 30, 1998 compared to $110,000 for the same period of the prior year. The minimal expenditures in research and development reflects the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures in the future.

Included in operating expenses for the three months ended June 30, 1998 is a nonrecurring charge of $1,176,000, which represents the previously capitalized costs specific to the abandoned Schwarz Pharma and other related acquisitions. These costs were written off during the second quarter of 1998 after negotiations ended during May of 1998.

Interest expense totaled $265,000 for the three months ended June 30, 1998 compared to $325,000 for the same period of the prior year. Interest income was $134,000 for the three months ended June 30, 1998, compared to $3,000 for the same period of the prior year. The increase was with respect to interest earned on higher short-term interest bearing investment balances during the second quarter of 1998, which resulted from the proceeds of the exercise of approximately 4,900,000 Class A Warrants during the fourth quarter of 1997. As a result of the June 1997 sale of Chimos/LBF, the Registrant recorded a provision for loss on disposition of subsidiary, which totaled $348,000, including realized exchange loss of $143,000, and a loss of $205,000 in the second quarter of 1997. The Registrant recorded a provision for income taxes totaling $218,000 for the three months ended June 30, 1998 as a result of taxable income earned in Spain.

The Registrant reported a loss from operations of $1,472,000 for the quarter ended June 30, 1998 compared to $405,000 in the same period of the prior year, primarily due to the 1998 nonrecurring charge of $1,176,000 representing the write-off of previously capitalized costs specific to the abandoned Schwarz Pharma and other related acquisitions. Excluding the effect of the nonrecurring charge, the Registrant's loss from operations for the three months ended June 30, 1998 would have been $296,000. The effect of combining non-operating items, primarily interest expense of $265,000, interest income of $134,000 and provision for income taxes of $218,000 resulted in a net loss of $1,821,000, or $.22 per common share for the quarter ended June 30, 1998, compared to the net loss in the comparable period of the prior year, of $1,088,000, or $.33 per common share. Excluding the nonrecurring charge, the net loss would have been $645,000 or $.08 per common share for the three months ended June 30, 1998.

Six Months Ended June 30, 1998 versus Six Months Ended June 30, 1997
--------------------------------------------------------------------

The Registrant reported revenues of $6,858,000 and a net loss of $2,204,000 or $.27 per common share for the six months ended June 30, 1998 compared to revenues of $8,387,000 and a net loss of $1,914,000 or $.59 per common share for the same period in the prior year. Excluding the effect of the nonrecurring charge of $1,176,000, representing the write-off of previously capitalized acquisition costs, the Registrant's net loss would have been $1,028,000 or $.13 per common share for the six months ended June 30, 1998.

The 18% decrease in revenues is primarily attributable to the June 1997 divestiture of the Registrant's French subsidiary, Chimos/LBF, which generated approximately $1,898,000 in revenues during the six months ended June 30, 1997. The Registrant's Spanish subsidiary, Laboratorios Belmac S.A., reported an increase in revenues of 15% in local currency in the six months ended June 30, 1998 compared to the same period in the prior year; however, fluctuations in foreign currency exchange rates reduced the increase to 7% or $6,763,000 when expressed in U.S. dollars.

Gross margins for the six months ended June 30, 1998 improved to 58% compared to gross margins of 44% in the comparable period of the prior year, primarily as a result of: (i) improvement in Laboratorios Belmac's gross margin from 51% to 58% and (ii) the low gross margins associated with Chimos/LBF, which was divested in June 1997.

Selling, general and administrative expenses increased by $115,000 or 3% to $4,095,000 for the six months ended June 30, 1998 compared to $3,980,000 for the same period in the prior year. A significant portion of these expenses are marketing and selling costs, which are necessary for the Registrant's plans to increase sales and market share in Spain. To the extent practical, however, the Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $65,000 for the six months ended June 30, 1998 compared to $176,000 for the same period of the prior year. The minimal expenditures in research and development reflect the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures.

Included in operating expenses for the six months ended June 30, 1998 is a nonrecurring charge of $1,176,000, which represents the previously capitalized costs specific to the abandoned Schwarz Pharma and other related acquisitions. These costs were written off during the second quarter of 1998 after negotiations ended during May of 1998.

Interest expense totaled $535,000 for the six months ended June 30, 1998 compared to $645,000 for the same period of the prior year. Interest income was $282,000 for the six months ended June 30, 1998 compared to $20,000 for the same period of the prior year. The increase was with respect to interest earned on higher short-term interest bearing investment balances during the six months ended June 30, 1998, which resulted from the proceeds of the exercise of approximately 4,900,000 Class A Warrants during the fourth quarter of 1997. As a result of the June 1997 sale of Chimos/LBF, the Registrant recorded a provision for loss on disposition of subsidiary, which totaled $591,000, including realized exchange loss of $386,000, and a loss of $205,000 during the six months ended June 30, 1997. The Registrant recorded a provision for income taxes totaling $452,000 for the six months ended June 30, 1998 as a result of taxable income earned in Spain.

The Registrant reported a loss from operations of $1,499,000 for the six months ended June 30, 1998 compared to $669,000 in the same period of the prior year, primarily due to the 1998 nonrecurring charge of $1,176,000 representing the write-off of previously capitalized costs specific to the Schwarz Pharma and other related acquisitions. Excluding the effect of the nonrecurring charge, the Registrant's loss from operations for the six months ending June 30, 1998 would have been $323,000. The effect of combining non-operating items, primarily interest expense of $535,000, interest income of $282,000 and provision for income taxes of $452,000 resulted in a net loss of $2,204,000, or $.27 per common share for the six months ended June 30, 1998, compared to the net loss in the comparable period of the prior year, of $1,914,000, or $.59 per common share. Excluding the nonrecurring charge, the net loss would have been $1,028,000 or $.13 per common share for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Total assets decreased from $21,043,000 at December 31, 1997 to $19,245,000 at June 30, 1998, while Common Stockholders' Equity decreased from $8,905,000 at December 31, 1997 to $6,981,000 at June 30, 1998. The decrease in Common Stockholders' Equity reflects primarily the loss incurred by the Registrant for the six months ended June 30, 1998.

The Registrant's working capital decreased from $10,648,000 at December 31, 1997 to $9,512,000 at June 30, 1998, primarily as a result of the loss from operations incurred by the Registrant during the period.

Cash and cash equivalents decreased from $11,117,000 at December 31, 1997 to $9,471,000 at June 30, 1998, primarily as a result of using cash for operating activities (including costs associated with the abandoned acquisition attempt), repayment of short-term borrowings during the period and the acquisition of drug licenses in Spain. Included in cash and cash equivalents at June 30, 1998 are approximately $9,109,000 of short-term investments considered to be cash equivalents.

Accounts receivable decreased from $2,428,000 at December 31, 1997 to $2,218,000 at June 30, 1998 as a result of collection of receivables. The Registrant has not experienced any material delinquent accounts. Inventories increased slightly to $757,000 at June 30, 1998 compared to $714,000 at December 31, 1997. Prepaid expenses and other current assets increased from $750,000 at December 31, 1997 to $1,244,000 at June 30, 1998, primarily as the result of issuance of stock purchase warrants and prepayment of marketing costs in Spain. The value of the warrants are being amortized over the life of the underlying contract for services.

Although the combined total of accounts payable and accrued expenses increased from $3,216,000 at December 31, 1997 to $3,677,000 at June 30, 1998, primarily as a result of the costs incurred relating to the abandoned Schwarz Pharma acquisition, short-term borrowings decreased from $1,140,000 at December 31, 1997 to $496,000 at June 30, 1998, as a result of lower outstanding balances on lines of credit used for operating purposes in Spain, resulting in 4% lower total current liabilities at June 30, 1998 than at December 31, 1997.

Fixed assets, net decreased from $2,918,000 at December 31, 1997 to $2,849,000 at June 30, 1998, due primarily to recurring depreciation charges.

Drug licenses and related costs, net increased from $691,000 at December 31, 1997 to $928,000 at June 30, 1998, primarily due to the purchase of drug licenses in Spain, offset by recurring amortization charges.

Other non-current assets decreased from $2,425,000 at December 31, 1997 to $1,778,000 at June 30, 1998, primarily due to the write-off of previously capitalized acquisition costs specific to the abandoned Schwarz Pharma and other related acquisitions and recurring amortization charges.

Long term debt increased from $5,329,000 at December 31, 1997 to $5,381,000 at June 30, 1998, due primarily to accretion recorded on the Debentures issued in the Registrant's February 1996 public offering. Other non-current liabilities increased from $110,000 at December 31, 1997 to $299,000 at June 30, 1998, primarily as a result of recording an obligation to issue 62,000 shares of Common Stock to a consulting firm for services rendered.

Investing activities, primarily the purchase of drug licenses in Spain, used net cash of $162,000 during the six months ended June 30, 1998. Financing activities, primarily repayment of short-term borrowings, for the six months ended June 30, 1998 required net cash of $635,000 and operating activities including the write off of pre-acquisition costs for the six months ended June 30, 1998 used net cash of $822,000.

A substantial amount of the Registrant's business is conducted in Europe and is therefore affected by the extent to which there are fluctuations in the dollar's value against other currencies. The effect of foreign currency fluctuations on long lived assets for the six months ended June 30, 1998 was a decrease of
$24,000 and the cumulative historical effect was a decrease of $1,879,000, as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. Although exchange rates fluctuated significantly in recent years, the Registrant does not believe that the effect of foreign currency fluctuation is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation. The Registrant relies primarily upon financing activities to fund the operations of the Registrant in the United States. In the event that the Registrant is required to fund United States operations or cash needs with funds generated in Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

Given the Registrant's current liquidity and significant cash balances and considering its future strategic plans, the Registrant should have sufficient liquidity to fund operations and further its immediate strategic objectives. The Registrant, however, continues to explore alternative sources for financing its business. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products.

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

CAUTIONARY  STATEMENTS  FOR  PURPOSES  OF THE "SAFE  HARBOR"  PROVISIONS  OF THE
--------------------------------------------------------------------------------
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------

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

PART II.          OTHER INFORMATION
                  -----------------

Item 1.   Legal Proceedings
          -----------------

On June 24, 1998, the Circuit Court of the Thirteenth Judicial Circuit, State of Florida, Hillsborough County Civil Division formally dismissed all claims that had been asserted against the Registrant by Michael M. Harshbarger, a former member of the Registrant's Board of Directors and its former President and Chief Executive Officer. The Circuit Court Judge ordered Harshbarger's pleadings, in which he was seeking alleged monetary damages in excess of $1,400,000, stricken after Harshbarger failed to appear at a court ordered mediation conference on May 14, 1998 and failed to appear at a court ordered Case Management Conference on May 27, 1998. Harshbarger had also failed to appear at his deposition in January 1998. Harshbarger originally filed suit in November 1993 alleging wrongful termination. The Registrant has always viewed Harshbarger's claims as meritless.

The Judge's order also set this matter for trial on August 24 through 26, 1998 for the purpose of trying the Registrant's counterclaims against Harshbarger, which include charges of wrongful conversion and civil theft, fraud and deceit, and breach of contract and seeking the return of corporate assets removed by Harshbarger as well as for restitution related to expenses of a personal nature that Harshbarger charged to the Registrant's accounts. The Registrant's amended counterclaim includes breach of fiduciary duty and seeks damages from Harshbarger in excess of $1,000,000.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Annual Meeting of Stockholders of the Registrant was held on July 29, 1998 for the purpose of electing three directors. Proxies for the meeting were solicited pursuant to Regulation 14D of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition. The following members were elected to the Registrant's Board of Directors.

Nominee                  Term Expiring    Shares Voted For  Shares Voted Against
-------                  -------------    ----------------  --------------------

Charles L. Bolling               2001           8,035,911            50,931
Robert J. Gyurik                 2001           8,035,911            50,931
Michael McGovern, J.D., C.P.A.   2000           8,035,911            50,931

Directors whose terms of office continued after the meeting are as follows:

Name                                                 Term Expiring
----                                                 -------------

James R. Murphy                                          1999
Robert M. Stote                                          1999
Michael D. Price                                         2000

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)Exhibits:

                   27.1 Financial Data Schedule

          (b)Reports on Form 8-K filed during the quarter ended June 30, 1998:

                   None.

          The Registrant has not filed any reports on Form 8-K subsequent to June 30, 1998.

All other items required in Part II have been previously filed or are not applicable for the quarter ended June 30, 1998.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        BENTLEY PHARMACEUTICALS, INC.
                                        ------------------------------------
                                        Registrant





August 11, 1998                By:      /s/ James R. Murphy
                                        -------------------
                                        James R. Murphy
                                        Chairman, President and Chief Executive
                                        Officer (principal executive officer)




August 11, 1998                By:      /s/ Michael D. Price
                                        --------------------
                                        Michael D. Price
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary (principal
                                        financial and accounting officer