Form 10-Q
period 1998-09-30
BENTLEY PHARMACEUTICALS INC
filed 1998-11-17
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to   ______________

Commission File Number 1-10581
                       -------

                            BENTLEY PHARMACEUTICALS, INC.
     ---------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           FLORIDA                              No. 59-1513162
-------------------------------             ---------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

                4890 W. Kennedy Blvd., Suite 400, Tampa, FL 33609
               ---------------------------------------------------
                (Current Address of Principal Executive Offices)

                4830 W. Kennedy Blvd., Suite 548, Tampa, FL 33609
               ------------------------------------------------------
                 (Former Address of Principal Executive Offices)

Registrant's telephone number, including area code:        (813) 281-0961
                                                    --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X               NO

The number of shares of the Registrant's common stock outstanding as of November 13, 1998 was 8,443,192.

                          BENTLEY PHARMACEUTICALS, INC.
                          ----------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
               --------------------------------------------------
                                      INDEX
                                      -----

Part I.           FINANCIAL INFORMATION                                                                  PAGE
                  ---------------------                                                                  ----

                  Item 1.  Consolidated Financial Statements:

                           Consolidated Balance Sheets as of September 30, 1998 (unaudited)
                           and December 31, 1997                                                           3

                           Consolidated Statements of Operations (unaudited) for the
                           three months ended September 30, 1998 and 1997, and the nine
                           months ended September 30, 1998 and 1997                                        4

                           Consolidated Statement of Changes in Common Stockholders'
                           Equity (unaudited) for the nine months ended September 30, 1998                 5

                           Consolidated Statements of Cash Flows (unaudited) for the nine
                           months ended September 30, 1998 and 1997                                        6

                           Notes to Consolidated Financial Statements (unaudited)                          8


                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                            11


Part II.          OTHER INFORMATION                                                                       18
                  -----------------

                          BENTLEY PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                             (Unaudited)
(In thousands, except per share data)                                                       September 30,          December 31,
                                                                                                 1998                  1997
                                                                                            ------------           -----------
ASSETS


Current assets:
 Cash and cash equivalents                                                                      $8,430              $11,117

 Receivables                                                                                     2,894                2,428

 Inventories                                                                                       936                  714

 Prepaid expenses and other                                                                      1,472                  750
                                                                                               -------               ------
  Total current assets                                                                          13,732               15,009
                                                                                               -------               ------
Fixed assets, net                                                                                3.187                2,918
Drug licenses and related costs, net                                                             1,298                  691
Other non-current assets, net                                                                    1,763                2,425
                                                                                              --------              -------
                                                                                               $19,980              $21,043
                                                                                              ========              =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                               $1,853               $1,493
 Accrued expenses                                                                                1,630                1,723
 Short term borrowings                                                                           1,234                1,140
 Current portion of long term debt                                                                   5                    5
                                                                                            ----------            ---------
  Total current liabilities                                                                      4,722                4,361
                                                                                            ----------            ---------
Long term debt, net                                                                              5,409                5,329
                                                                                            ----------            ---------
Other non-current liabilities                                                                      289                  110
                                                                                            ----------            ---------
Commitments and contingencies

Redeemable preferred stock, $1.00 par value,
 authorized 2,000 shares:
  Series A, issued and outstanding, 60 shares                                                    2,440                2,338
                                                                                              --------             --------
Common Stockholders' Equity:
 Common stock, $.02 par value, authorized 35,000 shares,
  issued and outstanding, 8,428 and 8,426 shares                                                   168                  168
 Stock purchase warrants                                                                           556                  192
 Paid-in capital in excess of par value                                                         81,289               81,382
 Accumulated deficit                                                                           (73,342)             (70,982)
 Cumulative foreign currency translation adjustment                                             (1,551)              (1,855)
                                                                                             ---------             --------
                                                                                                 7,120                8,905
                                                                                             ---------             --------
                                                                                               $19,980              $21,043
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

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

(In thousands, except per share data)

                                                                      For the Three                      For the Nine
                                                                       Months Ended                      Months Ended
                                                                       September 30,                     September 30,
                                                                1998              1997             1998              1997
                                                                ----              ----             ----              ----

Sales                                                          $3,674            $3,141           $10,532          $11,528

Cost of sales                                                   1,585             1,617             4,480            6,345
                                                                -----             -----             -----            -----

 Gross margin                                                   2,089             1,524             6,052            5,183
                                                                -----             -----             -----            -----

Operating expenses:

 Selling, general and administrative                            2,113             1,666             6,208            5,646

 Research and development                                          30               130                95              306

 Depreciation and amortization                                     75                60               201              232

 Nonrecurring charge                                                -                 -             1,176                -
                                                              -------           -------             -----           ------

  Total operating expenses                                      2,218             1,856             7,680            6,184
                                                                -----             -----             -----            -----

Loss from operations                                            (129)             (332)           (1,628)          (1,001)

Other (income) expenses:

 Interest expense                                                 285               318               820              963

 Interest income                                                 (126)              (14)             (408)             (34)

Loss on disposition of subsidiary                                   -                 -                 -              591

 Other (income) expense, net                                        -                23                 -               52
                                                                -----             -----             -----            -----


Loss before income taxes                                         (288)             (659)           (2,040)          (2,573)

Income tax (benefit) provision                                   (132)                -               320                -
                                                                -----             -----             -----            -----


Net loss                                                         (156)             (659)           (2,360)          (2,573)

Other comprehensive (income) loss:

  Foreign currency translation (gains) losses                    (328)               56              (304)             321

Comprehensive income (loss)                                      $172             ($715)          ($2,056)         ($2,894)
                                                               ======             =====           =======          =======

Basic net loss per common share                                ($0.02)           ($0.20)           ($0.29)          ($0.79)
                                                               ======             =====           =======          =======

Weighted average common shares outstanding                      8,428             3,453             8,428            3,385
                                                               ======             =====           =======          =======


          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                   (unaudited)



(In thousands, except per share data)

                                              $.02 Par Value          Additional                   Other
                                               Common Stock            Paid-In      Accumulated    Equity
                                         Shares            Amount      Capital        Deficit     Transactions     Total
                                         ------            -----      ----------    -----------   ------------     ------

Balance at December 31, 1997                8,426          $168       $81,382      ($70,982)      ($1,663)         $8,905

Exercise of stock options/warrants              2             -             8             -             -              8

Issuance of stock options/warrants              -             -             -             -           364            364

Accrual of dividends-preferred stock            -             -          (101)            -             -           (101)

Foreign currency translation                    -             -             -             -           304            304
adjustment

Net loss                                                                            (2,360)                       (2,360)
                                     ------------  ------------  ------------- ------------  ------------- -------------
                                                -             -             -                           -
Balance at September 30, 1998               8,428          $168       $81,289     ($73,342)         ($995)        $7,120
                                     ============  ============  ============= ============  ============= =============


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements
                                       5

                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                              For the Nine
                                                                                              Months Ended
                                                                                              September 30,
                                                                                           -----------------
(In thousands)                                                                              1998        1997
                                                                                            ----        ----

Cash flows from operating activities:
 Net loss                                                                                ($2,360)      ($2,573)
 Adjustments to reconcile net loss
    to net cash used in operating activities:
Depreciation and amortization                                                                201           232
Nonrecurring charges                                                                         158             -
Loss on disposition of subsidiary                                                              -           591
Other non-cash items                                                                         375           305
 (Increase) decrease in assets and
   increase (decrease) in liabilities:
   Receivables                                                                             (316)           803
   Inventories                                                                             (160)           143
   Prepaid expenses and other current assets                                               (609)          (230)
   Other assets                                                                               78          (136)
   Accounts payable and accrued expenses                                                      64        (1,203)
   Other liabilities                                                                          60           (45)
   Capitalized acquisition costs                                                             448             -
                                                                                     -----------  ------------
          Net cash used in operating activities                                           2,061         (2,113)
                                                                                     -----------  ------------


Cash flows from investing activities:
 Acquisition of Spanish drug licenses                                                      (447)           (40)
 Additions to fixed assets, net                                                            (178)            (2)
 Proceeds from sale of investments                                                            -            166
 Receivable related to disposition of subsidiary                                              -           (501)
                                                                                     ----------   ------------
          Net cash used in investing activities                                           (625)           (377)
                                                                                     ----------   ------------



                The accompanying Notes to Consolidated Financial
         Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                   (unaudited)
(In thousands)

                                                                                                                 For the Nine
                                                                                                                 Months Ended
                                                                                                                 September 30,
                                                                                                                 -------------
                                                                                                            1998             1997
                                                                                                            ----             ----
Cash flows from financing activities:
 Net increase in short term borrowings                                                                         12          $255
 Proceeds from exercise of stock options/warrants, net                                                          8           266
 Payments on capital leases                                                                                    (5)           (4)
                                                                                                           ------        ------
         Net cash provided by financing activities                                                             15           517
                                                                                                           ------        ------
Effect of exchange rate changes on cash                                                                       (16)         (477)
                                                                                                           ------        ------
Net decrease in cash and cash equivalents                                                                  (2,687)       (2,450)
Cash and cash equivalents at beginning of period                                                           11,117         4,425
                                                                                                           ------        ------
Cash and cash equivalents at end of period                                                                 $8,430        $1,975
                                                                                                           ======        ======



SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION
The  Registrant  paid cash during the period for (in thousands):

 Interest                                                                                                   $669          $717
                                                                                                            ====          ====
 Taxes                                                                                                      $716           $12
                                                                                                            ====          ====



SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
The Registrant has issued Common Stock in exchange for services as follows (in thousands):

 Shares issued                                                                                                 -             1
                                                                                                            ====          ====
 Amount                                                                                                        -          $  2
                                                                                                            ====          ====

The Registrant issued Warrants during the nine months ended September 30, 1998 to purchase 425,000 shares of Common Stock in exchange for services.



          The accompanying Notes to Consolidated Financial Statements are an integral partof these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial statements of Bentley Pharmaceuticals, Inc. (the "Registrant"), at September 30, 1998 and 1997 included herein, have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

The Registrant's previously announced negotiations whereby the Registrant was considering the purchase of domestic and international rights to a portfolio of branded drugs and a manufacturing facility located in Mequon, Wisconsin from Schwarz Pharma and whereby Schwarz Pharma was to acquire control of Bentley's Spanish subsidiary, Laboratorios Belmac came to an end in May 1998 without consummation of an agreement. Consequently, the Registrant recorded a charge during the quarter ended June 30, 1998 for all previously capitalized costs specific to this and other related potential acquisitions totaling approximately $1,176,000, including $158,000 of non-cash items.

In the opinion of management, the accompanying unaudited consolidated financial statements for the period ended September 30, 1998 and 1997 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1997 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Registrant's financial position as of September 30, 1998 and the results of its operations and its cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the nine months ended September 30, 1998 should not be considered indicative of the results to be expected for the year.

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

INVENTORIES:

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):

                                         September 30, 1998   December 31, 1997
                                         ------------------   -----------------

Raw Materials                                      $575          $338
Finished goods                                      470           501
                                                   ----           ---
                                                  1,045           839
Less: Allowance for slow moving or                 (109)         (125)
         obsolete inventory                       -----          -----
                                                   $936          $714
                                                   ====          ====

PROVISION FOR INCOME TAXES:

The Registrant has utilized all of its Spanish tax net operating loss carryforwards. As a result, the Registrant recorded a provision for income taxes totaling $320,000 for the nine months ended September 30, 1998 as a result of its taxable income in Spain. This amount differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of certain nondeductible expenses in Spain. The Registrant paid $436,000 in income taxes during the nine months ended September 30, 1998 related to taxable income in Spain and $280,000 in U.S. income taxes related to amounts accrued at December 31, 1997. Upon completion of the Registrant's U.S. federal income tax return in September 1998, it was determined that the Registrant was due a refund of this $280,000 as a result of application of foreign tax credits. The refund was received subsequent to September 30, 1998 and has been reflected as a tax benefit in the quarter ended September 30, 1998.

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

SUBSEQUENT EVENTS:

Subsequent to September 30, 1998, the holders of the Registrant's Series A Preferred Stock converted all such holdings into shares of the Registrant's Common Stock. As a result, the number of shares of Common Stock increased by 15,498 and Common Stockholders' Equity increased by approximately $2.4 million in October 1998.

The Registrant purchased the product Senioral from Sanofi-Winthrop subsequent to September 30, 1998 for approximately $1.4 million. Senioral is a combination product useful in the treatment of congestive symptoms of the upper respiratory tract. The Registrant's Spanish subsidiary, Laboratorios Belmac S. A. started marketing Senioral in October 1998 and expects sales of approximately $1 million in the first twelve months.

                          BENTLEY PHARMACEUTICALS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
---------------------

Three Months Ended  September  30, 1998 versus Three Months Ended  September 30,
--------------------------------------------------------------------------------
1997
----

The Registrant reported revenues of $3,674,000 and a net loss of $156,000 or $.02 per common share for the three months ended September 30, 1998 compared to revenues of $3,141,000 and a net loss of $659,000 or $.20 per common share for the same period in the prior year.

The 17%  increase in  revenues is  primarily  attributable  to the  Registrant's
Spanish subsidiary, Laboratorios Belmac S.A., which reported an increase in revenues of 22% in local currency; however, fluctuations in foreign currency exchange rates resulted in a 24% increase to $3,647,000 in U.S. dollars in the quarter ended September 30, 1998 compared to the same period in the prior year.

Gross margins for the quarter ended September 30, 1998 improved to 57% compared to 49% in the comparable period of the prior year, primarily as a result of increased volume and the utilization of capacity.

Selling, general and administrative expenses increased $447,000, or 27% to $2,113,000 for the three months ended September 30, 1998 compared to $1,666,000 for the same period in the prior year. A significant portion of these expenses are marketing and selling costs, which are necessary for the Registrant's plans to increase sales and market share in Spain. To the extent practical, however, the Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $30,000 for the quarter ended September 30, 1998 compared to $130,000 for the same period of the prior year. The minimal expenditures in research and development reflects the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures in the future.

Interest expense totaled $285,000 for the three months ended September 30, 1998 compared to $318,000 for the same period of the prior year. Interest income was $126,000 for the three months ended September 30, 1998, compared to $14,000 for the same period of the prior year. The increase was with respect to interest earned on higher short-term interest bearing investment balances during the third quarter of 1998, which resulted from the proceeds of the exercise of approximately 4,900,000 Class A Warrants during the fourth quarter of 1997. The Registrant recorded a provision for income taxes totaling $148,000 for the three months ended September 30, 1998 as a result of taxable income earned in Spain, which was offset by a refund of U.S. income taxes in the amount of $280,000. The refund, which was applied for as a result of filing the Registrant's U.S. income tax return in September 1998, was received subsequent to September 30, 1998. Such refund, which resulted from application of foreign tax credits, was recorded as a benefit in the quarter ended September 30, 1998.

The Registrant reported a loss from operations of $129,000 for the quarter ended September 30, 1998 compared to loss from operations of $332,000 in the same period of the prior year. The effect of combining non-operating items, primarily interest expense of $285,000, interest income of $126,000 and an income tax benefit of $132,000 resulted in a net loss of $156,000, or $.02 per common share for the quarter ended September 30, 1998, compared to the net loss in the comparable period of the prior year, of $659,000, or $.20 per common share.

Nine Months Ended September 30, 1998 versus Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------

The Registrant reported revenues of $10,532,000 and a net loss of $2,360,000 or $.29 per common share for the nine months ended September 30, 1998 compared to revenues of $11,528,000 and a net loss of $2,573,000 or $.79 per common share for the same period in the prior year. Excluding the effect of the nonrecurring charge of $1,176,000, representing the write-off of previously capitalized acquisition costs, the Registrant's net loss would have been $1,184,000 or $.15 per common share for the nine months ended September 30, 1998.

The 9% decrease in revenues is primarily attributable to the June 1997 divestiture of the Registrant's French subsidiary, Chimos/LBF, which generated approximately $2,029,000 during the nine months ended September 30, 1997. However, the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., reported an increase in revenues of 17% in local currency in the nine months ended September 30, 1998 compared to the same period in the prior year; however, fluctuations in foreign currency exchange rates reduced the increase to 13% or $10,437,000 when expressed in U.S. dollars.

Gross margins for the nine months ended September 30, 1998 improved to 57% compared to gross margins of 45% in the comparable period of the prior year, primarily as a result of: (i) improvement in Laboratorios Belmac's average gross margin from 49% to 58% and (ii) the low gross margins associated with Chimos/LBF, which was divested in June 1997.

Selling, general and administrative expenses increased by $562,000 or 10% to $6,208,000 for the nine months ended September 30, 1998 compared to $5,646,000 for the same period in the prior year. A significant portion of these expenses are marketing and selling costs, which are necessary for the Registrant's plans to increase sales and market share in Spain. To the extent practical, however, the Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $95,000 for the nine months ended September 30, 1998 compared to $306,000 for the same period of the prior year. The minimal expenditures in research and development reflect the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures.

Included in operating expenses for the nine months ended September 30, 1998 is a nonrecurring charge of $1,176,000, which represents the previously capitalized costs specific to the abandoned Schwarz Pharma and other related acquisitions. These costs were written off during the second quarter of 1998 after negotiations ended during May of 1998.

Interest expense totaled $820,000 for the nine months ended September 30, 1998 compared to $963,000 for the same period of the prior year. Interest income was $408,000 for the nine months ended September 30, 1998 compared to $34,000 for the same period of the prior year. The increase was with respect to interest earned on higher short-term interest bearing investment balances during the nine months ended September 30, 1998, which resulted from the proceeds of the exercise of approximately 4,900,000 Class A Warrants during the fourth quarter of 1997. As a result of the June 1997 sale of Chimos/LBF, the Registrant recorded a provision for loss on disposition of subsidiary, which totaled $591,000, including realized exchange loss of $386,000, and a loss of $205,000 during the six months ended June 30, 1997. The Registrant recorded a provision for income taxes totaling $320,000 for the nine months ended September 30, 1998 as a result of taxable income earned in Spain, which was partially offset by a U.S. income tax refund of $280,000, which resulted from use of foreign tax credits.

The Registrant reported a loss from operations of $1,628,000 for the nine months ended September 30, 1998 compared to $1,001,000 in the same period of the prior year, primarily due to the 1998 nonrecurring charge of $1,176,000 representing the write-off of previously capitalized costs specific to the Schwarz Pharma and other related acquisitions. Excluding the effect of the nonrecurring charge, the Registrant's loss from operations for the nine months ending September 30, 1998 would have been $452,000. The effect of combining non-operating items, primarily interest expense of $820,000, interest income of $408,000 and provision for income taxes of $320,000 resulted in a net loss of $2,360,000, or $.29 per common share for the nine months ended September 30, 1998, compared to the net loss in the comparable period of the prior year, of $2,573,000, or $.79 per common share. Excluding the nonrecurring charge, the net loss would have been $1,184,000 or $.15 per common share for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Total assets decreased from $21,043,000 at December 31, 1997 to $19,980,000 at September 30, 1998, while Common Stockholders' Equity decreased from $8,905,000 at December 31, 1997 to $7,120,000 at September 30, 1998. The decrease in Common Stockholders' Equity reflects primarily the loss incurred by the Registrant for the nine months ended September 30, 1998 offset by issuance of stock purchase warrants and by the positive impact of the Spanish peseta exchange rate on the foreign currency translation adjustment.

The Registrant's working capital decreased from $10,648,000 at December 31, 1997 to $9,010,000 at September 30, 1998, primarily as a result of the loss from operations incurred by the Registrant during the period.

Cash and cash equivalents decreased from $11,117,000 at December 31, 1997 to $8,430,000 at September 30, 1998, primarily as a result of using cash for operating activities (including costs associated with the abandoned Schwarz acquisition) and the acquisition of drug licenses in Spain. Included in cash and cash equivalents at September 30, 1998 are approximately $8,159,000 of short-term investments considered to be cash equivalents.

Accounts receivable increased from $2,428,000 at December 31, 1997 to $2,894,000 at September 30, 1998 as a result of the increase in sales volume and fluctuation in foreign currency exchange rates. The Registrant has not experienced any material delinquent accounts. Inventories increased to $936,000 at September 30, 1998 compared to $714,000 at December 31, 1997. Prepaid expenses and other current assets increased from $750,000 at December 31, 1997 to $1,472,000 at September 30, 1998, primarily as the result of issuance of stock purchase warrants for services rendered to the Registrant and prepayment of marketing costs in Spain. The value of the warrants are being amortized over the life of the underlying contract for services.

The combined total of accounts payable and accrued expenses increased from $3,216,000 at December 31, 1997 to $3,483,000 at September 30, 1998, primarily as a result of increased sales volume and fluctuation in foreign currency exchange rates. Short-term borrowings increased from $1,140,000 at December 31, 1997 to $1,234,000 at September 30, 1998, as a result of higher outstanding balances on lines of credit used for operating purposes in Spain.

Fixed assets, net increased from $2,918,000 at December 31, 1997 to $3,187,000 at September 30, 1998, due primarily to fluctuations in foreign currency exchange rates and renovations at the Spanish manufacturing facility offset by recurring depreciation charges.

Drug licenses and related costs, net increased from $691,000 at December 31, 1997 to $1,298,000 at September 30, 1998, primarily due to the purchase of drug licenses in Spain and fluctuations in foreign currency exchange rates, offset by recurring amortization charges.

Other non-current assets decreased from $2,425,000 at December 31, 1997 to $1,763,000 at September 30, 1998, primarily due to the write-off of previously capitalized acquisition costs specific to the abandoned Schwarz Pharma and other related acquisitions and recurring amortization charges.

Long term debt increased from $5,329,000 at December 31, 1997 to $5,409,000 at September 30, 1998, due primarily to accretion recorded on the Debentures issued in the Registrant's February 1996 public offering. Other non-current liabilities increased from $110,000 at December 31, 1997 to $289,000 at September 30, 1998, primarily as a result of recording an obligation to issue 62,000 shares of Common Stock to a consulting firm for services rendered.

Subsequent to September 30, 1998, the holders of the Registrant's Series A Preferred Stock converted all such holdings into shares of the Registrant's Common Stock. As a result, the number of shares of Common Stock increased by 15,498 and Common Stockholders Equity increased by approximately $2.4 million in October 1998.

Investing activities, primarily the purchase of drug licenses in Spain and capital improvements to the manufacturing facility in Spain, used net cash of $625,000 during the nine months ended September 30, 1998. Financing activities, for the nine months ended September 30, 1998, provided net cash of $15,000 and operating activities, including the write off of pre-acquisition costs, for the nine months ended September 30, 1998 used net cash of $2,061,000.

A substantial amount of the Registrant's business is conducted in Europe and is therefore affected by the extent to which there are fluctuations in the dollar's value against other currencies. The effect of foreign currency fluctuations on long lived assets for the nine months ended September 30, 1998 was an increase of $304,000 and the cumulative historical effect was a decrease of $1,551,000, as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. Although exchange rates fluctuated significantly in recent years, the Registrant does not believe that the effect of foreign currency fluctuation is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation. In the event that the Registrant is required to fund United States operations or cash needs with funds generated in Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

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


IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue has arisen because many existing computer programs use only the last two digits of any particular year, rather than all four digits, to identify that year. These computer programs can not properly distinguish between the years 1900 and 2000 or 1901 and 2001, for example. If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 Issue is not yet known, and if not timely corrected, could affect the global economy.

The Registrant has recognized the need to ensure that its business operations will not be adversely impacted by the Year 2000 Issue and is aware of the time sensitive nature of the problem. As a result, the Registrant has assessed how it may be impacted by the Year 2000 Issue. Consequently, the Registrant is in the process of modifying, where needed, its computer applications to ensure that they will function properly beyond 1999.

The Registrant has replaced certain systems and applications and is in the process of replacing other systems and/or applications with the assistance of external consultants. The Registrant believes that with modifications to existing software and conversions to new software applications, which are Year 2000 Compliant, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material adverse impact on the operations of the Registrant.

The Registrant is in the process of polling its significant suppliers and service providers to determine the extent to which it is vulnerable to a failure of any such third party to adequately address its own Year 2000 Issue. The Registrant's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Registrant's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Registrant's systems, would not have a material adverse effect on the Registrant. The Registrant has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

The Registrant plans to complete the Year 2000 project by June 30, 1999. The total remaining cost of the Year 2000 project is estimated at $40,000. Of the total project cost, approximately $15,000 is attributable to the purchase of new software, which will be capitalized. The remaining $25,000 which will be expensed as incurred over the next six months, is not expected to have a material effect on the results of operations. To date, the Registrant has incurred and expensed approximately $20,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan.

The costs of the Year 2000 project and the date on which the Registrant plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Because of the importance of addressing the Year 2000 Issue, the Registrant expects to develop by January 1999, contingency plans to address any issues that may not be corrected by implementation of the Registrant's Year 2000 project in a timely manner.

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

PART II.          OTHER INFORMATION
                  -----------------

Item 1.   Legal Proceedings
          -----------------

On August 24, 1998, as the result of a jury trial conducted in the Circuit Court of Hillsborough County Florida, the Registrant was awarded a judgment in the amount of $2.1 million relating to the Registrant's claims of civil theft and breach of employment agreement filed against its former President and Chief Executive Officer, Michael M. Harshbarger. The judgment included treble damages totaling $418,000 related to its civil theft claim and $1,712,000 related to its breach of employment agreement claim. The Registrant will exercise all reasonable efforts to collect the judgment, but is cautious and conservative with expectations of collection. In addition to establishing a receivable on its books, the Registrant has established a reserve equal to the receivable until it ultimately proves collectible, if at all.

In September 1998, the United States Court of Appeals for the Second Circuit in New York affirmed the District Court's January 1998 grant of judgment in favor of the Registrant in the amount of $7.68 million against defendants Medstar, Inc., Maximed, Inc., and Robert S. Cohen. The Registrant has previously announced that it will pursue all legal means to collect the judgment; however, it remains uncertain as to what portion of the judgment, if any, will ultimately prove collectible. In addition to establishing a receivable on its books, the Registrant has established a reserve equal to the receivable until it ultimately proves collectible, if at all.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

Reference is made to the Registrant's Form 10-Q for the quarter ended June 30, 1998 regarding the Registrant's Annual Meeting of Stockholders held on July 29, 1998.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)Exhibits:

                   27.1 Financial Data Schedule

          (b)Reports on Form 8-K filed during the quarter ended September 30, 1998:

                   None.

          The Registrant has not filed any reports on Form 8-K subsequent to September 30, 1998.

All other items required in Part II have been previously filed or are not applicable for the quarter ended September 30, 1998.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            BENTLEY PHARMACEUTICALS, INC.
                                            -------------------------------
                                            Registrant





November 13, 1998            By:     /s/ James R. Murphy
                                     -------------------------------------
                                      James R. Murphy
                                      Chairman, President and Chief
                                      Executive Officer
                                      (principal executive officer)




November 13, 1998            By:     /s/ Michael D. Price
                                     -------------------------------------
                                      Michael D. Price
                                      Vice President, Chief Financial Officer,
                                      Treasurer and Secretary (principal
                                      financial and accounting officer)