Form 10-K
period 1998-12-31
BENTLEY PHARMACEUTICALS INC
filed 1999-04-01
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from          to

                         Commission File Number 1-10581

                          BENTLEY PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Florida                                          No. 59-1513162
-------------------------------              -----------------------------------
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. employer identification no.)

 4890 W. Kennedy Blvd., Suite 400, Tampa, FL                     33609
 ----------------------------------------------              -----------
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (813) 281-0961
                                                          ------------------

          Securities registered pursuant to section 12(b) of the Act:

 Title of each class                Name of each  exchange on which registered
 -------------------                -------------------------------------------
Common Stock, $.02 par value                    American Stock Exchange and Pacific Exchange, Inc.
12% Convertible Senior Subordinated Debentures  American Stock Exchange and Pacific Exchange, Inc.
Class A Redeemable Warrants                     American Stock Exchange and Pacific Exchange, Inc.
Class B Redeemable Warrants                     American Stock Exchange

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

 Title of Class               Aggregate Market Value  As of Close of Business on
----------------------------  ----------------------  --------------------------
Common Stock, $.02 par value    $10,618,140                  March 26, 1999

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 Title of Class               Shares Outstanding      As of Close of Business on
----------------------------  ------------------      --------------------------
Common Stock, $.02 par value   8,443,192                     March 26, 1999

                      DOCUMENTS INCORPORATED BY REFERENCE
 Proxy Statement for the 1999 Annual Meeting of Stockholders - Incorporated by
                    Reference into Part III of this Form 10-K

                                   Part I




         Item 1.           Business

         General

         Bentley Pharmaceuticals, Inc. (the "Registrant") is an international pharmaceutical company engaged in the manufacturing, marketing and distribution of pharmaceutical products in Spain and export of its products from Spain to countries such as Russia, Holland, Poland, England and others. The Registrant recently acquired rights to certain U.S. and international patents and related technology covering methods to enhance the absorption of drugs delivered to biological tissues. The Registrant plans to develop this technology and target U.S., European and other international markets with the new product applications. The Registrant was organized under the laws of the State of Florida in February 1974.

         In Spain, the Registrant acquires, licenses or develops and registers late stage products, and manufactures, packages and distributes its own products and products under contract for other pharmaceutical companies. The Registrant sold its French subsidiary, Chimos/LBF S.A. (referred to herein as Chimos/LBF) in June 1997 which, until such time, consisted of the low margin brokerage of fine chemicals, sourcing of raw materials and pharmaceutical intermediaries and the distribution of biotechnology or orphan drugs. The Registrant marketed disposable linens and other related products in the United States until December 1998, when it discontinued such activities in order to focus on the acquisition and development of permeation enhancement technology and potential product applications. The percentage of the Registrant's total revenues for the year ended December 31, 1998 attributable to its operations in Spain and the United States are approximately 99% and 1%, respectively. The Registrant's pharmaceutical operations in Spain are a result of its 1992 acquisition of Rimafar S.A. (subsequently renamed and referred to herein as Laboratorios Belmac S.A.).

         During 1998, the Registrant negotiated to acquire a manufacturing facility in the United States and a portfolio of products from Schwarz Pharma. The Registrant decided to abandon this effort in May 1998 and, consequently, recorded a non-recurring charge of $1,176,000 in the second quarter of 1998, representing previously capitalized costs related to this and other abandoned acquisitions.

         The strategic focus of the Registrant has shifted in response to the evolution of the global health care environment. The Registrant emphasizes product distribution in Spain, strategic alliances and product acquisitions. Its overall strategy has been expanded due to the February 1999 acquisition of permeation enhancement technology, which will require limited development expenditures while providing a multitude of opportunities for strategic partnerships and/or alliances, which are anticipated to lead to milestone payments and royalty arrangements with the strategic partners bearing the majority of development costs. This technology is based on FDA GRAS (Generally Regarded As Safe) compounds, which should result in significantly reduced pre-clinical studies.

         The Registrant's sales by its primary product lines are as follows (In Thousands):

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                    1998       1997    1996
                                                    ----       ----    ----
         Pharmaceutical and Consumer
             Health Care Products                 $15,148   $14,520   $22,924
         Disposable Linen Products                     95       382       209
                                                  --------  -------    ------
                             Total                $15,243   $14,902   $23,133
                                                  =======   =======   =======

         Product Lines

         The Registrant currently manufactures, markets and sells pharmaceutical products in Spain and exports certain of those products to various countries. The Registrant discontinued its disposable linen product line during 1998.

         Pharmaceutical Manufacturing and Marketing in Spain

         Laboratorios Belmac S.A., the Registrant's subsidiary in Spain ("Laboratorios Belmac"), manufactures and markets pharmaceutical products within four primary therapeutic categories of cardiovascular, gastrointestinal, neurological, and infectious diseases. The Registrant manufactures or distributes approximately 80 dosage forms of various pharmaceuticals in its manufacturing facility in Zaragoza, Spain both for its own sales and under contract for others. The manufacturing facility was renovated in 1995 and brought into full compliance with European Union Good Manufacturing Practices (GMPs) for solid and liquid dosage forms. Among the products Laboratorios Belmac manufactures and/or distributes, each of which is registered with Spain's Ministry of Health, are:

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

                  Senioral(TM). Senioral is a combination product useful in the treatment of congestive symptoms of the upper respiratory tract.

                  Arzimol(TM). Arzimol, Bristol Myers Squibb's Cefprozil, is marketed in Spain by the Registrant under a distribution agreement with Bristol Myers Squibb. Cefprozil is the largest selling oral antibiotic in the cephalosporin class in the United States.

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

         Controlvas and Belmazol, together, represent approximately 54% of the sales of Laboratorios Belmac.

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

         The Registrant maintains an internal marketing and sales staff of approximately 74, including 70 employees and 4 independent sales representatives working on commission in Spain to market the pharmaceuticals it produces. The Registrant's sales force competes by emphasizing highly individualized customer service in all major cities, provinces and territorial islands of Spain.

         In 1995, the Registrant commenced the export of pharmaceuticals manufactured by Laboratorios Belmac outside Spain through local distributors and brokers, particularly in Eastern Europe, Northern Africa, China, the Middle East, Central and South America.

         Contract Manufacturing. Since Laboratorios Belmac currently utilizes less than 100% of its plant capacity to manufacture its own products, Laboratorios Belmac has engaged in contract manufacturing of pharmaceuticals owned by other companies such as Rhone-Poulenc's subsidiary Natterman S.A., Italpharmaco, Ratiopharm, Juste, Wasserman-Chiese, Vir, Laboratorios Juventus, S.A. and Ethypharm. Other contracts are contemplated in the future. The Registrant manufactures these pharmaceuticals to its customers' specifications, and packages them with the customers' labels. Occasionally, to assure product uniformity and quality, employees of these customers will work at the Registrant's manufacturing facility. As a result of Spain's entry into the European Union, Spain implemented new pharmaceutical manufacturing standards and the Registrant was required to modify its facility to comply with these regulations. Laboratorios Belmac accomplished such renovations without interruption of sales or distribution. After an inspection, in July 1995 the operating areas of the facility were determined to be in compliance with European GMPs by Spain's Ministry of Health. Additional renovations were undertaken in 1998 to further upgrade the Registrant's manufacturing facility.

         Laboratorios Belmac purchased dossiers and/or submitted new registrations for 10 new products during 1998 including: Fluoxitine, Diltiazem SR, Pentoxyfiline, SR and Acyclovir. The Spanish registration process for these products could span one to two years before authorization to market these products is received.

         Laboratorios Belmac also formed a subsidiary in Chile during 1998 and has also filed registrations to obtain market approval for certain products which it intends to market in South America.

         Products to which the Registrant Owns Rights

         The Registrant acquired patents and related permeation enhancement technology in February 1999 and plans to develop such technology into product applications. (See "--Research and Development"). Due to the expense and time commitment required to bring a pharmaceutical product to market, the Registrant is seeking co-marketing, licensing and promotional arrangements and other collaborations with other international or national pharmaceutical companies. Generally, management believes that the Registrant can compete more effectively in certain markets through collaborative arrangements with companies that have an established presence in a particular geographic area and greater resources than those of the Registrant. There can be no assurance that the Registrant will have the resources to bring any of these products to market or, if such resources are available, that the products can be successfully developed, manufactured or marketed.

         Partnership Venture

         In March 1994 a wholly-owned subsidiary of the Registrant, Belmac Healthcare Corporation, formed a partnership through its wholly-owned subsidiary, Belmac Hygiene, Inc., with a wholly-owned subsidiary of Maximed Corporation, which is headquartered in New York, and planned to market, through this partnership, a range of hydrogel based feminine health care products, including a contraceptive, an antiseptic, an antifungal and an antibacterial. In December 1994, the Registrant commenced litigation against its partner claiming interference in the management of the partnership and misrepresentation under the partnership agreement. The Registrant was awarded a judgment in the amount of $7.68 million in 1998, which was affirmed by the U.S. Court of Appeals. The Registrant is seeking an assignment of the patents and related know-how from the partnership and its partner as partial settlement of the judgment. The partnership is not actively engaged in the development of any products. In addition to establishing a receivable on its books, the Registrant has established a reserve equal to the receivable.

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

         The Registrant recently acquired patents and related permeation enhancement technology and plans to develop alternative delivery methods for currently marketed products, thereby extending their marketing exclusivity. The patent coverage includes the United States, Japan, Korea and most major European markets.

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

         Customers

         The incidence of certain infectious diseases, which occur at various times in different areas of the world, affects the demand for the Registrant's antibiotic products when they are marketed in each area. Orders for the Registrant's products are generally filled on a current basis, and no order backlog existed at December 31, 1998. No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts at the election of any governmental authority. There were no customers during the years ended December 31, 1998 or 1997, which accounted for at least 10% of the Registrant's consolidated revenues. Sales of approximately $2,200,000 to Pharmacie Centrale des Hopitaux by the Registrant's subsidiary in France, which has since been sold, accounted for approximately 10% of the Registrant's sales for the year ended December 31, 1996.

         Research and Development

         The Registrant has decreased its research and development spending over the past few years. Research and development activities have been performed in the past, under contract, by various universities and consulting research laboratories. However, the Registrant's strategy has recently shifted due to the February 1999 acquisition of permeation enhancement technology, which will require limited development expenditures while providing a multitude of opportunities for strategic partnerships and/or alliances; however, additional research will not be required. The strategic alliances are anticipated to lead to milestone payments and royalty arrangements with the strategic partners bearing the majority of development costs. This technology is based on FDA GRAS (Generally Regarded As Safe) compounds, which should result in significantly reduced pre-clinical trials.

         The Registrant spent $153,000, $324,000 and $29,000 in the years ended December 31, 1998, 1997 and 1996, respectively, on research and development to develop new products and processes and to improve existing products and processes. Expenditures in 1998 were primarily incurred in Spain and were concentrated in the development of late stage products. The Registrant intends to continue to carefully manage its research and development activities with the establishment of priorities based on both technical and commercial criteria and to carefully supervise such expenditures in view of its limited resources. Research and development expenditures in 1999 will be greater than in recent years, however, due to planned development of the recently acquired permeation enhancement technology described above.

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

         United States. The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an Investigational New Drug Application ("IND"), which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a New Drug Application ("NDA") to the FDA, and (v) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with current GMPs for drugs. To supply products for use in the United States, foreign manufacturing establishments must comply with GMPs and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.


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

         Although the Registrant marketed disposable linen products in the United States until December 1998, the majority of the Registrant's sales are in Spain. International operations are subject to certain additional risks inherent in conducting business outside the United States, including price and currency exchange controls, changes in currency exchange rates, limitations on foreign participation in local enterprise, expropriation, nationalization, and other governmental action.

         To the best of its knowledge, the Registrant is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position with respect to any of its operations.

         Employees

         The Registrant and its subsidiaries employ approximately 141 people, 6 of whom are employed in the United States and 135 in Spain as of March 26, 1999. Of such employees, approximately 48 are principally engaged in manufacturing activities, 74 in sales and marketing, including 4 independent sales representatives, 3 in product development and 16 in management and administration. In general, the Registrant considers its relations with its employees to be good.

         Financial   Information   Relating  to  Geographic  Areas  and  Foreign
         Operations

         For information regarding the Registrant's foreign operations, see Note 12 of Notes to Consolidated Financial Statements.

         Item 2.  Properties
                  ----------

         United States

         The Registrant's corporate headquarters are presently located at Two Urban Centre, Suite 400, 4890 West Kennedy Boulevard, Tampa, Florida 33609 and include 2,500 square feet, which are occupied in accordance with a lease agreement which expires in October 1999. The Registrant has entered into a five year lease agreement, which expires in March 2004, whereby it has leased 3,200 square feet of office space and laboratory space at 65 Lafayette Road, North Hampton, NH, where it plans to relocate its corporate headquarters in the summer of 1999.

         Spain

         Manufacturing is performed at the Registrant's facilities in Zaragoza, Spain. These facilities were renovated in 1995 to comply with the requirements for European GMPs and further renovated during 1998. The facilities, which are owned by the Registrant, consist of approximately 55,000 square feet located in a prime industrial park and seated on sufficient acreage that would allow for future expansion. The manufacturing facility is capable of producing tablets, capsules, suppositories, creams, ointments, lotions, liquids and sachets, as well as microgranulated and microencapsulated products. The facility also includes analytical chemistry, quality control and quality assurance laboratories. The GMPs certification allows the Registrant to undertake contract manufacturing for a number of international pharmaceutical companies either engaged in or contemplating emergence into the Spanish market or for export. The Registrant's administrative offices in Spain are located in Madrid in approximately 5,500 square feet of renovated, leased offices, which leases expire in 2000.

         The Registrant's facilities are deemed suitable and provide adequate productive capacity for the foreseeable future. In the event the Registrant considers it necessary or appropriate, the Registrant is of the opinion that comparable facilities can be located.

         Item 3.  Legal Proceedings
                  -----------------

         Not applicable.

         Item 4.  Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

         Not applicable.

                                     Part II

         Item 5.  Market for Registrant's Common Equity and Related Stockholder
                  --------------------------------------------------------------
                  Matters
                  -------

         On July 31, 1990 and March 27, 1996, the Registrant's Common Stock began trading on the American Stock Exchange and the Pacific Exchange, Inc., respectively, under the symbol BNT. The following table sets forth the high and low sales prices for the Common Stock as reported on the American Stock Exchange for the periods indicated.

         Quarter Ended                High Sales Price       Low Sales Price
         -------------                ----------------       ---------------

         March 31, 1997                     $4.25                $2.56
         June 30, 1997                       3.69                 2.75
         September 30, 1997                  3.63                 2.56
         December 31, 1997                   3.25                 2.13

         March 31, 1998                     $3.38                $2.13
         June 30, 1998                       3.06                 2.19
         September 30, 1998                  2.38                  .81
         December 31, 1998                   1.69                  .81

         As of March 26, 1999 there were 1,970 holders of record of the Registrant's Common Stock, excluding shares held in street name. No dividends have ever been declared or paid on the Registrant's Common Stock and the Registrant does not anticipate paying any dividends in the foreseeable future.

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





         Summary of Operations
                                                                   Fiscal Year Ended
                                                                   December 31,
                                       -------------------------------------------------------------------

(In  thousands, except per share       1998(1)         1997(2)        1996(3)       1995(3)       1994(4)
data)                                  -------         -------        -------       -------       -------


Sales                                  $15,243        $14,902         $23,133        $31,437       $27,010

Cost of sales                            6,601          8,010          15,638         25,586        21,931
                                     ---------          -----          ------         ------      --------

Gross margin                             8,642          6,892           7,495          5,851         5,079


Operating expenses                      10,710          8,438           8,794          8,198         9,050
                                     ---------          -----           -----          -----      --------

Other (income) expense                     808          2,269           1,174            (21)         (393)
                                     ---------          -----           -----         ------      -------


Loss before extraordinary item          (2,876)        (3,815)         (2,473)        (2,326)       (3,578)
                                     ---------        -------         -------        -------      --------

Net loss                               $(2,876)       $(3,815)        $(2,919)       $(2,326)      $(3,578)
                                      ========        =======        ========       ========      ========

Loss  per  Common   Share  before
extraordinary item                       $(.35)         $(.97)          $(.79)         $(.83)       $(1.56)
                                     =========         ======          ======         ======      ========

Basic net loss per Common Share          $(.35)         $(.97)          $(.92)         $(.83)       $(1.56)
                                     =========         ======          ======         ======      ========

Weighted average number of
Common Shares outstanding                8,431          4,072           3,334          2,999         2,395
                                     =========          =====           =====          =====      ========

Balance Sheet Information
                                                                   At December 31,
                                     ---------------------------------------------------------------------

(In thousands)                          1998(1)        1997(2)         1996(3)        1995(3)      1994(4)
                                        -------        -------         -------        -------      -------

Working capital                          $6,835        $10,758          $4,265         $3,113       $1,928

Non-current assets                        7,857          6,034           6,746          6,523        5,644

Total assets                             20,318         21,043          16,558         16,290       16,332

Non-current liabilities                   5,700          5,549           5,513          2,252          336

Redeemable Preferred
Stock                                       -0-          2,338           2,203          2,068        2,256

Common Stockholders'
Equity                                    8,992          8,905           3,295          5,316        4,980

             (1) Operating  expenses in 1998  include  non-recurring  charges of
                 $1,176,000 related to the write-off of previously capitalized acquisition costs, which resulted from abandoning the attempts to acquire certain assets from Schwarz Pharma as well as certain other acquisitions. All of the Registrants' outstanding Redeemable Preferred Stock was converted into Common Stock in October 1998.

             (2) Revenues   declined   during  1997  due  to  the   Registrant's
                 divestiture of Chimos/LBF on June 26, 1997. Other (income) expense for the year ended December 31, 1997 included interest expense of $1,086,000 and a provision for loss on disposition of subsidiary, which totaled $591,000, including realized exchange loss of $386,000 due to fluctuations in the currency exchange rates used to translate the foreign currency financial statements and a loss of $205,000 recognized upon the sale of Chimos/LBF. The Registrant also recorded a provision for income taxes during 1997 totaling $621,000. During the fourth quarter of 1997, the Registrant received proceeds of approximately $9,800,000 from the exercise of approximately 4,900,000 Class A Warrants.

             (3) Revenues in France declined  beginning in the second quarter of
                 1996, due to the March 31, 1996 expiration of the distribution agreement for the product Ceredase, which accounted for approximately 60% of the Registrant's revenues in 1995 and approximately 54% of its revenues in the quarter ended March 31, 1996. Ceredase gross margins, as a percent of sales, were approximately 5% during the quarter ended March 31, 1996. The Registrant completed a public offering in February 1996, whereby it issued $6,900,000 of 12% convertible subordinated debentures and warrants. Consequently, the Registrant incurred interest expense totaling $1,227,000 in 1996. The Registrant incurred an extraordinary charge of $446,000, representing the unamortized discount and issuance costs at the date of repayment of Notes from its October 1995 private placements. Operating expenses for the year ended December 31, 1996 included approximately $340,000, representing a provision for goodwill impairment related to Chimos/LBF.

(4) The Registrant sold its Spanish marketing rights to its ciprofloxacin antibiotic, Belmacina(R), in 1994 and included the gain thereon (approximately $884,000) in Other (Income) Expense in the year ended December 31, 1994 and recorded the anticipated gain on sale of the related trademark of $380,000 as deferred revenue as of December 31, 1994, which was recognized as revenue in the year ended December 31, 1995. Other (Income) Expense for the year ended December 31, 1995 also included the recognition of income of $360,000 from the commercialization of a certain drug provided by the Registrant's former Chairman and Chief Executive Officer, $533,000 of expense related to the settlement of litigation with the Registrant's former Chief Financial Officer and income of $375,000 due to the reversal of an over-accrual for a liability.

         Item 7.     Management's Discussion and Analysis of Financial
                     -------------------------------------------------
                         Condition and Results of Operations
                         -----------------------------------

         GENERAL

         The Registrant is presently an international pharmaceutical company with its primary focus on the manufacturing, marketing and distribution of pharmaceutical products in Spain and the improvement of new drugs through new drug delivery technologies, which it intends to commercialize in the United States and other major markets. Historically most of its revenues have come from its operations in Europe.

         The  Registrant  incurred  a net  loss of  $2,876,000  on  revenues  of
         $15,243,000 for the year ended December 31, 1998. The Registrant intends to continue to focus its efforts on business activities which management believes should result in operating profits in the future, of which there can be no assurance. To improve its results, the
         Registrant's management will focus on increasing higher margin pharmaceutical product sales, controlling expenses, carefully allocating resources to limited product development projects and potentially acquiring marketable products or profitable companies in the United States or Europe that are compatible with the Registrant's strategy for growth. (See "--Liquidity and Capital Resources"). For business segment information on the Registrant's operations outside the United States, see Note 12 of Notes to Consolidated Financial Statements.

         RESULTS OF OPERATIONS

         Fiscal Year Ended  December 31, 1998 versus Fiscal Year Ended  December
         -----------------------------------------------------------------------
         31, 1997
         --------

         The Registrant reported revenues of $15,243,000 and a net loss of $2,876,000 or $.35 per common share for the year ended December 31, 1998 compared to revenues of $14,902,000 and a net loss of $3,815,000 or $.97 per common share for the prior year. Excluding the effect of the nonrecurring charge of $1,176,000, representing the write-off of previously capitalized acquisition costs, the Registrant's net loss would have been $1,700,000 or $.21 per common share for the year ended December 31, 1998.

         The 2% increase in revenues is primarily the result of the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., reporting an increase in revenues of 23% in local currency in the year ended December 31, 1998 compared to the prior year; however, fluctuations in foreign currency exchange rates reduced the increase to 21% or $2,657,000 when expressed in U.S. dollars. This was partially offset by the effect of the June 1997 divestiture of the Registrant's French subsidiary, Chimos/LBF, which generated approximately $2,029,000 during the year ended December 31, 1997, compared to no revenue in 1998.

         Gross margins for the year ended December 31, 1998 improved to 57% compared to gross margins of 46% in the prior year, primarily as a result of: (i) improvement in Laboratorios Belmac's average gross margin from 51% to 57% and (ii) the low gross margins associated with Chimos/LBF, which was divested in June 1997.

         Selling, general and administrative expenses increased by $1,259,000 or 16% to $9,078,000 for the year ended December 31, 1998 compared to $7,819,000 for the prior year. A significant portion of these expenses are marketing and selling costs, which are necessary for the Registrant's plans to increase sales and market share in Spain. To the extent practical, however, the Registrant intends to continue its efforts to control general and administrative expenses in its effort to reach and maintain profitability.

         Research and development expenses were $153,000 for the year ended December 31, 1998 compared to $324,000 for the prior year. The minimal expenditures in research and development reflect the Registrant's recent historical de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures; however, 1999 expenditures will be greater than in 1998 due to planned limited development expenditures related to recently acquired permeation enhancement technology.

         Included in operating expenses for the year ended December 31, 1998 is a nonrecurring charge of $1,176,000, which represents the previously capitalized costs specific to the abandoned Schwarz Pharma and other related acquisitions. These costs were written off during the second quarter of 1998 after negotiations ended during May of 1998.

         Interest expense totaled $1,076,000 for the year ended December 31, 1998 compared to $1,086,000 for the prior year. Interest income was $499,000 for the year ended December 31, 1998 compared to $123,000 for the prior year. The increase was with respect to interest earned on higher short-term interest bearing investment balances during the year ended December 31, 1998, which resulted from the proceeds of the exercise of approximately 4,900,000 Class A Warrants during the fourth quarter of 1997.

         As a result of the June 1997 sale of Chimos/LBF, the Registrant recorded a provision for loss on disposition of subsidiary, which totaled $591,000, including realized exchange loss of $386,000, and a loss of $205,000 during the six months ended June 30, 1997. The Registrant recorded a provision for income taxes totaling $236,000 for the year ended December 31, 1998, including $516,000 of foreign taxes as a result of taxable income earned in Spain, which was partially offset by a U.S. income tax refund in 1998 of $280,000, which resulted from use of foreign tax credits.

         The Registrant reported a loss from operations of $2,068,000 for the year ended December 31, 1998 compared to $1,546,000 in the prior year, primarily due to the 1998 nonrecurring charge of $1,176,000 representing the write-off of previously capitalized costs specific to the abandoned Schwarz Pharma and other related acquisitions. Excluding the effect of the nonrecurring charge, the Registrant's loss from operations for the year ended December 31, 1998 would have been $892,000. The effect of combining non-operating items, primarily interest expense of $1,076,000, interest income of $499,000 and provision for income taxes of $236,000 resulted in a net loss of $2,876,000, or $.35 per common share for the year ended December 31, 1998, compared to the net loss in the comparable prior year, of $3,815,000, or $.97 per common share. Excluding the nonrecurring charge, the net loss would have been $1,700,000 or $.21 per common share for the year ended December 31, 1998.

         Fiscal Year Ended December 31, 1997 versus Fiscal Year Ended December 31, 1996

         The Registrant reported revenues of $14,902,000 and a net loss of $3,815,000 or $.97 per common share for the year ended December 31, 1997 compared to revenues of $23,133,000 and a net loss of $2,919,000 or $.92 per common share for the same period in the prior year.

         Sales and Cost of Sales. The 36% decrease in revenues was primarily attributable to an 83% decrease in sales by the Registrant's French subsidiary, Chimos/LBF, to $2,029,000. The decrease in Chimos/LBF's revenues was due to its divestiture on June 26, 1997, combined with a decrease in its sales prior to the divestiture. This decrease was partially offset by a 28% increase in sales (calculated in local currency) by the Registrant's Spanish subsidiary, Laboratorios Belmac. However, fluctuation in foreign currency exchange rates reduced the increase in sales to 11%, when reported in U.S. dollars, to $12,491,000. The Registrant's revenues began to decline beginning in the second quarter of 1996, due to the March 31, 1996 expiration of its distribution agreement for the product, Ceredase, which accounted for approximately 60% of its revenues in the year ended December 31, 1995. Ceredase gross margins, as a percent of sales, were approximately 5%. Gross margins for the year ended December 31, 1997 improved to 46% when compared to gross margins of 32% in the prior year, primarily as a result of the higher proportion of sales from Laboratorios Belmac, whose sales generated significantly higher gross margins than those of Chimos/LBF, as well as the loss of low-margin Ceredase sales. Chimos/LBF generated relatively low gross margins (approximately 21% for the year ended December 31, 1997) compared to Laboratorios Belmac, which experienced substantially higher margins (approximately 51% for the year ended December 31, 1997).

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

         Research and development expenses were $324,000 for the year ended December 31, 1997 compared to $29,000 for the prior year. The research and development expenditures for the year ended December 31, 1997 were primarily related to bio-equivalency studies, which were necessary in order to obtain approval to export products from Spain to other countries.

         Depreciation and amortization expenses were $295,000 for the year ended December 31, 1997, compared to $502,000 for the same period of the prior year. The decrease was primarily due to (i) the divestiture of Chimos/LBF; and (ii) the disposal of certain fixed assets during 1996 as a result of the Registrant's move to smaller, more cost effective office space.

         Other Income/Expense. Interest expense was $1,086,000 for the year ended December 31, 1997 compared to $1,227,000 for the same period of the prior year. The decrease reflected primarily the effect of retiring high-yield promissory notes in February 1996, using proceeds from the Public Offering, thereby lowering the effective interest rate on outstanding debt, offset by higher outstanding balances on short term borrowings, which were used to finance working capital needs. Interest income was $123,000 for the year ended December 31, 1997 compared to $103,000 for the same period of the prior year. The slight increase was due to interest earned on higher short-term interest bearing investment balances in the current year, which resulted from the proceeds of the exercise of approximately 4,900,000 Class A Warrants during the fourth quarter of 1997.

         Other (income) expenses for the year ended December 31, 1997 included a provision for loss on disposition of subsidiary, which totaled
         $591,000, including realized exchange loss of $386,000, due to fluctuations in the currency exchange rates used to translate the foreign currency financial statements and a loss of $205,000 recognized upon the sale of Chimos/LBF. Other (income) expenses in 1996 were primarily comprised of the loss of approximately $71,000 recognized upon the disposition of certain unnecessary fixed assets and leasehold improvements associated with the Registrant's relocation to smaller, more cost effective, office space in April 1996.

         The Registrant recorded a provision for income taxes totaling $621,000 for the year ended December 31, 1997. The income tax expense was $280,000 (domestic) and $341,000 (foreign) and resulted from U.S. alternative minimum taxes and certain nondeductible expenses in Spain.

         The Registrant reported a loss from operations for the year ended December 31, 1997 of $1,546,000 compared to a loss from operations of $1,299,000 in the prior year, which was the combined result of lower sales, partially offset by higher gross margins and lower operating expenses. The effect of combining non-operating items, primarily (i) interest expense of $1,086,000, and (ii) the loss of $591,000 upon the disposition of the Registrant's French subsidiary, and (iii) income tax expense of $621,000, resulted in a net loss of $3,815,000, or $.97 per common share for the year ended December 31, 1997. Non-operating items in the comparable period of the prior year included primarily (i) interest expense of $1,227,000, and (ii) a loss recognized upon the extinguishment of debt of approximately $446,000, which, when combined with the loss from operations, resulted in a net loss of $2,919,000, or $.92 per common share for the prior year.

         LIQUIDITY AND CAPITAL RESOURCES:

         Total assets decreased from $21,043,000 at December 31, 1997 to $20,318,000 at December 31, 1998, while Common Stockholders' Equity increased from $8,905,000 at December 31, 1997 to $8,992,000 at December 31, 1998. The increase in Common Stockholders' Equity reflects primarily the loss incurred by the Registrant for the year ended December 31, 1998, offset by the effect of conversion of Series A Preferred Stock into shares of Common Stock, issuance of stock purchase warrants and by the positive impact of the Spanish peseta exchange rate on the foreign currency translation adjustment.

         The Registrant's working capital decreased from $10,758,000 at December 31, 1997 to $6,835,000 at December 31, 1998, primarily as a result of the loss from operations incurred by the Registrant during the period, including a non-recurring charge of $1,176,000 related to the write off of previously capitalized acquisition costs and the use of cash for acquisition of drug licenses in Spain and for manufacturing facility renovations.

         Cash and cash equivalents decreased from $11,117,000 at December 31, 1997 to $6,703,000 at December 31, 1998, primarily as a result of using cash for operating activities (including costs associated with the abandoned Schwarz acquisition), the acquisition of drug licenses in Spain and renovation of the manufacturing facility in Spain. Included in cash and cash equivalents at December 31, 1998 are approximately $6,242,000 of short-term investments considered to be cash equivalents.

         Accounts receivable increased from $2,428,000 at December 31, 1997 to $3,228,000 at December 31, 1998 as a result of the increase in sales volume and fluctuation in foreign currency exchange rates. The Registrant has not experienced any material delinquent accounts. The Registrant completed the sale of Chimos/LBF, for approximately $3,650,000 on June 26, 1997. The Registrant has since received approximately $3,300,000, including approximately $2,600,000 of cash and cash equivalents which resided on Chimos/LBF's books prior to disposition, of which approximately $500,000 was used to repay indebtedness to the former subsidiary. An escrow fund in the amount of approximately $350,000, representing the balance due the Registrant, has been established for certain contingent obligations or liabilities. The Registrant has established a reserve in the amount of $100,000, which it has determined should be sufficient to address such contingencies or liabilities. In the opinion of management, the resolution of the remaining contingencies will have no material effect on the Registrant's financial position or results of operations. The Registrant recorded a loss of $591,000 related to this divestiture, including realized exchange loss of $386,000 due to fluctuations in the currency exchange rates used to translate the foreign currency financial statements.

         Inventories increased to $1,208,000 at December 31, 1998 compared to $714,000 at December 31, 1997, primarily as a result of stocking the product, Arzimol(TM) for distribution in 1999. Prepaid expenses and other current assets increased from $750,000 at December 31, 1997, to $1,322,000 at December 31, 1998, primarily as a result of issuance of stock purchase warrants and prepayment of certain operating costs in Spain during the year ended December 31, 1998.

         The total of accounts payable and accrued expenses increased from $3,106,000 at December 31, 1997 to $4,398,000 at December 31, 1998,
         primarily as a result of increased sales volume, fluctuation in foreign currency exchange rates and inventory purchases. Short-term borrowings increased from $1,140,000 at December 31, 1997 to $1,223,000 at December 31, 1998, as a result of higher outstanding balances on lines of credit used for operating purposes in Spain.

         Fixed assets, net increased from $2,918,000 at December 31, 1997 to $3,551,000 at December 31, 1998, due primarily to fluctuations in foreign currency exchange rates and renovations at the Spanish manufacturing facility, offset by recurring depreciation charges.

         Drug licenses and related costs, net increased from $691,000 at December 31, 1997 to $2,433,000 at December 31, 1998, primarily due to the purchase of drug licenses in Spain and fluctuations in foreign currency exchange rates, offset by recurring amortization charges.

         Other non-current assets decreased from $2,425,000 at December 31, 1997 to $1,873,000 at December 31, 1998, primarily due to the write-off of previously capitalized acquisition costs and recurring amortization charges.

         Long term debt increased from $5,329,000 at December 31, 1997 to $5,410,000 at December 31, 1998, due primarily to accretion recorded on the Debentures issued in the Registrant's February 1996 public offering. Other non-current liabilities increased from $220,000 at December 31, 1997 to $290,000 at December 31, 1998, primarily as a result of recording an obligation to issue additional shares of Common Stock to a consulting firm for services rendered during 1998.

         The holders of the Registrant's Series A Preferred Stock converted all such holdings into shares of the Registrant's Common Stock during the year ended December 31, 1998. As a result, the number of shares of Common Stock increased by approximately 15,000 and Common Stockholders Equity increased by approximately $2,439,000 in October 1998.

         Investing activities, primarily the purchase of drug licenses in Spain and capital improvements to the manufacturing facility in Spain, used net cash of $2,118,000 during the year ended December 31, 1998. Financing activities, for the year ended December 31, 1998, provided net cash of $3,000 and operating activities, after adding back the non-cash charges for abandoned acquisition, for the year ended December 31, 1998 used net cash of $2,116,000.

         Seasonality. In the past, the Registrant has experienced a positive fluctuation in the fourth quarter of 1998 due to seasonality. As the Registrant markets more pharmaceutical products whose sales are seasonal, seasonality of sales may become more significant.

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

         In  order  to  generate  working  capital   necessary  to  sustain  the
         Registrant's long range strategic objectives, the Registrant temporarily lowered the exercise price on its Class A and Class B redeemable warrants. Effective September 16, 1997, the exercise price of the Class A warrants was lowered by $1.00, to $2.00 each. This exercise period at the reduced price expired on December 5, 1997. After this date, the Class A warrants reverted back to the original exercise price of $3.00 per share until their expiration, which has been extended by 183 days to August 16, 1999.

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

         The exercise price of the Registrant's Class B redeemable warrants was also temporarily lowered by $2.00, to $3.00 as to each two Class B warrants effective September 16, 1997 through January 13, 1998. After January 13, 1998, the warrants reverted back to the original exercise price of $5.00 per share until their expiration on February 14, 2001. Holders of the Registrant's Class B warrants exercised 5,000 Class B warrants in January 1998, generating proceeds to the Registrant of $7,500, which resulted in the issuance of 2,500 shares of Common Stock.

         Given the Registrant's current liquidity and cash balances and considering its future strategic plans, the Registrant should have sufficient liquidity to fund operations into the year 2000, which should be a sufficient time frame for the Registrant to advance its strategic objectives and generate revenues and cash flow to support the Registrant's cash flow needs. The Registrant, however, continues to explore alternative sources for financing its business activities. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development and the sale of certain of the assets of, or its subsidiary.

         IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 Issue has arisen because many existing computer programs use only the last two digits of any particular year, rather than all four digits, to identify that year. These computer programs can not properly distinguish between the years 1900 and 2000 or 1901 and 2001, for example. If not corrected, many computer applications could fail or create erroneous results. The Year 2000 Issue can affect information technoogy ("IT") as well as non-IT sytems. In fact, many non-IT systems typically include imbedded technology such as microcontrollers. These types of systems are more difficult to assess and repair than IT systems. It may even be necessary to replace non-IT systems if they cannot be modified. The extent of the potential impact of the Year 2000 Issue is not yet known, and if not timely corrected, could affect the global economy.

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

         The Registrant has replaced certain systems and applications and is in the process of replacing other systems and/or applications with the assistance of external consultants. The Registrant believes that with modifications to existing software and conversions to new software applications, which are Year 2000 Compliant, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material adverse impact on the operations of the Registrant. For example, not only is it possible that management may not have access to vital information, which is used to make management decisions, but the manufacturing process could even be interrupted, due to unavailability of raw materials or inoperable equipment and/or systems.

         The Registrant has polled its significant suppliers and service providers to determine the extent to which it is vulnerable to a failure of any such third party to adequately address its own Year 2000 Issue. The Registrant's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Registrant's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Registrant's systems, would not have a material adverse effect on the Registrant. The Registrant has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold or anticipates selling in the future.

         The Registrant plans to complete the Year 2000 project by September 30, 1999. The total remaining cost of the Year 2000 project is estimated at $50,000. Of the total project cost, approximately $15,000 is attributable to the purchase of new software, which is being capitalized. The remaining $35,000, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Registrant has incurred and expensed approximately $25,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan.

         The costs of the Year 2000 project and the date on which the Registrant plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Because of the importance of addressing the Year 2000 Issue, the Registrant is developing contingency plans to address any issues that may not be corrected by implementation of the Registrant's Year 2000 project in a timely manner. Such contingency plans may include considerations such as stock piling of raw matierals, production of greater than normal quantities of finished goods, and implementation of manual back-up systems where appropriate.

         DERIVATIVE INSTRUMENTS AND HEDGING

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and is not intended to be applied retroactively. Management does not believe that the adoption of FAS 133 will have a significant impact on the Registrant's consolidated financial statements.

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


         Item 7A. Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

         Foreign Currency.

         A substantial amount of the Registrant's business is conducted in Europe and is therefore influenced by the extent to which there are fluctuations in the dollar's value against other currencies, specifically the euro and the peseta. On January 1, 1999, the euro became the official currency of 11 European Union (EU) member states with a fixed conversion rate against their national currencies. The value of the euro against the dollar and all other currencies, including those of the four EU member states that are not participating in the eurozone, will fluctuate according to market conditions. Although euro notes and coins will not appear until January 1, 2002, the new currency can be used by consumers, retailers, companies and public administrations from January 1, 1999, in the form of "written money," i.e. by means of checks, traveler's checks, bank transfers, credit card transactions, etc. The permanent value of one euro is fixed at 166.39 pesetas. The exchange rate at December 31, 1998 and 1997 was
         141.97 and 152.33 pesetas per U.S. dollar, respectively. The weighted average exchange rate for the years ended December 31, 1998 and 1997 was 149.40 and 146.47 pesetas per U.S. dollar, respectively. The effect of foreign currency fluctuations on long lived assets for the year ended December 31, 1998 was an increase of $253,000 and the cumulative historical effect was a decrease of $1,602,000, as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. Although exchange rates fluctuated significantly in recent years, the Registrant does not believe that the effect of foreign currency fluctuation is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation. Nonetheless, the Registrant does not plan to modify its business practices. The Registrant has relied primarily upon financing activities to fund the operations of the Registrant in the United States. In the event that the Registrant is required to fund United States operations or cash needs with funds generated in Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

         Item 8.     Financial Statements and Supplementary Data
                     -------------------------------------------

         See Item 14 of this Form 10-K.

         Item 9.     Changes in and Disagreements With Accountants
                     ---------------------------------------------
                     on Accounting and Financial Disclosure
                     --------------------------------------

         Not applicable.

                                    Part III

         Item 10. Directors, Executive Officers, Promoters and Control Persons
                  ------------------------------------------------------------
                  of the Registrant
                  -----------------

         The following information is furnished with respect to each director and executive officer of the Registrant.

                                      Position of                       Year
                                      the                               First
                                      Registrant            Class of    Became
         Name                 Age     Presently Held        Director    Director
         ----                 ---     --------------        --------    --------

         James R. Murphy      49     Chairman, President,        III      1993
                                     Chief Executive Officer
                                      and Director

         Robert M. Stote      59     Senior Vice President,      III      1993
                                     Chief Science Officer
                                     and Director

         Michael D. Price     41     Vice President,             I        1995
                                     Chief Financial Officer,
                                     Treasurer,  Secretary and
                                     Director

         Robert J. Gyurik     52     Vice President of           II       1998
                                     Pharmaceutical
                                     Development and
                                     Director

         Charles L. Bolling   75     Director                    II       1991

         Michael McGovern     55     Director                    I        1997

         James R. Murphy became President and Chief Operating Officer of the Registrant in September 1994, was named Chief Executive Officer effective January 1995 and became Chairman of the Board in June 1995. Prior to rejoining the Registrant, Mr. Murphy served as Vice President of Business Development at MacroChem Corporation, a publicly owned pharmaceutical company, from March 1993 through September 1994. From September 1992 until March 1993, Mr. Murphy served as a consultant in the pharmaceutical industry with his primary efforts directed toward product licensing. Prior thereto, Mr. Murphy served as Director - Worldwide Business Development and Strategic Planning of the Registrant from December 1991 to September 1992. Mr. Murphy previously spent 14 years in basic pharmaceutical research and product development with SmithKline Corporation and in international business development with contract research laboratories. Mr. Murphy also serves on the Board of Directors of Biopharmaceutics, Inc. Mr. Murphy received a B.A. in Biology from Millersville University and attended the Massachusetts School of Law in 1993 and 1994.

         Robert M. Stote, M.D. became Senior Vice President and Chief Science Officer of the Registrant in March 1992. Prior to joining the Registrant, Dr. Stote was employed for 20 years by SmithKline Beecham Corporation serving as Senior Vice President and Medical Director,
         Worldwide Medical Affairs from 1989 to 1992, and Vice President-Clinical Pharmacology-Worldwide from 1987 to 1989. From 1984 to 1987, Dr. Stote was Vice President-Phase I Clinical Research, North America. Dr. Stote was Chief of Nephrology at Presbyterian Medical Center of Philadelphia from 1972 to 1989 and was Clinical Professor of Medicine at the University of Pennsylvania. Dr. Stote serves as a Director of Collaborative Clinical Research, Inc. Dr. Stote received a B.S. in Pharmacy from the Albany College of Pharmacy, an M.D. from Albany Medical College and is Board Certified in Internal Medicine and Nephrology. He was a Fellow in Nephrology and Internal Medicine at the Mayo Clinic and is currently a Fellow of the American College of Physicians.

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

         Robert J. Gyurik became Vice President of Pharmaceutical Development of the Registrant in March 1999. Mr. Gyurik was Manager of Development and Quality Control at Macrochem Corporation, a position he held from 1993 to February 1999. From 1971 to 1993 Mr. Gyurik worked in various postions at SmithKline Beecham ranging from Associate Senior Investigator in the Nutrition/Production Enhancer Research Group and Pharmaceutical Development Group to Senior Medical Chemist in the Parasitology Resarch Group. Prior thereto, Mr. Gyurik worked at Schering as a Medicinal Chemist. Mr. Gyurik attended Rutgers University and received a B.A. in Biology and Chemistry from Immaculata College. Mr. Gyurik is a member of the American Chemical Society, International Society for Chronobiology and the New York Academy of Sciences.

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

         The Registrant's Articles of Incorporation and By-Laws provide for a classified Board of Directors. The Board is divided into three classes, designated Class I, Class II and Class III. The directors included in Class III above will hold office until the 1999 Annual Meeting of Stockholders. The director included in Class I above will hold office until the 2000 Annual Meeting of Stockholders. The directors included in Class II above will hold office until the 2001 Annual Meeting of Stockholders.

         Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant's executive officers and directors, and any persons who own more than 10% of any class of the Registrant's equity securities, to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and the American Stock Exchange and to furnish the Registrant with copies of such reports. To the Registrant's knowledge during the year ended December 31, 1998, all Section 16(a) filing requirements have been satisfied.

         Item 11. Executive Compensation
                  ----------------------

         The information called for by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

         Item 12. Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

         The information called for by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

         Item 13. Certain Relationships and Related Transactions
                  ----------------------------------------------

         The information called for by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                                     Part IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K
              ----------------------------------------------------------------
                                                                                    Page Herein

(a)       The following documents are filed as a part of this report:

          (1)  Financial Statements:

          Independent Auditors' Report                                                 F-1

          Consolidated Balance Sheets as of December 31, 1998 and 1997                 F-2

          Consolidated Statements of Operations and of Comprehensive Loss
          for the years ended December 31, 1998, 1997 and 1996                         F-3

          Consolidated  Statements of Changes in Common  Stockholders'
          Equity for the years ended  December 31, 1998, 1997 and 1996                 F-4

          Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1997 and 1996                                             F-5 to F-6

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


                                  EXHIBIT INDEX


                  (3)      Exhibits filed as part of this report:
Exhibit
Number                                 Description
--------          --------------------------------------------------------------

3.1 Articles of Incorporation of the Registrant, as amended and restated. (Reference is made to Exhibit 3.1 to the Registrant's Amendment No. 1 on Form S-3 to its Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

3.2 Bylaws of the Registrant, as amended and restated. (Reference is made to Exhibit 3.2 to the Registrant's Form 10-K dated December 31, 1997, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.1               Registrant's  Amended and  Restated  1991 Stock  Option  Plan.
                  (Reference  is made to Exhibit  4.4 to the  Registrant's  Form
                  10-K dated December 31, 1997, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.2               Form  of  Non-qualified   Stock  Option  Agreement  under  the
                  Registrant's  1991 Stock  Option Plan.  (Reference  is made to
                  Exhibit 4.25 to the Registrant's Form 10-K dated June 30, 1992, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.3 Form of Indenture relating to the Registrant's $1,000 Principal Amount 12% Senior Convertible Subordinated Debentures due February 13, 2006 (with the Form of Debenture attached thereto as Exhibit A.) (Reference is made to Exhibit
                  4.28 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

4.4 Form of Warrant Agreement, including form of Class A and Class B Warrant. (Reference is made to Exhibit 4.29 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

4.5               Form of  Underwriter  Warrant.  (Reference  is made to Exhibit
                  4.30 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

4.6 Form of Unit Certificate. (Reference is made to Exhibit 4.31 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

Exhibit
Number                               Description
--------          --------------------------------------------------------------

4.7               Agreement  between the Registrant and Marsing & Co. Ltd., A.S.
                  dated June 26, 1997. (Reference is made to Exhibit 2.1 to the Registrant's Form 8-K filed July 10, 1997, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.8 Subscription Agreement between the Registrant and Hsu, dated February 11, 1999. (Reference is made to Exhibit 7.2 to the Registrant's Form 8-K filed February 26, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.9 Registration Rights Agreement between the Registrant and Hsu, dated February 11, 1999. (Reference is made to exhibit 7.3 to the Registrant's Form 8-K filed February 26, 1999, Commission File No.
                  1-10581, which exhibit is incorporated herein by reference.)

4.10 Warrant issued by the Registrant for the benefit of Hsu, dated February 11, 1999. (Reference is made to exhibit 7.4 to the Registrant's Form 8-K filed February 26, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.11 Subscription Agreement between the Registrant and Conrex Pharmaceutical Corporation ("Conrex"), dated February 11, 1999. (Reference is made to exhibit 7.5 to the Registrant's Form 8-K filed February 26, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.12 Registration Rights Agreement between the Registrant and Conrex, dated February 11, 1999. (Reference is made to exhibit
                  7.6 to the Registrant's Form 8-K filed February 26, 1999, Commission File No.
                  1-10581, which exhibit is incorporated herein by reference.)

10.1* Employment Agreement dated as of July 1, 1998 between the Registrant and James R. Murphy.
---------------

*      Filed herewith

Exhibit
Number                                     Description
--------          --------------------------------------------------------------

10.2* Employment Agreement dated as of August 31, 1998 between the Registrant and Robert M. Stote, M.D.

10.3* Employment Agreement dated as of July 1, 1998 between the Registrant and Michael D. Price.

10.4 Partnership Agreement dated March 11, 1994 of Belmac/Maximed Partnership. (Reference is made to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1994, Commission File No.
                  1-10581, which is incorporated herein by reference.)

10.5 Agreement between the Registrant and Yungtai Hsu ("Hsu") dated February 1, 1999, effective as of December 31, 1998. (Reference is made to Exhibit 7.1 to the Registrant's Form 8-K filed February 26, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.

21.1*             Subsidiaries of the Registrant.

23.1*             Consent of Deloitte & Touche LLP.

27.1*             Financial Data Schedule.
---------------
*                 Filed herewith.

                  b) Reports on Form 8-K filed during the fiscal quarter ended
                     December 31, 1998:

                  None.

                  Subsequent to December 31, 1998, the Registrant filed the following Report on Form 8-K:

                  Form 8-K dated February 26, 1999 regarding the agreement between the Registrant and Yungtai Hsu, whereby the Registrant acquired rights to certain U.S. and international patents and related technology. (Items 2 and 7).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BENTLEY PHARMACEUTICALS, INC.

                                           By:      /s/ James R. Murphy
                                                    ----------------------------
                                                    James R. Murphy
                                                    Chairman, President and
                                                    Chief Executive Officer
                                                    Date:  March 26, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                             Date
---------                           -----                             ----

/s/ James R. Murphy             Chairman, President,              March 26, 1999
--------------------------      Chief Executive Officer
James R. Murphy                 and Director (principal
                                executive officer)


/s/ Robert M. Stote             Senior Vice President,            March 26, 1999
---------------------------     Chief Science Officer and
Robert M. Stote, M.D.           Director


/s/ Michael D. Price            Vice-President,                   March 26, 1999
---------------------------     Chief Financial Officer,
Michael D. Price                Treasurer, Secretary and
                                Director (principal
                                financial and accounting officer)


/s/Robert J. Gyurik             Vice President of                 March 26, 1999
---------------------------     Pharmaceutical Development
 Robert J. Gyurik               and Director


/s/Charles L. Bolling           Director                          March 26, 1999
---------------------------
Charles L. Bolling

/s/Michael McGovern             Director                          March 26, 1999
---------------------------
Michael McGovern

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Bentley Pharmaceuticals, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheets of Bentley Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations and of comprehensive loss, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP

Tampa, FL
March 26, 1999

                          BENTLEY PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)                                      December 31,
                                                                      1998           1997
                                                                      ----           ----
ASSETS

Current assets:
 Cash and cash equivalents                                           $6,703       $11,117
 Receivables                                                          3,228         2,428
 Inventories                                                          1,208           714
 Prepaid expenses and other                                           1,322           750
                                                                     ------        ------
  Total current assets                                               12,461        15,009
                                                                     ------        ------
Fixed assets, net                                                     3,551         2,918
Drug licenses and related costs, net                                  2,433           691
Other non-current assets, net                                         1,873         2,425
                                                                    -------       -------
                                                                    $20,318       $21,043
                                                                    =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                   $2,835         $1,493
  Accrued expenses                                                    1,563          1,613
  Short term borrowings                                               1,223          1,140
  Current portion of long term debt                                       5              5
                                                                          -              -
                                                                    -------        -------
    Total current liabilities                                         5,626          4,251
                                                                    -------        -------
Long term debt, net                                                   5,410          5,329
                                                                    -------        -------
Other non-current liabilities                                           290            220
                                                                    -------        -------

Commitments and contingencies

Redeemable preferred stock, $1.00 par value,
   authorized 2,000 shares:
     Series A, issued and outstanding, zero and 60 shares                 -          2,338
                                                                    -------        -------

Common Stockholders' Equity:
   Common stock, $.02 par value, authorized 35,000 shares,
     issued and outstanding, 8,443 and 8,426 shares                     168            168
   Stock  purchase  warrants  (to purchase 5,928 and 5,697
   shares of common stock)                                              556            192
   Additional paid-in capital                                        83,728         81,382
   Accumulated deficit                                              (73,858)       (70,982)
   Cumulative foreign currency translation adjustment                (1,602)        (1,855)
                                                                   --------       --------
                                                                      8,992          8,905
                                                                   --------       --------
                                                                    $20,318        $21,043
                                                                   ========       ========





           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND OF COMPREHENSIVE LOSS
(In thousands, except per share data)
                                                                          For the Year Ended
                                                                                December 31,
                                                         ----------------------------------------------
                                                                 1998           1997         1996
                                                                 ----           ----         ----

Sales                                                         $15,243         $14,902        $23,133
Cost of sales                                                   6,601           8,010        15,638
                                                              -------         -------        -------
Gross margin                                                    8,642           6,892          7,495
Operating expenses:
 Selling, general and administrative                            9,078           7,819          7,923
 Research and development                                         153             324             29
 Depreciation and amortization                                    303             295            502
 Non-recurring charge -  costs of abandoned acquisition         1,176               -              -
 Provision for goodwill impairment                                  -               -            340
                                                              -------         -------        -------
   Total operating expenses                                    10,710           8,438          8,794
                                                              -------         -------        -------
 Loss from operations                                          (2,068)         (1,546)        (1,299)
Other (income) expenses:
  Interest expense                                              1,076           1,086          1,227
  Interest income                                                (499)           (123)          (103)
  Other (income) expense, net                                      (5)            685             50
                                                              -------          -------        -------
Loss before income taxes and extraordinary item                (2,640)         (3,194)        (2,473)
Provision for income taxes                                        236             621              -
                                                              -------         -------          ------
Loss before extraordinary item                                 (2,876)         (3,815)        (2,473)
Extraordinary item-extinguishment of debt                           -               -            446
                                                              -------         -------         -------
Net loss                                                       (2,876)         (3,815)        (2,919)
Other comprehensive (income) loss:
 Foreign currency translation (gains) losses                     (253)            388            487
                                                              -------         -------         -------
Comprehensive loss                                            ($2,623)        ($4,203)       ($3,406)
                                                              ========        ========       ========
Loss per common share before extraordinary
item                                                           ($0.35)         ($0.97)         ($0.79)
Extraordinary item - extinguishment of debt                         -               -           (0.13)
                                                              -------         -------         -------
Basic net loss per common share                                 ($.35)         ($0.97)         ($0.92)
                                                              =======         =======         =======
Weighted average common shares outstanding                      8,431           4,072           3,334
                                                              =======         =======         =======



          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                          BENTLEY PHARMACEUTICALS, INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

(In thousands, except per share data)

                                                     $.02 Par Value       Additional                    Other
                                                     Common Stock          Paid-In      Accumulated     Equity
                                                 Shares          Amount    Capital      Deficit         Transactions   Total
                                                 ------          ------   ----------    -----------     ------------   -----


 Balance at December 31, 1995                      3,330          $66      $70,047       ($64,248)       ($549)       $5,316

 Public offering of units, net                         -            -        1,184              -         285          1,469

 Common stock issued as compensation                  15            1           50              -           -             51

 Accrual of dividends-preferred stock                  -            -         (135)             -           -           (135)

 Foreign currency translation adjustment               -            -            -              -        (487)          (487)


 Net loss                                              -            -            -         (2,919)          -         (2,919)
                                                   -----        -------      ------      --------        -----       -------

Balance at December 31, 1996                       3,345           67       71,146        (67,167)       (751)         3,295

 Exercise of Class A Redeemable Warrants           4,899           98        9,902            -          (202)         9,798

 Exercise of other stock options/warrants            172            3          570            -          (150)           423

 Exercise of underwriter warrants                      -            -           30            -              7            37

 Conversion of Debentures                              9            -           23            -              -            23

 Issuance of stock options/warrants                    -            -          (51)           -            102            51

 Common stock issued as compensation                   1            -            2            -              -             2

 Accrual of dividends-preferred stock                  -            -         (135)           -              -          (135)

 Stock subscription receivable cancellation            -            -         (105)           -            105             -

 Foreign currency translation adjustment               -            -            -            -           (774)         (774)

 Net loss                                              -            -            -       (3,815)              -        (3,815)
                                                   -----        ------        ----       ------           -----       -------

Balance at December 31, 1997                       8,426          168       81,382      (70,982)        (1,663)         8,905


 Exercise of Class B Redeemable Warrants               2            -            8            -              -             8

 Issuance of warrants                                  -            -            -            -            364           364

 Conversion of redeemable preferred stock             15            -        2,439            -              -         2,439

 Accrual of dividends - preferred stock                -            -         (101)           -              -          (101)

 Foreign currency translation adjustment               -            -            -            -            253           253

 Net loss                                              -            -            -       (2,876)             -        (2,876)
                                                 -------      -------     --------      -------      ---------     ---------
Balance at December 31, 1998                       8,443         $168      $83,728     ($73,858)      ($1,046)        $8,992
                                                 =======      =======     ========     ========      ========      =========



          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
                                       F-4


                          BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                        For the Year Ended
                                                                                           December 31,

(In thousands)                                                                  1998              1997          1996
                                                                                ----              ----          ----
Cash flows from operating activities:
 Loss before extraordinary item                                                ($2,876)       ($3,815)      ($2,473)
 Adjustments to reconcile loss before extraordinary item to
  net cash used in operating activities:
  Depreciation and amortization                                                    303            295           502

  Non-cash costs of abandoned acquisitions                                         158              -             -
  Loss on disposition of subsidiary                                                  -            591             -
  Extraordinary item-extinguishment of debt                                          -                        (446)
                                                                                                    -
  Provision for goodwill impairment                                                  -                          340
                                                                                                    -
  Loss on disposal of fixed assets                                                   -                           79
                                                                                                    -
  Other non-cash items                                                             501            267           468

(Increase) decrease in assets and increase (decrease) in liabilities:
   Receivables                                                                   (599)          (137)         2,991

   Inventories                                                                   (412)          (229)            43

   Prepaid expenses and other current assets                                     (544)          (340)          (272)
   Other assets                                                                   (72)          (649)           (93)

   Accounts payable and accrued expenses                                           907           257           (716)

   Other liabilities                                                                70          (222)          (496)

   Capitalized acquisition costs                                                   448             -              -
                                                                                ------        -------        ------
   Net cash used in operating activities                                        (2,116)       (3,982)          (73)
                                                                                ------        -------        ------
Cash flows from investing activities:
 Acquisition of Spanish drug licenses                                           (1,559)          (40)            -
 Additions to fixed assets                                                        (559)         (108)         (170)

 Net proceeds from disposition of subsidiary                                         -           378             -
 Proceeds from sale of investments                                                   -           166           161

 Purchase of investments                                                             -             -          (166)
                                                                              ---------        ------         -----
    Net cash (used in) provided by investing activities                        (2,118)           396          (175)
                                                                             ---------         ------         -----



          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                         BENTLEY PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Concluded)

(In thousands)                                                                     For the Year Ended
                                                                                     December  31,
                                                                              -------------------------------
                                                                              1998           1997      1996
                                                                              ----           ----      ----

Cash flows from financing activities:
Net increase (decrease) in short term borrowings                               $ -         $363        ($120)
Proceeds from exercise of Class A/B warrants, net                                8        9,798            -
Proceeds from exercise of other options/warrants, net                            -                         -
                                                                                            555
Proceeds from public offering of units                                           -            -        6,900
Offering costs                                                                                -       (1,275)
Repayments of long term debt                                                                  -       (1,770)
Payments on capital leases                                                     (5)          (5)          (28)
                                                                             ----        ----- -      ------

    Net cash provided by financing activities                                    3       10,711        3,707
                                                                             -----       ------       ------

Effect of exchange rate changes on cash                                      (183)        (433)        (154)
                                                                            -----        -----        -----

Net (decrease) increase in cash and cash equivalents                       (4,414)        6,692        3,305

Cash and cash equivalents at beginning of period                            11,117        4,425        1,120
                                                                            ------        -----        -----

Cash and cash equivalents at end of period                                  $6,703      $11,117       $4,425
                                                                            ======      =======       ======


Supplemental  Disclosures of Cash Flow  Information
The Company paid cash during the period for (in thousands):

 Interest                                                                     $972         $965        $907
                                                                            ======      =======       =====
 Taxes                                                                        $884          $12          -
                                                                            ======      =======       =====


Supplemental Disclosures of Non-Cash Financing Activities
The Company has issued Common Stock in exchange for services as follows (in thousands):

 Shares issued                                                                   -            1          15
                                                                            ======      =======      ======
 Amount                                                                          -           $2         $51
                                                                            ======      =======      ======


The Company issued  warrants during the year ended December 31, 1998 to purchase
     425,000 shares of Common Stock in exchange for services. The Company also is obligated to issue 66,000 shares of Common Stock to a Consultant for services performed during 1997 and 1998. The holders of the Company's
     Series A Preferred Stock converted the remaining 60,000 shares of Redeemable Preferred Stock into approximately 15,000 shares of Common Stock during the year ended December 31, 1998.

The Company acquired a drug license in Spain during the year ended December 31, 1996, assuming approximately $477,000 in liabilities therefore.

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                          BENTLEY PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--HISTORY AND OPERATIONS

Bentley Pharmaceuticals, Inc. (the "Company") is an international pharmaceutical and health care company engaged primarily in the manufacturing, marketing and distribution of pharmaceutical products in Spain. The Company develops and registers late stage products, and manufactures, packages and distributes both its own and other companies' pharmaceutical products.

The Company sold its French subsidiary, Chimos/LBF S.A. (referred to herein as Chimos/LBF), in June 1997 for approximately $3,650,000. The Company's operations in France consisted of the low margin brokerage of fine chemicals, sourcing of raw materials and pharmaceutical intermediaries and the distribution of biotechnology or orphan drugs. (See Note 13).

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred net losses as well as negative operating cash flows for all periods presented.

The Company's previously announced negotiations whereby the Company was considering the purchase of domestic and international rights to a portfolio of branded drugs and a manufacturing facility located in Mequon, Wisconsin from Schwarz Pharma and whereby Schwarz Pharma was to acquire control of Bentley's Spanish subsidiary, Laboratorios Belmac, came to an end in May 1998 without consummation of an agreement. Consequently, the Company recorded a charge during the quarter ended June 30, 1998 for all previously capitalized costs specific to this and other related abandoned acquisitions totaling approximately $1,176,000, including $158,000 of non-cash items.

In order to fund operations, the Company primarily has issued Common Stock and other securities. In February 1996, the Company completed a public offering of its securities, which generated net proceeds of approximately $5,700,000, a portion of which was used to retire $1,770,000 principal balance of debt incurred in previous private placements (see Notes 8 and 15). The balance of the net proceeds were used for working capital needs, limited research and development activities, and search for possible acquisitions of complementary products, technologies and/or businesses. During the year ended December 31, 1997, the Company temporarily lowered the exercise price on its Class A and Class B redeemable warrants. Approximately 70% of the outstanding Class A warrants (approximately 4,900,000 Class A warrants) were exercised during this period, which generated approximately $9,800,000 in proceeds to the Company. The exercise of the Class A warrants resulted in issuance of approximately 4,900,000 shares of common stock and 4,900,000 Class B warrants. The exercise price of the Company's Class B warrants was also temporarily lowered; however, no Class B warrants were exercised during 1997. The proceeds from the Class A warrant exercises are being used for working capital needs. Given the Company's current liquidity and significant cash balances and considering its future strategic plans, management believes that it now has sufficient resources to fund operations and further its strategic objectives.

The strategic focus of the Company has shifted in response to the evolution of the global health care environment. The Company has moved from a research and development-oriented pharmaceutical company, which required developing products from the chemistry laboratory through marketing, to a company seeking to acquire late-stage development compounds that can be marketed within one year or currently marketed products. As a result of this transition, the Company has decreased its research and development expenses dramatically over the past few years as well as implemented cost-cutting measures throughout the Company's' operations. However, with the February 1999 acquisition of permeation enhancement technology, limited development expenditures will be required prior to entering into formal collaboration with other companies (see Note 16). The Company emphasizes product distribution in Spain, strategic alliances and product acquisitions, which management of the Company expects will move the Company closer to profitability in the near future.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and foreign currency translation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Laboratorios Belmac S.A. and, until its divestiture in June 1997, Chimos/LBF S.A.; Bentley Healthcare Corporation and its wholly-owned subsidiary, Belmac Hygiene, Inc.; Belmac Health Corporation; Belmac Holdings, Inc. and its wholly-owned subsidiary, Belmac A.I., Inc.; B.O.G. International Finance, Inc.; Bentley Pharma, Inc.; Pharma de Espana, Inc.; and Belmac Jamaica, Ltd. Belmac Hygiene, Inc. entered into a 50/50 partnership with Maximed Corporation of New York in March 1994. Belmac Hygiene's participation in the partnership is accounted for using the equity method. All significant intercompany balances have been eliminated in consolidation. The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of each foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against Common Stockholders' Equity. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

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

Investment in partnership

Belmac Hygiene, Inc., a wholly owned subsidiary of the Company, entered into a 50/50 partnership in March 1994 with Maximed Corporation ("Maximed") to develop and market feminine health care products. Maximed contributed the hydrogel-based technology and the Company, through its subsidiary, is responsible for providing financing and funding of the partnership's activities. The investment in the partnership is accounted for using the equity method. (See Note 13.)

Research and development

Research and development costs are expensed when incurred.

Use of estimates

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

During the year ended December 31, 1996, as a result of estimating the expected net proceeds from the then pending proposed sale of Chimos, the Company reviewed, for impairment, the recoverable value of the carrying amount of long-lived assets and intangibles. Based upon this review, the Company fully reserved the remaining unamortized goodwill of approximately $340,000, at December 31, 1996. Goodwill amortization expense, excluding the 1996 provision for impairment, for the year ended December 31, 1996 was $38,000. There was no goodwill amortization for the years ended December 31, 1998 or 1997 (see Note
13).

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" (FAS 107) requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Long-term debt is estimated to have a fair value of approximately $7,406,000 as of December 31, 1998 (based upon market price on December 31, 1998). The carrying amounts of other financial instruments approximate their estimated fair values. The fair value information presented herein is based on information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore the current estimates of fair value may differ significantly from the amounts presented herein.

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

Basic net loss per common share

Basic net loss per common share is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 provides for new accounting principles used in the calculation of earnings per share and became effective for financial statements for both interim and annual periods ended after December 15, 1997. The Company has recalculated the basic net loss per common share for all periods presented to give effect to FAS 128.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is not presented as it is antidilutive. Stock options, stock warrants and convertible debentures are the only securities issued which would have been included in the diluted loss per share calculation.

Comprehensive income

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (FAS 130) requires businesses to disclose comprehensive income and its components in their financial statements. FAS 130 became effective for fiscal years beginning after December 15, 1997, and is applicable to interim periods. The difference between net loss as reported and comprehensive loss is the effect of foreign currency translation (gains) losses totaling ($253,000), $388,000 and $487,000 for years ended December 31,1998, 1997 and 1996, respectively.

Segments of an enterprise and related information

Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" (FAS 131) was issued in June 1997 and redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a Company's operating segments. The Company operated in two business segments until the divestiture of its French subsidiary in June 1997. The Company now operates in one business segment. FAS 131 was adopted by the Company on January 1, 1998 (see Note 12).

Derivative instruments and hedging

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The accounting for changes in the fair value of a derivative ( that is, gains and losses) depends upon the intended use of a derivative and resulting desigantion if used as a hedge. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and is not intended to be applied retroactively. Management does not believe that the adoption of FAS 133 will have a significant impact on the Company's consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year's presentation format. Such reclassifications are not material to the consolidated financial statements.

NOTE 3--RECEIVABLES

Receivables consist of the following (In Thousands):

                                              December 31,
                                         1998            1997
                                         ----            ----

Trade receivables                      $2,972          $2,129

Other                                     273             358
                                          ---             ---

                                        3,245           2,487

Less-allowance for doubtful account       (17)            (59)
                                       ------          ------

                                       $3,228          $2,428
                                       ======          ======

NOTE 4--INVENTORIES

Inventories consist of the following (In Thousands):

                                                              December 31,
                                                         1998            1997
                                                         -----           ----
Raw materials                                            $505             $338
Finished goods                                            703              376
                                                          ----             ---
                                                        $1,208            $714
                                                        ======            ====

NOTE 5--FIXED ASSETS

Fixed assets consist of the following (In Thousands):

                                                              December 31,
                                                         1998            1997
                                                         -----           ----

Land                                                    $1,040            $967
Buildings                                                2,782           2,329
Equipment                                                  754             430
Furniture and fixtures                                     539             435
Leasehold improvements                                       -              92
Equipment under capital lease                               27              27
                                                            --              --
                                                         5,142           4,280
Less-accumulated depreciation                           (1,591)         (1,362)
                                                       -------         -------
                                                        $3,551          $2,918
                                                        ======          ======

Depreciation expense was $165,000, $185,000 and $345,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 6--DRUG LICENSES AND RELATED COSTS, NET

Drug licenses and related costs consist of the following (In Thousands):

                                                        December 31,
                                                      1998        1997
                                                      ----        ----

Drug licenses and related costs                      $3,144      $1,219
Less-accumulated amortization                          (711)       (528)
                                                      ------      -----
                                                      $2,433       $691
                                                      =======     ======

The Company purchased the product Senioral from Sanofi-Winthrop during the year ended December 31, 1998 for approximately $1,400,000. Senioral is a combination product useful in the treatment of congestive symptoms of the upper respiratory tract. The Company's Spanish subsidiary, Laboratorios Belmac S. A. started marketing Senioral in October 1998.

Amortization expense for drug licenses and related costs was approximately $138,000, $110,000 and $119,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

NOTE 7--ACCRUED EXPENSES

Accrued expenses consist of the following (In Thousands):

                                                  December 31,
                                               1998        1997
                                               ----        ----
Accrued expenses                               $877        $814

Income taxes payable                            242         608

Accrued payroll                                 444         191
                                                ---         ---
                                             $1,563      $1,613
                                             ======      ======

NOTE 8--DEBT

Short term borrowings consist of the following (In Thousands):

                                                                 December 31,
                                                                  1998  1997
                                                                 ----   ----

Trade  receivables  discounted  (with a  Spanish  financial
institution),  with recourse, effective interest rate on the
note is 5.9% and 6.5%, respectively.                             $633   $1,036

Revolving  lines  of  credit  (with  Spanish  financial
institutions), average interest rate is 5.6% and 7.5%,
respectively.
                                                                  590      104
                                                                  ---      ---
     Total short term borrowings                               $1,223   $1,140
                                                               ======   ======

The weighted average stated interest rate on short term borrowings outstanding at December 31, 1998 and 1997 was 5.7% and 6.6%, respectively.

The Company has $3,839,000 of available revolving lines of credit with Spanish financial institutions. At December 31, 1998, advances outstanding under the lines of credit were approximately $590,000. The weighted average interest rate at December 31, 1998 was 5.6% and interest is payable quarterly.

Long-term debt consists of the following (In Thousands):

                                                                December 31,
                                                               1998     1997
                                                               ----      ---
Debentures,  maturing  February  13,  2006,  stated rate of
 interest 12% (net of $1,584 and $1,670 discount,
 respectively)
                                                               $5,403  $5,317
Capitalized lease obligations, relating to various
 equipment used by the Company                                     12      17
                                                                   --      --
                                                                5,415   5,334
Less current portion                                              (5)      (5)
                                                                  ---     ---
     Total long term debt                                      $5,410  $5,329
                                                               ======  ======


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

On May 29, 1996, the Debentures and Class A Redeemable Warrants began trading separately. The characteristics of the Debentures and Class A Redeemable Warrants are consistent with their description as a component of the Units except that the expiration date of the Class A Warrants has been extended to August 16, 1999.

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

NOTE 9--REDEEMABLE PREFERRED STOCK

During 1991, the Company issued 290,000 shares of $1 par value Series A Convertible Exchangeable Preferred Stock (the "Series A Preferred Stock") and 340,000 shares of $1 par value Series B Convertible Exchangeable Preferred Stock (the "Series B Preferred Stock") at $25 per share. The issuance of these shares provided aggregate proceeds to the Company of $15,750,000. Since the Preferred Stock met the definition of Mandatorily Redeemable Preferred Stock, it was excluded from the Common Stockholders' Equity section of the Consolidated Balance Sheets. As of December 31, 1998 all 290,000 of the Series A Preferred Stock had been converted into 66,700 shares of Common Stock and all 340,000 shares of the Series B Preferred Stock had been converted into 56,100 shares of Common Stock.

The Series A Preferred Stock was recorded at redemption value, which was $25.00 per share plus cumulative dividends of 9% per annum. The following table summarizes activity of the Series A Preferred Stock (In Thousands):

                                                              Series A
                                                              --------

                                                          Shares     Amount
                                                          ------     ------

Balance at December 31, 1996                                  60    $2,203
     Accrual of 9% dividends                                   -       135
                                                            ----    ------
Balance at December 31, 1997                                  60     2,338
     Accrual of 9% dividends                                   -       101
     Conversion                                             (60)    (2,439)
                                                            ----   -------
Balance at December 31, 1998                                   -   $     -
                                                            ====   =======

NOTE 10--COMMON STOCKHOLDERS' EQUITY

At December 31, 1998 the Company had the following Common Stock reserved for issuances under various plans and agreements (In Thousands):


                                                       Common Shares
                                                       =============

For exercise of stock purchase warrants                     7,213
For conversion of debentures                                2,979
For exercise of stock options                               2,091
For other                                                      66
                                                         --------
                                                           12,349
                                                         ========

The Company has never paid any dividends on its Common Stock. The current policy of the Board of Directors is to retain earnings to finance the operation of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to the holders of the Common Stock in the foreseeable future.

Stock purchase warrants

At December 31, 1998, stock purchase warrants to purchase an aggregate of 5,928,000 shares of Common Stock were outstanding, which were exercisable at prices ranging from $2.50 to $20.00 per share, of which 775,000 warrants have an exercise price of $2.50 per share, 2,571,000 warrants have an exercise price of $3.00 per share and warrants to purchase 2,447,000 shares have an exercise price of $5.00 per share. The warrants expire through December 2004.

During the year ended December 31, 1998, the Company issued stock purchase warrants to purchase an aggregate of 425,000 shares of the Company's Common Stock at $2.50 per share. During the year ended December 31, 1997, the Company issued stock purchase warrants to purchase an aggregate of 2,574,000 shares of the Company's Common Stock (including Class B warrants to purchase approximately 2,450,000 shares, which became outstanding upon exercise of the Class A warrants), all of which were granted at exercise prices which were equal to or greater than the market price of the Company's Common Stock on the dates of grant. During the year ended December 31, 1997, the Company temporarily lowered the exercise price on its Class A and Class B redeemable warrants. Approximately 70% of all outstanding Class A redeemable warrants (approximately 4,900,000
Class A warrants) were exercised during this period which generated approximately $9,800,000 in proceeds to the Company. The exercise of the Class A warrants resulted in issuance of approximately 4,900,000 shares of Common Stock. The exercise price of the Registrant's Class B redeemable warrants was also temporarily lowered and 5,000 Class B warrants were exercised in January 1998, resulting in the issuance of 2,500 shares of Common Stock.

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

In addition, the Company has granted warrants outside of the Plans in connection with private placements of its securities and as consideration for various services. These warrants have been granted for terms not exceeding ten years from the date of grant. The table below summarizes warrant activity for the years ended December 31, 1996, 1997 and 1998.

(In thousands except per share data)

                                            Number of              Price
                                          Common Shares         Per Share

Outstanding at December 31, 1995                  547

 Granted                                        7,845            $2.50-$3.00

 Canceled                                        (88)          $5.00-$120.00
                                                 ----

Outstanding at December 31, 1996                8,304

 Granted                                        2,574            $2.50-$5.00

 Exercised                                    (5,061)            $2.00-$2.50

 Canceled                                       (120)          $2.50-$116.25
                                                -----

Outstanding at December 31, 1997                5,697

 Granted                                          425                  $2.50

 Exercised                                        (2)                  $3.00

 Canceled                                       (192)           $2.50-$24.60
                                                -----

 Outstanding at December 31, 1998               5,928
                                                =====

Common stock transactions

During the year ended December 31, 1998, the Company issued approximately 15,500 shares of Common Stock as a result of the conversion of 60,000 shares of Redeemable Preferred Stock and issued 2,500 shares of Common Stock as a result of the exercise of 5,000 Class B warrants.

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

Stock option plans

The Company has in effect Stock Option Plans (the "Plans"), pursuant to which directors, officers, and employees of the Company who contribute materially to the success of the Company are eligible to receive grants of options for the Company's Common Stock. An aggregate of 2,091,000 shares of Common Stock have been reserved for issuance under the Plans, of which 323,000 are outstanding under the 1991 and 1994 Plans and 1,500,000 are outstanding under the Executive Plan as of December 31, 1998. Options may be granted for terms not exceeding ten years from the date of grant except for stock options which are granted to persons owning more than 10% of the total combined voting power of all classes of stock of the Company. For these individuals, options may be granted for terms not exceeding five years from the date of grant. Options may not be granted at a price which is less than 100% of the fair market value on the date the options are granted (110% in the case of persons owning more than 10% of the total combined voting power of the Company). During the year ended December 31, 1997, 9,000 stock options were converted into shares of the Company's Common Stock. Holders of stock options exercised no options during the years ended December 31, 1996.

Had the compensation cost for the Company's Plans been determined based on the fair value at the grant dates for awards under the Plans, consistent with the method of FAS 123, the Company's net loss and basic net loss per common share on a pro forma basis would have been (In Thousands, except per share data):

                                                     For the Year Ended
                                                          December 31,
                                             --------------------------------

                                             1998        1997          1996
                                             ----        ----          ----

Net loss                                  $(3,067)     $(3,938)      $(6,354)

Basic net loss per common share            $(0.38)      $(1.00)       $(1.95)

The preceding pro forma results were calculated using the Black-Scholes option-pricing model.
                                      F-20

The following assumptions were used for the years ended December 31, 1998, 1997 and 1996, respectively: (1) risk-free interest rates of 5.4%, 6.2% and 6.5%; (2) dividend yields of 0.0%; (3) expected lives of 10, 9.7 and 10 years; and (4) volatility of 85.3%, 73.1% and 88.1%. Results may vary depending on the assumptions applied within the model. The effects of application of FAS 123 are not likely to be representative of the effects on net income or loss for future years because options vest over several years and generally additional awards are made each year.

In addition, the Company has granted options outside of the Plans in connection with private placements of its securities and as consideration for various services. These options have been granted for terms not exceeding ten years from the date of grant. The table below summarizes activity in the Company's Plans for the years ended December 31, 1996, 1997 and 1998.

(In thousands except per share data)
                                            Number of          Weighted Average
                                          Common Shares          Exercise Price
                                          -------------        ----------------

Outstanding at December 31, 1995                 213                     $33.04

 Granted                                       1,525                      $3.74

 Canceled                                        (20)                    $83.71
                                                 ----

Outstanding at December 31, 1996               1,718                      $6.39

 Granted                                          53                      $2.93

 Exercised                                        (9)                     $2.31

 Canceled                                        (21)                    $47.68
                                                 ----

Outstanding at December 31, 1997                1,741                     $5.81

 Granted                                          98                      $2.25

 Canceled                                        (16)                     $3.20
                                                 ----

 Outstanding at December 31, 1998               1,823                     $5.64
                                                =====

Options and warrants outstanding include 5,928,000 warrants, all of which are exercisable, and 1,823,000 options, of which 720,000 are vested and exercisable at December 31, 1998.

NOTE 11--PROVISION FOR INCOME TAXES

The Company has recognized a deferred tax asset of approximately $29,400,000 as of December 31, 1998, primarily related to net operating loss and capital loss carryforwards, and basis differences in the stock of its foreign subsidiary; however, the Company has established a valuation allowance equal to the full amount of the deferred tax asset, as future operating profits cannot be assured.


At December 31, 1998, the Company has net operating loss (the "NOL") carryforwards of approximately $29,000,000 available to offset future U.S. taxable income. The Company calculates that its use of the NOL generated through December 31, 1997 may be limited to approximately $1,000,000 each year as a result of stock, option and warrant issuances resulting in an ownership change of more than 50% of the Company's outstanding equity. The NOL of approximately $3,200,000 generated during the current tax year ended December 31, 1998 is available to offset future taxable income without limitation. Additionally, approximately $1,800,000 of the NOL generated in 1995 available to offset future U.S. taxable income will be limited to approximately $300,000 per year over the next six years due to the change in tax year end during 1995. The Company utilized approximately $14,000,000 of NOLs to offset taxable income during 1997. If not offset against future taxable income, the NOL carryforwards will expire in tax years 2007 through 2013.

Total income tax expense (benefit) was ($280,000) (domestic) and $516,000 (foreign) for the year ended December 31, 1998. These amounts differ from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the increase in the valuation allowance established to offset domestic deferred tax assets and the Company's tax position in Spain. The Company incurred income tax expense of $280,000 (domestic) and $341,000 (foreign) for the year ended December 31, 1997. These amounts differ from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of U.S. alternative minimum taxes and certain nondeductible expenses in Spain. The Company incurred no income tax expense for the year ended December 31, 1996.

 NOTE 12-BUSINESS SEGMENT INFORMATION

The Company is an international pharmaceutical company engaged in the development, manufacturing, marketing and distribution of pharmaceutical products. The Company's Spanish subsidiary, Laboratorios Belmac S.A., manufactures, markets and distributes these pharmaceutical products from Spain. During the year ended December 31, 1997, the Company divested its French
subsidiary,   Chimos/LBF,  which  was  primarily  involved  in  the  import  and distribution of specialty pharmaceutical products in France. In the U.S., the Company's activities consist primarily of corporate management, administration and limited product development. The Company manages its operating segments separately because they either provide different products/services or require different strategies.

Laboratorios Belmac derives its revenues from the sales of its own products as well as from products under contract for others, within four primary therapeutic categories of cardiovascular, gastrointestinal, neurological and infectious diseases. Until its divestiture in June 1997, the operations of Chimos/LBF consisted of revenues from the import and distribution of specialty pharmaceutical products to hospitals and others in France as well as sales of "orphan drugs" (drugs used for the treatment of rare diseases). Until December 1998, the Company's operations in the United States included sales of disposable linen products. The Company discontinued such activities in December 1998 in order to focus on acquisition and development of permeation enhancement technology and potential product applications, in addition to other corporate office functions, including management, administration and raising of capital.

Set forth in the tables below is certain financial information with respect to the Company's operating segments for the years ended December 31, 1998, 1997 and 1996. The operating segments use the same accounting policies as those described in the summary of significant accounting policies in Note 2. Chimos/LBF was divested by the Company in June 1997 and the following information for 1997 reflects its operating results through this date.

                                                    (In Thousands)
                                           Year  Ended December 31, 1998
                                     -------------------------------------------
                                                       Corporate/
                                                       Consolidation/
                                      Spain    France  Elimination  Consolidated
Revenues                               $15,148    $-        $95        $15,243
Interest income                              -     -        499            499
Interest expense                           105     -        971          1,076
Depreciation and amortization expense      250     -         53            303
Non-recurring charge                         -     -      1,176          1,176
Net income (loss) before income taxes    1,410     -    (4,050)        (2,640)
Income tax expense (benefit)               516     -      (280)            236
Net income (loss)                          894     -    (3,770)        (2,876)
Fixed assets                             3,515     -         36          3,551
Drug licenses                            2,433     -          -          2,433
Total assets                            11,777     -      8,541         20,318
Total liabilities                        7,809     -      3,517         11,326
Expenditures for drug licenses             141     -      1,418          1,559
Expenditures for fixed assets              548     -         11            559

                                                    (In Thousands)
                                             Year Ended December 31, 1997
                                     -------------------------------------------
                                                       Corporate/
                                                       Consolidation/
                                     Spain     France  Elimination  Consolidated
                                     ------    ------  -----------  ------------
Revenues                              $12,491   $2,029       $382       $14,902
Interest income                             -        -        123           123
Interest expense                          131       13        942         1,086
Depreciation and amortization expense     215       28         52           295
Other expenses                              -        -        685           685
Net income (loss) before income taxes     623      (20)    (3,797)       (3,194)
Income tax expense                        341        -        280           621
Net income (loss)                         282      (20)    (4,077)       (3,815)
Fixed assets                            2,839        -         79         2,918
Drug licenses                             691        -          -           691
Total assets                            6,949        -     14,094        21,043
Total liabilities                       3,203        -      6,597         9,800
Expenditures for drug licenses             40        -          -            40
Expenditures for fixed assets              91        -         17           108




                                                   (In Thousands)
                                            Year Ended December 31, 1996
                                    -------------------------------------------
                                                      Corporate/
                                                      Consolidation/
                                    Spain     France  Elimination  Consolidated
                                    ------    ------  -----------  ------------

Revenues                          $11,299    $11,625      209       23,133
Interest income                         -          -      103          103
Interest expense                      147         23    1,057        1,227
Depreciation and amortization
  expense                             329        101       72          502
Provision for goodwill impairment       -        340        -          340
Net income (loss) before income taxes 722        178   (3,373)      (2,473)
Extraordinary item                      -          -      446          446
Net income (loss)                     722        178   (3,819)      (2,919)
Fixed assets                        3,341         85      118        3,544
Drug licenses                       1,475          -        -        1,475
Total assets                        7,887      5,322    3,349       16,588
Total liabilities                   3,395      1,077    6,588       11,060
Expenditures for fixed assets           -          -      170          170

Interest income and interest expense are based upon the actual results of each operating segment's assets and borrowings. The consolidation/elimination column includes the elimination of all inter-segment amounts as well as corporate segment amounts. The principal component of the inter-segment amounts related to inter-segment advances.

Revenues from a single customer did exceed 10% of consolidated revenues during each of the years ended December 31, 1998 and 1996; however, revenues derived from any one customer did not exceed 10% of consolidated revenues during 1997.

NOTE 13--COMMITMENTS AND CONTINGENCIES

The Company completed the sale of Chimos/LBF, for approximately $3,650,000 in June 1997. The Company has since received approximately $3,300,000, including approximately $2,600,000 of cash and cash equivalents on Chimos/LBF's books prior to its disposition, of which approximately $500,000 was used to repay indebtedness to the former subsidiary. An escrow fund in the amount of approximately $350,000, representing the balance due the Company, has been established for certain contingent obligations or liabilities. The Company has established a reserve in the amount of $100,000, which it has determined should be sufficient to address such contingencies and liabilities. In the opinion of management, the resolution of the remaining contingencies will have no material effect on the Company's financial position or results of operations.

In March 1994 a wholly-owned subsidiary of the Company, Belmac Healthcare Corporation, formed a partnership through its wholly-owned subsidiary, Belmac Hygiene, Inc., with a wholly-owned subsidiary of Maximed Corporation, which is headquartered in New York, and planned to market, through this partnership, a range of hydrogel based feminine health care products, including a contraceptive, an antiseptic, an anti-fungal and an antibacterial. In December 1994, the Company commenced litigation against its partner claiming interference in the management of the partnership and misrepresentation under the partnership agreement. The Company was awarded a judgment in the amount of $7.68 million in 1998, which was affirmed by the U.S. Court of Appeals. In addition to establishing a receivable on its books, the Company has established a reserve equal to the receivable. The Company is seeking an assignment of the patents and related know-how from the partnership and its partner as partial settlement of the judgment.

The partnership is not actively engaged in the development of any products. In the opinion of management, the carrying value of its investment in the partnership, accounted for using the equity method, of $553,000 as of December 31, 1998 and 1997, is not impaired and no reserve is considered necessary.

The Company was awarded a judgment in the amount of $2.1 million relating to the Company's claims of civil theft and breach of employment agreement filed against its former President and Chief Executive Officer, Michael M. Harshbarger. The judgement included treble damages totaling $418,000 related to its civil theft claim and $1,712,000 related to its breach of employment agreement claim. In addition to establishing a receivable on its books, the Company has established a reserve equal to the receivable.

The Company is obligated to pay certain royalty payments upon commercialization of products using technologies acquired in a transaction, which it consummated subsequent to December 31, 1998. (See Note 16).

The Company leases certain of its assets under noncancellable operating leases. Total charges to operations under operating leases were approximately $487,000, $350,000 and $448,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum lease payments under operating leases are as follows:

                                    (In Thousands)
                               Year Ending December 31,
                              -------------------------
                              1999                  $519
                              2000                   501
                              2001                   522
                              2002                   544
                              2003 and thereafter    567


NOTE 14--NON-RECURRING CHARGE

During 1998, the Company negotiated to acquire a manufacturing facility in the United States and a portfolio of products from Schwarz Pharma. The Company decided to abandon this effort in May 1998 and, consequently, recorded a non-recurring charge of $1,176,000 (including $158,000 of non-cash items) in the second quarter of 1998, representing previously capitalized costs related to this and other proposed acquisitions. Of this amount, $448,000 was paid during the year ended December 31, 1997.

NOTE 15--EXTRAORDINARY ITEM (FISCAL YEAR 1996)

The Company recorded an extraordinary charge, net of income tax effect of zero, of $446,000, or $.13 per common share, in February 1996 upon the extinguishment of debt that it had incurred in its October 1995 private placements, representing unamortized discount and issuance costs at the date of repayment (see Note 8).

NOTE 16--SUBSEQUENT EVENTS

On February 11, 1999, the Company acquired rights to certain U.S. and international patents and related technology (the "Assets") covering methods to enhance the absorption of drugs delivered to biological tissues. Consideration for the Assets was paid to Yungtai Hsu, an individual, in the form of a cash payment of approximately $1.1 million, 225,800 shares of Common Stock and ten-year warrants to purchase 450,000 shares of common stock. In addition, 359,282 shares of Common Stock were conveyed to Conrex Pharmaceutical
Corporation. The total of all consideration paid for the Assets was approximately $2.25 million. Furthermore, terms of this transaction provide for certain royalty payments upon commercialization of products using the technologies.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Bentley Pharmaceuticals, Inc.
Tampa, Florida

We have audited the consolidated financial statements of Bentley Pharmaceuticals, Inc., and subsidiaries (the "Company") as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 26, 1999; such consolidated financial statements and report are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Tampa, Florida
March 26, 1999


                          BENTLEY PHARMACEUTICALS, INC.

                                   Schedule II

                 Valuation and qualifying accounts and reserves

 Column A                              Column B                Column  C              Column D          Column E
 --------                              --------                ---------              --------          ---------
                                                               Additions
                                                               ---------

                                        Balance at     Charged to       Charged to
                                       beginning of     costs and     other accounts-    Deductions-    Balance at
            Description                   period        expenses       describe (a)       describe     end of period
            -----------                ------------    -----------    ---------------    -----------   --------------
Drug licenses and related costs:

For the year ended December 31, 1998     $528,000         $138,000          $45,000                      $711,000

For the year ended December 31, 1997      497,000          110,000          (79,000)                      528,000

For the year ended December 31, 1996      406,000          119,000          (28,000)                      497,000



Goodwill:

For the year ended December 31, 1998            -                                                              -

For the year ended December 31, 1997      564,000
                                                                                        $564,000(b)             -

For the year ended December 31, 1996      186,000          378,000(c)                                       564,000



Reserve for inventory obsolescence:

For the year ended December 31, 1998      125,000                            7,000       24,000(d)         108,000


For the year ended December 31, 1997      827,000                          (24,000)     678,000(e)         125,000


For the year ended December 31, 1996      819,000          136,000                      128,000(f)         827,000

------------------------
(a)Effect of exchange rate fluctuations.

(b) Represents goodwill related to the Registrant's French subsidiary, which was divested in June 1997.

(c) Includes approximately $340,000 of unamoritized goodwill related to the Registrant's French subsidiary that management of the Registrant determined may not be realizable via the sale of its French subsidiary (which sale occurred in June 1997).

(d) Represents disposition of inventory which has been fully reserved.

(e) Includes a disposition of inventory of approximately $547,000, which has been fully reserved and approximately $131,000 related to the Registrant's French subsidiary, which was divested in June 1997.

(f) Represents disposition of inventory, which has been fully reserved.