Form 10-K/A
period 1998-12-31
BENTLEY PHARMACEUTICALS INC
filed 1999-04-30
CIK 821616

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

                     Commission File Number 1-10581

                          BENTLEY PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

               Florida                          No. 59-1513162
 ------------------------------            ---------------------------------
(State or other jurisdiction of
 incorporation or organization)           (I.R.S. employer identification no.)

       4830 W. Kennedy Blvd., Suite 400, Tampa, FL                  33609
       --------------------------------------------               --------
         (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (813) 281-0961
                                                        ---------------------

          Securities registered pursuant to section 12(b) of the Act:

    Title of each class            Name of each exchange on which registered
    -------------------            -----------------------------------------

Common Stock, $.02 par value                      American Stock Exchange and Pacific Stock Exchange
12% Convertible Senior Subordinated Debentures    American Stock Exchange and Pacific Stock Exchange
Class A Redeemable Warrants                       American Stock Exchange and Pacific Stock Exchange
Class B Redeemable Warrants                       American Stock Exchange

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

       Title of Class          Aggregate Market Value    As of the Close of Business on
       --------------          ----------------------    ------------------------------

 Common Stock, $.02 par value         $10,618,140                 March 26, 1999

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Title of Class               Shares Outstanding     As of the Close of Business on
        --------------               ------------------     ------------------------------

  Common Stock, $.02 par value            8,443,192                 March 26, 1999


                       DOCUMENTS INCORPORATED BY REFERENCE
                                                             None

                                    PART III

ITEM 11.  EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

         The following table sets forth the total compensation paid to or accrued by the Company for the account of the current Chief Executive Officer and the executive officers at December 31, 1998 whose total cash compensation for the year ended December 31, 1998 exceeded $100,000.

                                                      SUMMARY COMPENSATION TABLE


                                                                                             Long-Term Compensation
                       Annual Compensation Awards Payouts                            Awards                      Payouts
                       ----------------------------------                            ------                      -------

                                                                                                 Securities
                                                                        Other      Restricted    Underlying     LTIP         All
                                                                       Annual         Stock       Options/     Payouts      Other
Name and Principal Position     Year       Salary ($)   Bonus ($)   Comp. ($)(1)    Awards($)     SARs (#)       ($)        Comp.
---------------------------     ----       ----------   ---------   ------------    ---------     --------      -----       -----

James R. Murphy (2)        Y/E 12/31/98       $260,000     $37,381       ---           ---          ---          ---      $5,000
Chairman of the Board,     Y/E 12/31/97       $245,000     $50,000       ---           ---          ---          ---      $4,750
President, Chief Executive Y/E 12/31/96       $235,833     $20,000       ---           ---         600,000       ---      $4,750
Officer and Director

Robert M. Stote(3)         Y/E 12/31/98       $200,178     $33,694       ---           ---            -          ---       $5,000
Senior Vice President,     Y/E 12/31/97       $225,000     --            ---           ---           ---         ---       $4,750
Chief Science Officer and  Y/E 12/31/96       $220,417      -            ---           ---          500,000      ---       $4,750
Director

Michael D. Price(4)        Y/E 12/31/98       $155,958     $11,985       ---           ---            -          ---       $5,000
Vice President, Chief      Y/E 12/31/97       $136,378     ---           ---           ---           ---         ---       $4,750
Financial Officer,         Y/E 12/31/96       $122,500     $10,000       ---           ---          400,000      ---       $4,750
Treasurer, Secretary and
Director

---------------


(1) The value of perquisites provided to the named executive officers did not exceed 10% of total compensation in any case.

(2) Mr. Murphy, Chairman of the Board, President and Chief Executive Officer, has been employed by the Company since September 1994. Mr. Murphy's annual salary is currently $290,000. During the year ended December 31, 1996, Mr. Murphy was awarded ten-year stock options to purchase 600,000 shares of Common Stock, of which one-third of such options vested when the closing price of the Company's Common Stock on the American Stock Exchange equaled or exceeded the exercise price of $2.89 for twenty consecutive trading days; one-third will vest and become exercisable when the closing price equals or exceeds the exercise price of $3.68 for twenty consecutive trading days; and one-third will vest and become exercisable when the closing price equals or exceeds the exercise price of $4.73 for twenty consecutive trading days. During the years ended December 31, 1998, 1997 and 1996, the Company provided to Mr. Murphy matching funds totaling $5,000, $4,750 and $4,750, respectively, pursuant to the terms of a Company sponsored 401(k) retirement plan (see "401(k) Retirement Plan").

(3) Dr. Stote, Senior Vice President and Chief Science Officer, has been employed by the Company since March 1992. As of August 31, 1998, Dr. Stote began working part time and receives an annual base salary of $75,000 plus compensation at the rate of $130 per hour for all hours worked on behalf of the Company in excess of twelve per week. During the year ended December 31, 1996, Dr. Stote was awarded ten-year

               (Footnote explanations continue on following page) stock options to purchase 500,000 shares of Common Stock, of which one-third of such options vested when the closing price of the Company's Common Stock on the American Stock Exchange equaled or exceeded the exercise price of $2.89 for twenty consecutive trading days; one-third will vest and become exercisable when the closing price equals or exceeds the exercise price of $3.68 for twenty consecutive trading days; and one-third will vest and become exercisable when the closing price equals or exceeds the exercise price of $4.73 for twenty consecutive trading days. During the years ended December 31, 1998, 1997 and 1996, the Company provided to Dr. Stote matching funds totaling $5,000, $4,750 and $4,750, respectively, pursuant to the terms of a Company sponsored 401(k) retirement plan (see "401(k) Retirement Plan").

(4) Mr. Price, Vice President, Chief Financial Officer, Secretary and Treasurer, has been employed by the Company since March 1992. Mr. Price's annual salary is currently $168,000. During the year ended December 31, 1996, Mr. Price was awarded ten-year stock options to purchase 400,000 shares of Common Stock, of which one-third of such options vested when the closing price of the Company's Common Stock on the American Stock Exchange equaled or exceeded the exercise price of $2.89 for twenty consecutive trading days; one-third will vest and become exercisable when the closing price equals or exceeds the exercise price of $3.68 for twenty consecutive trading days; and one-third will vest and become exercisable when the closing price equals or exceeds the exercise price of $4.73 for twenty consecutive trading days. During the years ended December 31, 1998, 1997 and 1996, the Company provided to Mr. Price matching funds totaling $5,000, $4,750 and $4,750, respectively, pursuant to the terms of a Company sponsored 401(k) retirement plan (see "401(k) Retirement Plan").

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         No options were granted to the individuals listed in the Summary Compensation table during the year ended December 31, 1998. No stock appreciation rights have been granted to date.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth certain information concerning the number of shares of Common Stock acquired upon the exercise of stock options during the year ended December 31, 1998 by, and the number and value at December 31, 1998 of shares of Common Stock subject to unexercised options held by, the individuals listed in the Summary Compensation Table.



                                                              Number of
                                                             Securities          Value of
                                                             Underlying        Unexercised
                                                             Unexercised       In-the-money
                                                           Options/SARs at   Options/SARs at
                            Shares                       FY-End (# Shares)      FY-End ($)
                           Acquired          Value          Exercisable/       Exercisable/
                        On Exercise (#)  Realized ($)       Unexercisable   Unexercisable (1)
                        ---------------  ------------      ---------------  -----------------
NAME
-----

James R. Murphy                -               -          253,000 / 400,000      -0- / -0-

Robert M. Stote, M.D.          -               -          239,166 / 333,333      -0- / -0-

Michael D. Price               -               -          165,833 / 266,667      -0- / -0-

-----------------------

(1) Represents the closing price of the Company's Common Stock on the American Stock Exchange on December 31, 1998 minus the respective exercise prices.


LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

         No long-term incentive plan awards were granted to the individuals listed in the Summary Compensation table during the year ended December 31, 1998.

COMMITTEES OF THE BOARD OF DIRECTORS; BOARD OF DIRECTORS MEETINGS

         The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee recommends to the Board of Directors the appointment of independent auditors to audit the Company's consolidated financial statements, reviews the Company's internal control procedures and advises the Company on tax and other matters connected with the growth of the Company. The Audit Committee also reviews with management the annual audit and other work performed by the independent auditors. The Company's Compensation Committee administers the Company's 1991 Stock Option Plan and reviews and recommends to the Board of Directors the nature and amount of compensation to be paid to the Company's executive officers. The Audit Committee and the Compensation Committee both currently consist of Messrs. Charles L. Bolling and Michael McGovern.

         During the Company's last fiscal year ended December 31, 1998, the Board of Directors held three meetings and the Compensation Committee held three meetings. The Audit Committee did not hold any formal meetings in fiscal year ended December 31, 1998 but has held one meeting to date in fiscal year ending December 31, 1999. In addition, various informal consultations of members of the Audit Committee and the Company's auditors were held during fiscal year ended December 31, 1998. Each Director attended at least 75% of the total number of meetings of the Board of Directors which were held during the period he served as a Director in the fiscal year ended December 31, 1998 and meetings of each Committee on which such Director served.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee during the fiscal year ended December 31, 1998 were Messrs. Randolph W. Arnegger, Charles L. Bolling, Robert
J. Gyurik and Michael McGovern, all of whom are or were at the time of service non-employee Directors. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with Executive Officers or Directors of the Company or another entity.

REMUNERATION OF NON-EMPLOYEE DIRECTORS

         The Company presently pays non-employee Director fees of $3,000 for each face to face meeting of the Board of Directors, $500 for each telephonic meeting, $500 for each committee meeting of the Board of Directors and reimburses expenses incurred in attending meetings. Total non-employee Director fee payments during the year ended December 31, 1998 were $25,500 and expenses incurred by non-employee Directors in attending meetings which were reimbursed by the Company totaled $1,325. Each non-employee director shall be automatically granted options to purchase 15,000 shares of Common Stock upon his or her election to the Board. Thereafter, each continuing non-employee director shall be entitled to receive, annually, options to purchase the number of shares of Common Stock equal to 1/10 of 1% of the number of outstanding shares of Common Stock. During the year ended December 31, 1998, options to purchase 31,856 shares of Common Stock were granted at $2.00 per share, representing the fair market value of the Common Stock on the date of the grants. These options expire on July 29, 2008.

EMPLOYMENT AGREEMENTS

         Mr. James R. Murphy, Chairman of the Board, President and Chief Executive Officer, entered into an employment agreement with the Company dated as of July 1, 1998 providing for an initial term which expires on December 31, 2001. Under the terms of this agreement, Mr. Murphy's current annual base salary is $290,000. The agreement with Mr. Murphy also provides for bonuses at the recommendation and discretion of the Compensation Committee of the Company's Board of Directors. Mr. Murphy is entitled to a bonus award of 50% of his annual base salary upon (i) the attainment by the Company of two consecutive quarters of net profit, (ii) the closing of a year with a net profit, (iii) the announcement of a merger of the Company into another company or a sale or transfer of all or substantially all of the pharmaceutical assets of the Company or (iv) a change in control of the Company. The agreement with Mr. Murphy also provides that, upon termination following a change in control of the Company, Mr. Murphy shall be entitled to receive (i) a severance payment equal to 2.99 times his annual salary plus bonuses, or that amount of salary and bonuses that would have been due to Mr. Murphy through the expiration of the term of the agreement, whichever is greater, (ii) a number of stock options equal to the number of stock options held by Mr. Murphy prior to the effective date of such change in control (the "Termination Options"), (iii) immediate vesting of all outstanding stock options (including the Termination Options), and (iv) health and other benefits through the end of the term of the agreement or for a period of five years, whichever is greater. Pursuant to the agreement, if terminated without cause, Mr. Murphy will be entitled to a severance payment equal to two years salary plus bonus and immediate vesting of all outstanding non-plan stock options.

         Dr. Robert M. Stote, Senior Vice President and Chief Science Officer, entered into an employment agreement with the Company dated as of August 31, 1998 providing for an initial term which expires on August 31, 2001. Under the terms of this agreement, Dr. Stote's annual base salary is $75,000 plus compensation at the rate of $130 per hour for hours worked in excess of twelve per week. The agreement with Dr. Stote also provides for bonuses at the recommendation and discretion of the Compensation Committee of the Company's Board of Directors. Dr. Stote is eligible for a bonus upon (i) the attainment by the Company of two consecutive quarters of pre-tax net profit or (ii) the announcement of a merger of the Company with another company. The agreement with Dr. Stote also provides that, upon termination following a change in control of the Company, Dr. Stote shall be entitled to receive (i) a severance payment equal to 2.99 times his average annual salary plus bonuses for the five year period preceding the year in which the change in control occurs, or that amount of salary that would have been due to Dr. Stote through the expiration of the term of this Agreement, whichever is greater, (ii) a number of stock options equal to the number of stock options held by Dr. Stote prior to the effective date of such change in control (the "Termination Options"), (iii) immediate vesting of all outstanding stock options (including the Termination Options), and (iv) health and other benefits through the end of the term of the agreement. Pursuant to the agreement, if terminated without cause, Dr. Stote will be entitled to a severance payment equal to 2.99 times the avarage of Dr. Stote's salary plus bonus for the five year period preceding the year in which the date of termination occurs and immediate vesting of all outstanding non-plan stock options.

         Mr. Michael D. Price, Vice President, Chief Financial Officer, Secretary and Treasurer, entered into an employment agreement with the Company dated as of July 1, 1998 and under the terms of its amendment provides for a term which expires on June 30, 2001. Under the terms of this agreement, Mr. Price's current annual base salary is $168,000. The agreement with Mr. Price also provides for bonuses at the recommendation and discretion of the Compensation Committee of the Company's Board of Directors. Mr. Price is eligible for a bonus upon (i) the attainment by the Company of two consecutive quarters of net profit, (ii) the closing of a year with a net profit, or (iii) the announcement of a merger of the Company into another Company or a sale or transfer of all of substantially all of the pharmaceutical assets of the Company. Mr. Price is entitled to a bonus of 50% of his annual salary upon a change in control of the Company. The agreement with Mr. Price also provides that, upon termination following a change in control of the Company, Mr. Price shall be entitled to receive (i) a severance payment equal to 2.9 times his annual salary plus bonuses, or that amount of salary and bonuses that would have been due to Mr. Price through the expiration of the term of the agreement, whichever is greater, (ii) a number of stock options equal to the number of stock options held by Mr. Price prior to the effective date of such change in control (the "Termination Options"), (iii) immediate vesting of all outstanding stock options (including the Termination Options), and (iv) health and other benefits through the end of the term of the agreement. Pursuant to the agreement, if terminated without cause, Mr. Price will be entitled to a severance payment equal to one year salary plus bonus and immediate vesting of all outstanding non-plan stock options.

         Mr. Robert J. Gyurik, Vice President of Pharmaceutical Development, entered into an employment agreement with the Company dated as of March 9, 1999 providing for an initial term which expires on December 31, 2000. Under the terms of this agreement, Mr. Gyurik's current annual base salary is $120,000. The agreement provides that Mr. Gyurik is entitled to a sign-on bonus of 40,000 shares of Common Stock. The agreement with Mr. Gyurik also provides for bonuses at the recommendation and discretion of the Compensation Committee of the Company's Board of Directors. Mr. Gyurik is eligible for a bonus upon the announcement of a merger of the Company into another Company or a sale or transfer of all of substantially all of the assets of the Company. Mr. Gyurik is entitled to a bonus of 50% of his annual salary upon a change in control of the Company. The agreement with Mr. Gyurik also provides that, upon termination following a change in control of the Company, Mr. Gyurik shall be entitled to receive (i) a severance payment equal to 2.9 times his annual salary plus bonuses, or that amount of salary and bonuses that would have been due to Mr. Gyurik through the expiration of the term of the agreement, whichever is greater, (ii) a number of stock options equal to the number of stock options held by Mr. Gyurik prior to the effective date of such change in control (the "Termination Options"),
(iii) immediate vesting of all outstanding stock options (including the Termination Options), and (iv) health and other benefits through the end of the term of the agreement. Pursuant to the agreement, if terminated without cause, Mr. Gyurik will be entitled to a severance payment equal to one year salary plus bonus and immediate vesting of all outstanding non-plan stock options.

1991 STOCK OPTION PLAN

         The Company's 1991 Stock Option Plan (the "1991 Plan") was unanimously adopted by the Board of Directors on September 30, 1991, approved by the stockholders at the December 1991 Annual Meeting of Stockholders and amended to increase the number of shares available under the plan to an aggregate of 500,000 by the stockholders at the February 1993, June 1994 and June 1997 Annual Meetings of Stockholders. The purpose of the 1991 Plan is to promote the interests of the Company in attracting and retaining employees (including officers) and experienced and knowledgeable non-employee directors for the Company and its subsidiaries, by enabling them to acquire or increase a proprietary interest in the Company, to benefit from appreciation in the value of the Company's Common Stock and, thus, participate in the long-term growth of the Company.

         During the fiscal year ended December 31, 1998, options to purchase 66,000 shares of Common Stock were granted to employees of the Company who are not executive officers. Such options were granted at $2.37 per share, representing the fair market value of the Common Stock on the date of grants. These options expire on June 15, 2008.

401(K) RETIREMENT PLAN

         The Company sponsors a 401(k) retirement plan (the "401(k) Plan") under which eligible employees may contribute, on a pre-tax basis, between 1% to 15% of their respective total annual income from the Company, subject to maximum aggregate annual contribution imposed by the Internal Revenue Code of 1986, as amended. All full-time employees who have worked for the Company for at least six months are eligible to participate in the 401(k) Plan. All employee contributions are allocated to the employee's individual account and are invested in various investment options as directed by the employee. Cash contributions are fully vested and nonforfeitable. The Company made matching contributions to the 401(k) Plan for the 1998 fiscal year in the amount of $25,943, and is continuing to match 50% of each eligible employee's contribution in 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth information as of April 28, 1999 as to
(i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, its only class of voting securities, and (ii) the shares of the Company's Common Stock beneficially owned by all executive officers and directors of the Company as a group.

                                                                  AMOUNT AND
                                                                  NATURE OF
                                                                  BENEFICIAL      PERCENT
          NAME AND ADDRESS OF BENEFICIAL OWNER                    OWNERSHIP (1)   OF CLASS
          ------------------------------------                    -------------   --------

          Michael McGovern, J.D., C.P.A.                       2,560,900(2)       26.21%
          5910 Long Island Drive
          Atlanta, GA 30328


          Renaissance U.S. Growth and Income Trust PLC           984,000(3)       11.28%
          8080 North Central Expressway
          Suite 210, LB59
          Dallas, TX  75206-1857


          Renaissance Capital Growth and Income Fund III, Inc.   800,000(4)        9.13%
          8080 North Central Expressway
          Suite 210, LB59
          Dallas, TX  75206-1857


          Light Associates, Inc.                                 550,594(5)       6.26%
          1031 Rosewood Way
          Alameda, CA 94501


          All executive officers and                           3,465,659(6)      32.63%
          directors as a group (6 persons)


(1) Except as otherwise indicated, all shares of Common Stock are beneficially owned, and sole investment and voting power is held, by the persons named.

(2) Based solely upon information contained in Amendment No. 5 to Schedule 13D dated April 13, 1999 and Form 4 for April 1999. Includes 1,313,500 shares of Common Stock which Mr. McGovern has the right to acquire pursuant to presently exercisable warrants and 15,000 shares of Common Stock which Mr. McGovern has the right to acquire pursuant to presently exercisable stock purchase options.

(3) Based solely upon information contained in Amendment No. 1 to Schedule 13G, dated April 20, 1999. Includes 284,000 shares of Common Stock which Renaissance U.S. Growth and Income Trust PLC has the right to acquire upon the conversion of the Company's 12% Convertible Senior Subordinated Debentures.

(4) Based solely upon information contained in Amendment No. 2 to Schedule 13G, dated April 20, 1999. Includes 320,000 shares of Common Stock which Renaissance Capital Growth and Income Fund III, Inc. has the right to acquire upon the conversion of the Company's 12% Convertible Senior Subordinated Debentures.

(5) Based solely upon information contained in Amendment No. 8 to Schedule 13D, dated December 26, 1997. Includes 350,000 shares which Light Associates, Inc. has the right to acquire pursuant to presently exercisable warrants.

(6) Includes 692,999 shares of Common Stock which certain of the current Executive Officers and Directors have a right to acquire pursuant to presently exercisable stock options, 1,328,000 shares of Common Stock which certain of the executive officers and directors have a right to acquire pursuant to presently exercisable warrants, 8,000 shares of Common Stock which certain of the executive officers and directors have a right to acquire upon the conversion of the Company's 12% Convertible Senior Subordinated Debentures (which warrants and debentures were purchased in the Company's 1996 public offering of such securities) and 150,000 shares of Common Stock which are issuable to certain of the executive officers and directors upon approval of listing of such shares with the American Stock Exchange.

                        SECURITY OWNERSHIP OF MANAGEMENT


         The following table sets forth information regarding beneficial ownership of the Company's Common Stock as of April 28, 1999 as to (i) each Director and nominee for Director of the Company, (ii) each Executive Officer of the Company named in the Summary Compensation Table set forth below, and (iii) all current executive officers and directors as a group.

                                        AMOUNT AND NATURE OF         PERCENT
NAME                                    BENEFICIAL OWNERSHIP (1)     OF CLASS
----                                    --------------------         --------

James R. Murphy                                  356,487(2)           4.06%
Chairman of the Board, President,
Chief Executive Officer and Director

Robert M. Stote, M.D.                            282,866(3)           3.25%
Senior Vice President, Chief
Science Officer and Director

Michael D. Price                                 187,636(4)           2.18%
Vice President, Chief
Financial Officer, Secretary,
Treasurer and Director

Charles L. Bolling                                24,800(5)           *
Director

Robert J. Gyurik                                  52,970(6)           *
Vice President of Pharmaceutical
Development and Director

Michael McGovern, J.D., C.P.A.                 2,560,900(7)          26.21%
Director

Russell Cleveland                              1,784,000(8)          19.72%
Nominee for Director

Miguel Fernandez                                   0                  *
Nominee for Director

William A. Packer                                  0                  *
Nominee for Director

All executive officers
and directors as a group (6 persons)           3,465,659(9)          32.63%
---------------------------------
*        Less than one percent

(1) Except as otherwise indicated, all shares are beneficially owned, and sole investment and voting power is held, by the persons named.

(2) Includes 1,000 shares of Common Stock owned by Mr. Murphy's son as to which Mr. Murphy disclaims beneficial ownership. Also, includes 253,000 shares of Common Stock which Mr. Murphy has the right to acquire pursuant to presently exercisable stock options, 1,500 shares of Common Stock which Mr. Murphy has the right to acquire pursuant to presently exercisable stock purchase Class B warrants (the "Class B Warrants"), 1,200 shares of Common Stock which Mr. Murphy has a right to acquire upon the conversion of 12% Convertible Senior Subordinated Debentures (the "Debentures") (which Class B Warrants and Debentures were purchased in the Company's 1996 public offering of such securities), and 80,000 shares of Common Stock which are issuable to Mr. Murphy upon approval of listing of such shares with the American Stock Exchange.

(3) Includes 239,166 shares of Common Stock which Dr. Stote has the right to acquire pursuant to presently exercisable stock options, 10,000 shares of Common Stock which Dr. Stote has the right to acquire pursuant to presently exercisable stock purchase Class A warrants (the "Class A Warrants"), 4,000 shares of Common Stock which Dr. Stote has a right to acquire upon conversion of the Debentures (which Class A Warrants and Debentures were purchased in the Company's 1996 public offering of such securities), and 15,000 shares of Common Stock which are issuable to Dr. Stote upon approval of listing of such shares with the American Stock Exchange.

(4) Includes 101 shares of Common Stock owned by Mr. Price's son as to which Mr. Price disclaims beneficial ownership. Also includes 165,833 shares of Common Stock which Mr. Price has the right to acquire pursuant to presently exercisable stock options, 1,000 shares of Common Stock which Mr. Price has the right to acquire pursuant to exercise of the Class B Warrants, 400 shares of Common Stock which Mr. Price has a right to acquire upon conversion of the Debentures (which Class B Warrants and Debentures were purchased in the Company's 1996 public offering of such securities), and 15,000 shares of Common Stock which are issuable to Mr. Price upon approval of listing of such shares with the American Stock Exchange.

(5) Includes 18,000 shares of Common Stock which Mr. Bolling has the right to acquire pursuant to presently exercisable stock options.

(6) Includes 2,250 shares of Common Stock and 800 shares of Common Stock which are issuable upon conversion of the Debentures owned by Mr. Gyurik's IRA as to which Mr. Gyurik disclaims beneficial ownership. Also includes 2,000 shares of Common Stock which Mr. Gyurik has the right to acquire pursuant to presently exercisable stock options, 2,000 shares of Common Stock which Mr. Gyurik has the right to acquire pursuant to exercise of the Class A Warrants, 1,600 shares of Common Stock which Mr. Gyurik has the right to acquire upon conversion of the Debentures, and 40,000 shares of Common Stock which are issuable to Mr. Gyurik upon approval of listing of such shares with the American Stock Exchange.

(7) Includes 1,313,500 shares of Common Stock which Mr. McGovern has the right to acquire pursuant to exercise of the Class B Warrants and 15,000 shares of Common Stock which Mr. McGovern has the right to acquire pursuant to presently exercisable stock options.

(8) Includes 700,000 shares of Common Stock and 284,000 shares of Common Stock issuable upon conversion of the Debentures held by or issuable to Renaissance U.S. Growth and Income Trust PLC, of which Mr. Cleveland serves as President and Director, and 480,000 shares of Common Stock and 320,000 shares of Common Stock issuable upon conversion of the Debentures held by or issuable to Renaissance Capital Growth and Income Fund III, Inc., of which Mr. Cleveland serves as President and CEO, as to all of which shares Mr. Cleveland disclaims beneficial ownership.

(9) Includes 692,999 shares of Common Stock which certain of the executive officers and directors have a right to acquire pursuant to presently exercisable stock options, 13,000 shares of Common Stock which certain of the executive officers and directors have a right to acquire pursuant to exercise of the Class A Warrants, 1,315,000 shares of Common Stock which certain of the executive officers and directors have a right to acquire pursuant to exercise of the Class B Warrants, 8,000 shares of Common Stock which certain of the executive officers and directors have a right to acquire upon the conversion of the Debentures, and 150,000 shares of Common Stock which are issuable to certain executive officers upon approval of listing of such shares with the American Stock Exchange.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BENTLEY PHARMACEUTICALS, INC.



                                           By: /s/ Michael D. Price
                                               ---------------------------------
                                                   Michael D. Price
                                                   Vice President and Chief
                                                   Financial Officer


Dated: April 30, 1999