Form 10-Q
period 1999-03-31
BENTLEY PHARMACEUTICALS INC
filed 1999-05-17
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _______________  to  ____________________

Commission File Number  1-10581

                            BENTLEY PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           FLORIDA                                    No. 59-1513162
-------------------------------                      ---------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

                4890 W. Kennedy Blvd., Suite 400, Tampa, FL 33609
                --------------------------------------------------
                (Current Address of Principal Executive Offices)

Registrant's telephone number, including area code:     (813) 281-0961
                                                    ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X         NO
     ---           ---

The number of shares of the Registrant's common stock outstanding as of May 12, 1999 was 8,443,192.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
                                      INDEX



Part I. FINANCIAL INFORMATION                                               PAGE
        ---------------------                                               ----

     Item 1.  Consolidated Financial Statements:

              Consolidated Balance Sheets as of March 31, 1999 (unaudited)
              and December 31, 1998                                            3

              Consolidated Statements of Operations and of Comprehensive Loss
              (unaudited) for the three months ended March 31, 1999 and 1998   4

              Consolidated Statement of Changes in Common Stockholders'
              Equity (unaudited) for the three months ended March 31, 1999     5

              Consolidated Statements of Cash Flows (unaudited) for the
              three months ended March 31, 1999 and 1998                       6

              Notes to Consolidated Financial Statements (unaudited)           8


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             11


Part II.  OTHER INFORMATION                                                   18
          -----------------

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                          (unaudited)
                                                                          March 31,          December 31,
                                                                              1999              1998
                                                                              ----              ----
ASSETS
------
Current assets:
 Cash and cash equivalents                                                   $5,419            $6,703
 Receivables                                                                  3,448             3,730
 Inventories                                                                  1,087             1,208
 Prepaid expenses and other                                                     657               820
                                                                            -------           -------
  Total current assets                                                       10,611            12,461
                                                                            -------           -------
Fixed assets, net                                                             3,561             3,551
Drug licenses and related costs, net                                          4,732             2,433
Other non-current assets, net                                                 1,714             1,873
                                                                            -------           -------
                                                                            $20,618           $20,318
                                                                            =======           =======



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable                                                           $2,309             $2,835
  Accrued expenses                                                            1,640              1,563
  Short term borrowings                                                       1,678              1,223
  Current portion of long term debt                                               5                  5
                                                                            -------            -------
    Total current liabilities                                                 5,632              5,626
                                                                            -------            -------
Long term debt, net                                                           5,434              5,410
                                                                            -------            -------
Other non-current liabilities                                                 1,287                290
                                                                            -------            -------

Commitments and contingencies

Common Stockholders' Equity:
 Common stock, $.02 par value, authorized 35,000 shares,
   issued and outstanding, 8,443 shares                                         168                168
 Stock purchase warrants (to purchase 6,348 and  5,928
   shares of common stock)                                                      875                556
 Additional paid-in capital                                                  83,728             83,728
 Accumulated deficit                                                        (74,405)           (73,858)
 Cumulative foreign currency translation adjustment                          (2,101)            (1,602)
                                                                            -------            -------
                                                                              8,265              8,992
                                                                            -------            -------
                                                                            $20,618            $20,318
                                                                            =======            =======


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
                                        3

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE DATA)                     For the Three
                                                          Months Ended
                                                             March 31,
                                                      1999             1998
                                                      ----             ----


Sales                                               $4,358              $3,500

Cost of sales                                        2,015               1,510
                                                    ------              ------

Gross margin                                         2,343               1,990
                                                    ------              ------

Operating expenses:

 Selling, general and administrative                 2,442               1,924

 Research and development                               45                  33

 Depreciation and amortization                          95                  60
                                                    ------              ------

  Total operating expenses                           2,582               2,017
                                                    ------              ------

Loss from operations                                  (239)                (27)

Other (income) expenses:

 Interest expense                                      278                 270

 Interest income                                       (68)               (148)

 Other (income) expense, net                            (2)                  -
                                                    ------              ------

Loss before income taxes                              (447)               (149)
Provision for income taxes                             100                 234
                                                    ------              ------


Net loss

Other comprehensive loss:                             (547)               (383)
Foreign currency translation losses                    499                 116
                                                    ------              ------

Comprehensive loss                                 ($1,046)              ($499)
                                                    ======              ======


Basic net loss per common share                     ($0.06)             ($0.05)
                                                    ======              ======

Weighted average common shares outstanding           8,443               8,427
                                                    ======              ======


          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           $.02 Par Value
                                            Common Stock         Additional                  Other
                                           --------------        Paid-In      Accumulated    Equity
                                       Shares        Amount      Capital        Deficit    Transactions        Total
                                       ------        ------      -------      -----------  ------------        -----


                    >
Balance at December 31, 1998            8,443          $168       $83,728      ($73,858)      ($1,046)         $8,992

Issuance of stock options/warrants          -             -             -             -           319             319


Foreign currency translation
adjustment                                  -             -             -             -          (499)           (499)

Net loss                                    -             -             -          (547)            -            (547)
                                        -----         -----       -------      --------       --------       --------
Balance at March 31, 1999               8,443          $168       $83,728      ($74,405)      ($1,226)         $8,265
                                        =====         =====       =======      ========       ========       ========



      The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements



                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                           For the Three
                                                                            Months Ended
                                                                              March 31,
                                                                  -------------------------------
(IN THOUSANDS)                                                    1999                       1998
                                                                  ----                       ----

Cash flows from operating activities:
Net loss                                                           ($547)                   ($383)
 Adjustments to reconcile net loss
 to net cash (used in) provided by operating activities:
 Depreciation and amortization                                        95                       60
 Other non-cash items                                                297                      (25)
 (Increase) decrease in assets and
   increase (decrease) in liabilities:
   Receivables                                                         4                      157
   Inventories                                                        26                       70
   Prepaid expenses and other current assets                          48                     (166)
   Other assets                                                      111                      (69)
   Accounts payable and accrued expenses                            (345)                     447
   Other liabilities                                                   5                       (1)
                                                                  -------                  -------
    Net cash (used in) provided by operating activities             (306)                      90
                                                                  -------                  -------

Cash flows from investing activities:
 Acquisition of drug delivery technology/drug licenses            (1,242)                       -
 (Additions to) dispositions of fixed assets                        (336)                      14
                                                                  -------                  -------
    Net cash (used in) provided by investing activities           (1,578)                      14
                                                                  -------                  -------





           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                   (unaudited)
(IN THOUSANDS)


                                                                                      For the Three
                                                                                      Months Ended
                                                                                         March 31,
                                                                                      --------------

                                                                                  1999             1998
                                                                                  ----             ----

Cash flows from financing activities:
 Net increase (decrease) in short term borrowings                                    $601         ($636)
 Proceeds from exercise of stock options/warrants, net                                  -             8
                                                                                  -------       -------
    Net cash provided by (used in) financing activities                               601          (628)
                                                                                  -------       -------

Effect of exchange rate changes on cash                                                (1)           (1)
                                                                                  -------       -------
Net decrease in cash and cash equivalents                                          (1,284)         (525)
Cash and cash equivalents at beginning of period                                    6,703        11,117
                                                                                  -------       -------
Cash and cash equivalents at end of period                                         $5,419       $10,592
                                                                                  =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The Registrant paid cash during the period for (IN THOUSANDS):

 Interest                                                                            $233          $232
                                                                                  =======       =======
 Taxes                                                                                  -             -
                                                                                  =======       =======

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
The Registrant has issued or is obligated to issue Common Stock in exchange for services and purchase of drug delivery technology as follows (IN THOUSANDS):

 Number of shares                                                                     735             -
                                                                                  ========      =======
 Amount                                                                             $1,000            -
                                                                                  ========      =======

The Registrant issued Warrants to purchase 450,000 shares of Common Stock as partial consideration for the purchase of drug delivery technology, during the three months ended March 31, 1999.

The Registrant issued Warrants to purchase 425,000 shares of Common Stock in exchange for services, during the three months ended March 31, 1998.


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

HISTORY AND OPERATIONS:

Bentley Pharmaceuticals, Inc. and its Subsidiaries (the "Registrant") is an international pharmaceutical and health care company engaged primarily in the manufacturing, marketing and distribution of pharmaceutical products in Spain. The Registrant develops and registers late stage products, and manufactures, packages and distributes both its own and other companies' pharmaceutical products.

The strategic focus of the Registrant has shifted in response to the evolution of the global health care environment. The Registrant has moved from a research and development-oriented pharmaceutical company, which required developing products from the chemistry laboratory through marketing, to a company seeking to acquire late-stage development compounds that can be marketed within one year or currently marketed products. As a result of this transition, the Registrant has decreased its research and development expenses dramatically over the past few years as well as implemented cost-cutting measures throughout the Registrant's operations. However, with the February 1999 acquisition of permeation enhancement technology, limited development expenditures will be required prior to entering into formal collaboration with other companies.

In February 1999, the Registrant acquired rights to certain U.S. and international patents and related technology (the "Assets") covering methods to enhance the absorption of drugs delivered to biological tissues. The acquisition price included a cash payment of approximately $1.1 million, an obligation to issue 225,800 shares of Common Stock and ten-year warrants to purchase 450,000 shares of common stock. In addition, the Registrant is obligated to issue 359,282 shares of Common Stock to Conrex Pharmaceutical Corporation. The total value of all consideration paid for the Assets was approximately $2.4 million. Furthermore, terms of this transaction provide for certain royalty payments upon commercialization of products using the technologies purchased.

BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial statements of the Registrant, at March 31, 1999 and 1998 included herein, have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries: Laboratorios Belmac S.A.; Bentley Healthcare Corporation and its wholly-owned subsidiary, Belmac Hygiene, Inc.; Belmac Health Corporation; Belmac Holdings, Inc. and its wholly-owned subsidiary, Belmac A.I., Inc.; B.O.G. International Finance, Inc.; Bentley Pharma, Inc.; Pharma de Espana, Inc.; and Belmac Jamaica, Ltd. Belmac Hygiene, Inc. entered into a 50/50 partnership with Maximed Corporation of New York in March 1994. Belmac Hygiene's participation in the partnership is accounted for using the equity method. All significant intercompany balances have been eliminated in consolidation. The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. All significant intercompany balances have been eliminated in consolidation. The financial position and results of operations of the Registrant's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against Common Stockholders' Equity. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

In the opinion of management, the accompanying unaudited consolidated financial statements for the period ended March 31, 1999 and 1998 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1998 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Registrant's financial position as of March 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 should not be considered indicative of the results to be expected for the year.

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

INVENTORIES:

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):

                                     March 31, 1999    December 31, 1998
                                     --------------    -----------------

Raw Materials                               $499                $505
Finished goods                               588                 703
                                          ------              ------
                                          $1,087              $1,208
                                          ======              ======

DRUG LICENSES AND RELATED COSTS:

Drug licenses and related costs incurred in connection with acquiring licenses, patents, and other proprietary rights related to the Registrant's commercially developed products are capitalized. Capitalized drug licenses and related costs are being amortized on a straight-line basis over fifteen years from the dates of acquisition. Costs of acquiring pharmaceuticals requiring further development are expensed as purchased research and development. Carrying values of such assets are reviewed annually by the Registrant and are adjusted for any diminution in value.

As discussed above, the Registrant acquired rights to certain U.S. and international patents and related technology in February 1999. The purchase price, which included cash, shares of Common Stock and warrants to purchase Common Stock, of approximately $2.4 million has been capitalized as drug licenses and related costs, net on the Consolidated Balance Sheets.

PROVISION FOR INCOME TAXES:

The Registrant has utilized all of its Spanish tax net operating loss carryforwards. As a result, the Registrant recorded a provision for income taxes totaling $100,000 for the three months ended March 31, 1999 as a result of its taxable income in Spain. This amount differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of certain nondeductible expenses in Spain.

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

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 versus Three Months Ended March 31, 1998

The Registrant reported revenues of $4,358,000 and a net loss of $547,000 or $.06 per common share for the three months ended March 31, 1999 compared to revenues of $3,500,000 and a net loss of $383,000 or $.05 per common share for the same period in the prior year.

The 25% increase in revenues is primarily attributable to the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., which reported an increase in revenues of 22% in local currency; however, fluctuations in foreign currency exchange rates increased revenues to $4,358,000 in U.S. dollars for the quarter ended March 31, 1999.

Gross margins for the quarter ended March 31, 1999 decreased to 54% compared to 57% in the comparable period of the prior year, primarily as a result of a change in the mix of products sold during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. The Registrant is currently experiencing a change in product mix and consequently expects margins to improve in the second and subsequent quarters of 1999.

Selling, general and administrative expenses increased $518,000, to $2,442,000 (56% of revenues) for the three months ended March 31, 1999 compared to $1,924,000 (55% of revenues) for the same period in the prior year. A significant portion of these expenses are marketing and selling costs, which are necessary for the Registrant's plans to increase sales and market share in Spain. In addition, certain non-recurring compensation charges were recorded during the quarter ended March 31, 1999, which represent bonuses in the form of Common Stock, in lieu of cash, issuable to executive officers of the Registrant. To the extent practical, however, the Registrant intends to continue its efforts to control general and administrative expenses in its effort to reach and maintain profitability.

Research and development expenses totaled $45,000 for the quarter ended March 31, 1999 compared to $33,000 for the same period of the prior year. The minimal expenditures in research and development reflect the Registrant's recent de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures; however, future expenditures will be greater than in recent periods due to planned limited development expenditures related to recently acquired permeation enhancement technology.

Depreciation and amortization expenses totaled $95,000 for the three months ended March 31, 1999, compared to $60,000 for the same period of the prior year. The increase was primarily due to higher depreciation charges with respect to renovations and improvements at the Registrant's manufacturing facility and higher amortization charges with respect to recently acquired drug licenses.

Interest expense totaled $278,000 for the three months ended March 31, 1999 compared to $270,000 for the same period of the prior year. Interest income totaled $68,000 for the three months ended March 31, 1999, compared to $148,000 for the same period of the prior year. The decrease was due to interest earned on lower short-term interest bearing investment balances during the first quarter of 1999. The Registrant recorded a provision for income taxes totaling $100,000 for the three months ended March 31, 1999 as a result of taxable income earned in Spain.

The Registrant reported a loss from operations of $239,000 for the quarter ended March 31, 1999 compared to a loss from operations of $27,000 in the same period of the prior year. The effect of combining non-operating items, primarily interest expense of $278,000, interest income of $68,000 and an income tax provision of $100,000 resulted in a net loss of $547,000, or $.06 per common share for the quarter ended March 31, 1999, compared to the net loss in the comparable period of the prior year, of $383,000, or $.05 per common share.

 LIQUIDITY AND CAPITAL RESOURCES

Total assets increased from $20,318,000 at December 31, 1998 to $20,618,000 at March 31, 1999, while Common Stockholders' Equity decreased from $8,992,000 at December 31, 1998 to $8,265,000 at March 31, 1999. The decrease in Common Stockholders' Equity reflects primarily the loss incurred by the Registrant for the three months ended March 31, 1999 and the negative impact of the Spanish peseta exchange rate on the foreign currency translation adjustment, offset by the Registrant's issuance of stock purchase warrants as a result of the February 1999 acquisition of permeation enhancement technology.

The Registrant's working capital decreased from $6,835,000 at December 31, 1998 to $4,979,000 at March 31, 1999, primarily as a result of the loss from operations incurred by the Registrant during the period and use of cash for acquisition of permeation enhancement technology and for manufacturing facility renovations.

Cash and cash equivalents decreased from $6,703,000 at December 31, 1998 to $5,419,000 at March 31, 1999, primarily as a result of using cash for operating activities, purchase of permeation enhancement technology and renovation of the manufacturing facility in Spain. Included in cash and cash equivalents at March 31, 1999 are approximately $4,706,000 of short-term investments considered to be cash equivalents.

Accounts receivable decreased from $3,730,000 at December 31, 1998 to $3,448,000 at March 31, 1999 primarily as a result of fluctuation in foreign currency exchange rates. The Registrant has not experienced any material delinquent accounts. Inventories decreased to $1,087,000 at March 31, 1999 compared to $1,208,000 at December 31, 1998 primarily as a result of fluctuation in foreign currency exchange rates. Prepaid expenses and other current assets decreased from $820,000 at December 31, 1998 to $657,000 at March 31, 1999, primarily as the result of recurring amortization charges and other recurring business activities during the quarter ended March 31, 1999.

The combined total of accounts payable and accrued expenses decreased from $4,398,000 at December 31, 1998 to $3,949,000 at March 31, 1999, primarily as a result of payment of obligations and fluctuation in foreign currency exchange rates. Short-term borrowings increased from $1,223,000 at December 31, 1998 to $1,678,000 at March 31, 1999, as a result of higher outstanding balances on lines of credit used for operating purposes in Spain, offset by the effect of fluctuation in foreign currency exchange rates.

Fixed assets, net increased from $3,551,000 at December 31, 1998 to $3,561,000 at March 31, 1999, due primarily to renovations at the Spanish manufacturing facility, offset by recurring depreciation charges and the effect of fluctuations in foreign currency exchange rates.

Drug licenses and related costs, net increased from $2,433,000 at December 31, 1998 to $4,732,000 at March 31, 1999, primarily due to the February 1999 acquisition of permeation enhancement technology, which was purchased for a combination of cash, shares of the Registrant's Common Stock and issuance of stock purchase warrants, offset by the effect of fluctuations in foreign currency exchange rates and recurring amortization charges.

Other non-current assets decreased from $1,873,000 at December 31, 1998 to $1,714,000 at March 31, 1999, primarily due to the effect of fluctuations in foreign currency exchange rates and recurring amortization charges.

Long term debt increased from $5,410,000 at December 31, 1998 to $5,434,000 at March 31, 1999, due primarily to accretion recorded on the Debentures issued in the Registrant's February 1996 public offering. Other non-current liabilities increased from $290,000 at December 31, 1998 to $1,287,000 at March 31, 1999,
primarily as a result of recording an obligation to issue approximately 585,000 shares of Common Stock and 450,000 stock purchase warrants as the result of the February 1999 acquisition of permeation enhancement technology and an obligation to issue 150,000 shares of Common Stock to executive officers of the Registrant, which shares represent bonuses in lieu of cash.

Investing activities, primarily the acquisition of drug delivery technology and capital improvements to the manufacturing facility in Spain, used net cash of $1,578,000 during the three months ended March 31, 1999. Financing activities, primarily short term borrowings, for the three months ended March 31, 1999, provided net cash of $601,000 and operating activities for the three months ended March 31, 1999 used net cash of $306,000.

Given the Registrant's current liquidity and cash balances and considering its future strategic plans, the Registrant should have sufficient liquidity to fund operations into the year 2000, which should be a sufficient time frame for the Registrant to advance its strategic objectives and generate revenues and cash flow to support the Registrant's cash requirements. The Registrant, however, continues to explore alternative sources for financing its business activities. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development and the sale of certain of the assets of, or its subsidiaries.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue has arisen because many existing computer programs use only the last two digits of any particular year, rather than all four digits, to identify that year. These computer programs cannot properly distinguish between the years 1900 and 2000 or 1901 and 2001, for example. If not corrected, many computer applications could fail or create erroneous results. The Year 2000 Issue can affect information technology ("IT") as well as non-IT systems. In fact, many non-IT systems typically include imbedded technology such as microcontrollers. These types of systems are more difficult to assess and repair than IT systems. It may even be necessary to replace non-IT systems if they cannot be modified. The extent of the potential impact of the Year 2000 Issue is not yet known, and if not timely corrected, could affect the global economy.

The Registrant has recognized the need to ensure that its business operations will not be adversely impacted by the Year 2000 Issue and is aware of the time sensitive nature of the problem. As a result, the Registrant has completed an assessment of how it may be impacted by the Year 2000 Issue. The Registrant engaged information system consultants to evaluate its systems and technology. The Registrant's assessment process included a review of its IT as well as non-IT systems. The Registrant has also considered the potential impact on its operations and business model in the event that third parties with whom it has material relationships fail to resolve their own Year 2000 issues.

The Registrant has completed its assessment phase of the Year 2000 issue. As a result, it was determined that certain IT systems (hardware and software) needed upgrading or replacing. The Registrant has completed the remediation project of upgrading and/or replacing its IT systems where appropriate. In addition, the Registrant is in the process of installing a new IT system at its operating subsidiary in Spain, at a total approximate cost of $80,000, approximately one-half of which has been incurred and capitalized to date. This project was not accelerated nor precipitated by the Year 2000 issue; however, it is anticipated that all aspects of the new system are Year 2000 compliant. Such expenditures have been budgeted and are being funded from operations. It is anticipated that the new system will be completely installed and tested before the end of the third quarter of 1999. Management of the Registrant has also conducted a review of its non-IT systems and has concluded that it is not materially exposed to non-IT system risks.

The Registrant has polled its significant suppliers, service providers and other third parties with whom it has material relationships to determine the extent to which it is vulnerable to a failure of any such third party to adequately address its own Year 2000 Issue. The Registrant has received responses from 60% of such parties, and is following up on those who have not responded. No additional risks have been identified as a result of the responses received to date.

External consultants have tested the Registrant's systems, other than the new IT system in Spain, and have determined that its existing upgraded/replaced IT systems are now Year 2000 compliant. Upon completion of the installation of the new IT system in Spain, it too will be tested for Year 2000 compliance.

In the view of management of the Registrant, not only is it possible that management may not have access to vital information, which is used to make management decisions, but the manufacturing process could even be interrupted, due to unavailability of raw materials or inoperable equipment and/or systems if the Registrant's assessment and remediation program is not successful.

The Registrant's total Year 2000 project cost and estimates to complete the project include the estimated costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Registrant's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Registrant's systems, would not have a material adverse effect on the Registrant. The Registrant has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold or anticipates selling in the future.

The Registrant plans to complete its Year 2000 project by September 30, 1999 at a total cost of $85,000 excluding the new IT system in Spain. The total remaining cost of the Year 2000 project is estimated at $20,000, excluding the new IT system installation in Spain, discussed above. Of the total project cost, approximately $35,000 is attributable to the purchase of new hardware and software, of which $25,000 has been capitalized. The remaining $10,000, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Registrant has incurred and expensed approximately $40,000 related to the assessment of, remediation and testing for compliance with its year 2000 project.

The costs of the Year 2000 project and the date on which the Registrant plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Because of the importance of addressing the Year 2000 Issue, the Registrant is developing contingency plans to address any issues that may not be corrected by implementation of the Registrant's Year 2000 project in a timely manner. Such contingency plans may include considerations such as stock piling of raw materials, production of greater than normal quantities of finished goods, and implementation of manual back-up systems where appropriate.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

A substantial amount of the Registrant's business is conducted in Europe and is therefore influenced by the extent to which there are fluctuations in the dollar's value against other currencies, specifically the euro and the peseta. On January 1, 1999, the euro became the official currency of 11 European Union
(EU) member states with a fixed conversion rate against their national currencies. The value of the euro against the dollar and all other currencies, including those of the four EU member states that are not participating in the eurozone, will fluctuate according to market conditions. Although euro notes and coins will not appear until January 1, 2002, the new currency can be used by consumers, retailers, companies and public administrations from January 1, 1999, in the form of "written money," i.e. by means of checks, traveler's checks, bank transfers, credit card transactions, etc. The permanent value of one euro is fixed at 166.39 pesetas. The exchange rate at March 31, 1999 and December 31, 1998 was 154.42 and 141.97 pesetas per U.S. dollar, respectively. The weighted average exchange rate for the three months ended March 31, 1999 and 1998 was
148.30 and 154.27 pesetas per U.S. dollar, respectively. The effect of foreign currency fluctuations on long lived assets for the three months ended March 31, 1999 was a decrease of $499,000 and the cumulative historical effect was a decrease of $2,101,000, as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. Although exchange rates fluctuated significantly in recent years, the Registrant does not believe that the effect of foreign currency fluctuation is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation. Nonetheless, the Registrant does not plan to modify its business practices. The Registrant has relied primarily upon financing activities to fund the operations of the Registrant in the United States. In the event that the Registrant is required to fund United States operations or cash needs with funds generated in Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the

Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

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

PART II.          OTHER INFORMATION
                  -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)Exhibits:

                   27.1 Financial Data Schedule

          (b)Reports on Form 8-K filed during the quarter ended March 31, 1999:

                   Report on Form 8-K, dated February 26, 1999 regarding agreement between the Registrant and Yungtai Hsu, whereby the Registrant acquired rights to certain U.S. and international patents and related technology. (Items 2 and 7).

          The Registrant has not filed any reports on Form 8-K subsequent to March 31, 1999.

All other items required in Part II have been previously filed or are not applicable for the quarter ended March 31, 1999.

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





                                BENTLEY PHARMACEUTICALS, INC.
                                ------------------------------------
                                Registrant





May 12, 1999               By:  /s/ James R. Murphy
                                ------------------------------------------------
                                James R. Murphy
                                Chairman, President and Chief Executive Officer
                                (principal executive officer)




May 12, 1999               By:  /s/ Michael D. Price
                                ------------------------------------------------
                                Michael D. Price
                                Vice President, Chief Financial Officer,
                                Treasurer and Secretary (principal financial
                                and accounting officer)