Form 10-Q
period 1999-06-30
BENTLEY PHARMACEUTICALS INC
filed 1999-08-11
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                       OR

---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                 ---------------------     --------------------

Commission File Number  1-10581
                        -------

                         BENTLEY PHARMACEUTICALS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                    No. 59-1513162
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

              65 Lafayette Road, 3rd Floor, North Hampton, NH 03862
              -----------------------------------------------------
                (Current Address of Principal Executive Offices)

                4890 W. Kennedy Blvd., Suite 400, Tampa, FL 33609
                -------------------------------------------------
                 (Former Address of Principal Executive Offices)

Registrant's telephone number, including area code:      (603) 964-8006
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

YES   X               NO
     ---             ----

The number of shares of the Registrant's common stock outstanding as of August 4, 1999 was 9,248,973.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 ----------------------------------------------
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
                  ---------------------------------------------
                                      INDEX
                                      -----



Part I.  FINANCIAL INFORMATION                                                   PAGE
         ---------------------                                                   ----


         Item 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets as of June 30, 1999 (unaudited)
                  and December 31, 1998                                            3

                  Consolidated Statements of Operations and of Comprehensive
                  Loss (unaudited) for the three months ended June 30, 1999
                  and 1998, and the six months ended June 30, 1999 and 1998        4

                  Consolidated Statement of Changes in Common Stockholders'
                  Equity (unaudited) for the six months ended June 30, 1999        5

                  Consolidated Statements of Cash Flows (unaudited) for the
                  six months ended June 30, 1999 and 1998                          6

                  Notes to Consolidated Financial Statements (unaudited)           8


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             11


         Item 3.  Quantitative and Qualitative Disclosures About Market Risk      18


Part II. OTHER INFORMATION
         -----------------


         Item 4.  Submission of Matters to a Vote of Security Holders             20


         Item 5.  Other Information                                               21


         Item 6.  Exhibits and Reports on Form 8-K                                21







                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                (unaudited)
                                                  June 30,      December 31,
                                                   1999             1998
ASSETS

Current assets:
  Cash and cash equivalents                       $4,019          $6,703
  Receivables                                      3,945           3,730
  Inventories                                      1,472           1,208
  Prepaid expenses and other                         739             820
                                                  ------          ------
    Total current assets                          10,175          12,461
                                                  ------          ------
Fixed assets, net                                  3,547           3,551
Drug licenses and related costs, net               4,705           2,433
Other non-current assets, net                      1,671           1,873
                                                 -------         -------
                                                 $20,098         $20,318
                                                 =======         =======



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                $2,861          $2,835
  Accrued expenses                                 1,620           1,563
  Short term borrowings                            1,289           1,223
  Current portion of long term debt                    5               5
                                                   -----           -----
    Total current liabilities                      5,775           5,626
                                                   -----           -----
Long term debt, net                                5,462           5,410
                                                   -----           -----
Other non-current liabilities                      1,285             290
                                                   -----           -----

Commitments and contingencies

Common Stockholders' Equity:
 Common stock, $.02 par value,
  authorized 35,000 shares,
  issued and outstanding, 8,448 and
  8,443 shares                                      169              168
 Stock purchase warrants
  (to purchase 6,343 and 5,928
   shares of common stock)                          875              556
 Additional paid-in capital                      83,742           83,728
 Accumulated deficit                            (74,857)         (73,858)
 Accumulated other comprehensive loss            (2,353)          (1,602)
                                                -------          -------
                                                  7,576            8,992
                                                -------          -------
                                                $20,098          $20,318
                                                =======          =======



           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
                                        3

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE DATA)                For the Three                          For the Six
                                                      Months Ended                          Months Ended
                                                         June 30,                              June 30,
                                                   --------------------                 ---------------------
                                                   1999              1998             1999              1998
                                                   ----              ----             ----              ----


Sales                                            $4,750            $3,358            $9,108           $6,858

Cost of sales                                     1,993             1,385             4,008            2,895
                                                  -----             -----             -----            -----

 Gross margin                                     2,757             1,973             5,100            3,963
                                                  -----             -----             -----            -----

Operating expenses:

 Selling, general and administrative              2,469             2,171             4,911            4,095

 Research and development                           256                32               301               65

 Depreciation and amortization                       90                66               185              126

 Nonrecurring charge                                  -             1,176                 -            1,176
                                                  -----             -----             -----            -----

  Total operating expenses                        2,815             3,445             5,397            5,462
                                                  -----             -----             -----            -----

Loss from operations                                (58)           (1,472)             (297)          (1,499)

Other (income) expenses:

 Interest expense                                   291               265               569              535

 Interest income                                    (54)             (134)             (122)            (282)

 Other (income) expense, net                          2                 -                 -               -
                                                  -----             -----             -----            -----

Loss before income taxes                           (297)           (1,603)             (744)          (1,752)

Provision for income taxes                          155               218               255              452
                                                  -----             -----             -----            -----

Net loss                                           (452)           (1,821)             (999)          (2,204)

Other comprehensive (income) loss:

  Foreign currency translation (gains) losses       252               (92)              751               24
                                                  -----             -----             -----            -----

Comprehensive loss                                ($704)          ($1,729)          ($1,750)         ($2,228)
                                                 ======            ======            ======           ======
Basic net loss per common share                  ($0.05)           ($0.22)           ($0.12)          ($0.27)
                                                 ======            ======            ======           ======
Weighted average common shares outstanding        8,444             8,428             8,444            8,428
                                                 ======            ======            ======           ======


                The accompanying Notes to Consolidated Financial
                    Statements are an integral part of these
                              financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               $.02 Par Value           Additional   Accumu-    Accumulated     Other
                                                Common Stock             Paid-In     lated      Other Compre-   Equity
                                                -----------              Capital     Deficit    hensive Loss    Transactions  Total
                                                                        ----------   -------    -------------   ------------  -----
                                           Shares        Amount
                                           ------        ------

Balance at December 31, 1998               8,443            $168      $83,728     ($73,858)     ($1,602)         $556       $8,992

Issuance of stock options/warrants             -               -            -            -            -           319          319

Exercise of Class A Redeemable Warrants        5               1           14            -            -            -            15

Foreign currency translation adjustment        -               -            -            -         (751)           -          (751)

Net loss                                       -               -            -         (999)           -            -          (999)
                                           -----            ----      -------     --------      -------         -----       ------
Balance at June 30, 1999                   8,448            $169      $83,742     ($74,857)     ($2,353)         $875       $7,576
                                           =====            ====      =======     ========      =======         =====       ======




                The accompanying Notes to Consolidated Financial
                    Statements are an integral part of these
                              financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                             For the Six
                                                                                             Months Ended
                                                                                               June 30,
(IN THOUSANDS)                                                                            1999         1998
                                                                                          ----         ----

Cash flows from operating activities:
 Net loss                                                                                ($999)      ($2,204)
 Adjustments to reconcile net loss
    to net cash used in operating activities:
    Depreciation and amortization                                                          185           126
    Nonrecurring charges                                                                     -           158
    Other non-cash items                                                                   451           211
      (Increase) decrease in assets and increase (decrease) in liabilities:
        Receivables                                                                       (702)          199
        Inventories                                                                       (460)          (48)
        Prepaid expenses and other current assets                                         (213)         (368)
        Other assets                                                                       107           105
        Accounts payable and accrued expenses                                              510           474
        Other liabilities                                                                    7            77
        Capitalized acquisition costs                                                        -           448
                                                                                       -------       -------
          Net cash used in operating activities                                         (1,114)         (822)
                                                                                       -------       -------

Cash flows from investing activities:
 Acquisition of drug delivery technology/drug licenses                                  (1,423)         (138)
 Additions to fixed assets, net                                                           (478)          (24)
                                                                                       -------       -------
          Net cash used in investing activities                                         (1,901)         (162)
                                                                                       -------       -------

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

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                   (unaudited)
                                 (IN THOUSANDS)

                                                                                      For the Six
                                                                                     Months Ended
                                                                                       June 30,
                                                                                     ------------
Cash flows from financing activities:
 Net increase (decrease) in short term borrowings                                   $238        ($641)
 Proceeds from exercise of stock options/warrants, net                                15            8
 Payments on capital leases                                                           (3)          (2)
                                                                                  ------        -----

         Net cash provided by (used in) financing activities                         250         (635)
                                                                                  ------        -----

Effect of exchange rate changes on cash                                               81          (27)
                                                                                  ------        -----

Net decrease in cash and cash equivalents                                         (2,684)      (1,646)

Cash and cash equivalents at beginning of period                                   6,703       11,117



Cash and cash equivalents at end of period                                        $4,019       $9,471
                                                                                  ======       ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The Registrant paid cash during the period for (IN THOUSANDS):

 Interest                                                                           $477         $460
                                                                                  ======       ======


 Taxes                                                                               $47         $406
                                                                                  ======       ======



SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
The Registrant has issued or is obligated to issue Common Stock in exchange for services and purchase of drug delivery technology as follows (IN THOUSANDS):


 Shares                                                                             735             -
                                                                                 ======        ======
 Amount                                                                          $1,000             -
                                                                                 ======        ======


During the six months ended June 30, 1999, the Registrant issued Warrants to purchase 450,000 shares of Common Stock as partial consideration for the purchase of drug delivery technology.

During the six months ended June 30, 1998, the Registrant issued Warrants to purchase 425,000 shares of Common Stock in exchange for services.



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

In February 1999, the Registrant acquired rights to certain U.S. and international patents and related technology (the "Assets") covering methods to enhance the absorption of drugs delivered to biological tissues. The acquisition price included a cash payment of approximately $1.1 million, an obligation to issue 225,807 shares of Common Stock and ten-year warrants to purchase 450,000 shares of common stock. In addition, the Registrant obligated itself to issue 359,282 shares of Common Stock to Conrex Pharmaceutical Corporation. The total value of all consideration paid for the Assets was approximately $2.5 million. Furthermore, terms of this transaction provide for certain royalty payments upon commercialization of products using the technologies purchased.

BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial statements of the Registrant, at June 30, 1999 and 1998 included herein, have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

In the opinion of management, the accompanying unaudited consolidated financial statements for the period ended June 30, 1999 and 1998 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1998 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Registrant's financial position as of June 30, 1999 and the results of its operations and its cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 should not be considered indicative of the results to be expected for the year.

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

INVENTORIES:

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):

                                     June 30, 1999            December 31, 1998
                                     ------------             ----------------

Raw Materials                             $543                       $505
Finished goods                             929                        703
                                        ------                     ------
                                        $1,472                     $1,208
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

As discussed above, the Registrant acquired rights to certain U.S. and international patents and related technology in February 1999. The purchase price, which included cash, shares of Common Stock and warrants to purchase Common Stock, of approximately $2.5 million has been capitalized as drug licenses and related costs, net on the Consolidated Balance Sheets.

PROVISION FOR INCOME TAXES:

The Registrant recorded a provision for income taxes totaling $255,000 for the six months ended June 30, 1999 as a result of its taxable income in Spain. This amount differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss primarily as a result of the increase in the valuation allowance to offset domestic deferred tax assets and certain nondeductible expenses in Spain.

BASIC NET LOSS PER COMMON SHARE:

Basic net loss per common share is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128).

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

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1999 versus Three Months Ended June 30, 1998
------------------------------------------------------------------------

The Registrant reported revenues of $4,750,000 and a net loss of $452,000 or $.05 per common share for the three months ended June 30, 1999 compared to revenues of $3,358,000 and a net loss of $1,821,000 or $.22 per common share for the same period in the prior year. Excluding the effect of the 1998 nonrecurring charge of $1,176,000, representing the write-off of previously capitalized acquisition costs, the Registrant's net loss for the three months ended June 30, 1998 would have been $645,000 or $.08 per common share.

The 41% increase in revenues is primarily attributable to increased sales by the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., which reported an increase in revenues of 49% in local currency; however, fluctuations in foreign currency exchange rates resulted in revenues of $4,750,000 in U.S. dollars for the quarter ended June 30, 1999.

Gross margins for the quarter ended June 30, 1999 decreased slightly to 58% compared to 59% in the comparable period of the prior year, primarily as a result of a change in the mix of products sold during the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998.

Selling, general and administrative expenses increased 14% or $298,000, to $2,469,000 for the three months ended June 30, 1999 compared to $2,171,000 for the same period in the prior year. Selling, general and administrative expenses as a percentage of revenues, however, have improved, decreasing to 52% for the quarter ended June 30, 1999 from 65% in the comparable period of the prior year. A significant portion of these expenses are marketing and selling costs, which are necessary for the Registrant's growth in sales and market share in Spain. To the extent practical, however, the Registrant intends to continue its efforts to control general and administrative expenses in its effort to reach and maintain profitability.

Research and development expenses totaled $256,000 for the quarter ended June 30, 1999 compared to $32,000 for the same period of the prior year. The increase in research and development expenses is primarily the result of establishing a laboratory in the Registrant's new U.S. headquarters, located in New Hampshire. This laboratory will be used by the Registrant to develop its recently acquired permeation enhancement technology. The minimal expenditures in research and development reflect the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures; however, future expenditures will be greater than in recent periods due to planned limited development expenditures related to recently acquired permeation enhancement technology.

Depreciation and amortization expenses totaled $90,000 for the three months ended June 30, 1999, compared to $66,000 for the same period of the prior year. The increase was primarily due to higher depreciation charges with respect to renovations and improvements at the Registrant's manufacturing facility and higher amortization charges with respect to recently acquired drug licenses and technologies.

Interest expense totaled $291,000 for the three months ended June 30, 1999 compared to $265,000 for the same period of the prior year. Interest income totaled $54,000 for the three months ended June 30, 1999, compared to $134,000 for the same period of the prior year. The decrease was due to interest earned on lower short-term interest bearing investment balances during the second quarter of 1999.

The Registrant recorded a provision for income taxes totaling $155,000 for the three months ended June 30, 1999 as a result of taxable income earned in Spain.

The Registrant reported a loss from operations of $58,000 for the quarter ended June 30, 1999 compared to a loss from operations of $1,472,000 in the same period of the prior year. Excluding the effect of the 1998 nonrecurring charge, the Registrant's loss from operations for the three months ended June 30, 1998 would have been $296,000. The effect of combining non-operating items, primarily interest expense of $291,000, interest income of $54,000 and an income tax provision of $155,000 resulted in a net loss of $452,000, or $.05 per common share for the quarter ended June 30, 1999, compared to the net loss in the comparable period of the prior year, of $1,821,000, or $.22 per common share. Excluding the 1998 nonrecurring charge, the net loss for the three months ended June 30, 1998 would have been $645,000 or $.08 per common share.

Six Months Ended June 30, 1999 versus Six Months Ended June 30, 1998
--------------------------------------------------------------------

The Registrant reported revenues of $9,108,000 and a net loss of $999,000 or $.12 per common share for the six months ended June 30, 1999 compared to revenues of $6,858,000 and a net loss of $2,204,000 or $.27 per common share for the same period in the prior year. Excluding the effect of the 1998 nonrecurring charge of $1,176,000, representing the write-off of previously capitalized acquisition costs, the Registrant's net loss for the six months ended June 30, 1998 would have been $1,028,000 or $.13 per common share.

The 33% increase in revenues is primarily attributable to increased sales by the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., which reported an increase in revenues of 35% in local currency in the six months ended June 30, 1999 compared to the same period in the prior year; however, fluctuations in foreign currency exchange rates resulted in revenues of $9,108,000 when expressed in U.S. dollars.

Gross margins for the six months ended June 30, 1999 declined slightly to 56% compared to gross margins of 58% in the comparable period of the prior year, primarily as a result of a change in mix of products sold during the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

Selling, general and administrative expenses increased by $816,000 to $4,911,000 (54% of revenues) for the six months ended June 30, 1999 compared to $4,095,000 (60% of revenues) for the same period in the prior year. A significant portion of these expenses are marketing and selling costs, which are necessary for the Registrant's growth in sales and market share in Spain. In addition, certain nonrecurring compensation charges were recorded during the six months ended June 30, 1999, which represent bonuses in the form of Common Stock, in lieu of cash, issuable to executive officers of the Registrant. To the extent practical, however, the Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $301,000 for the six months ended June 30, 1999 compared to $65,000 for the same period of the prior year. The increase in research and development expenses is primarily the result of establishing a laboratory in the Registrant's new U.S. headquarters, located in New Hampshire. This laboratory will be used by the Registrant to develop its recently acquired permeation enhancement technology. The minimal expenditures in research and development reflect the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures.

Depreciation and amortization expenses totaled $185,000 for the six months ended June 30, 1999, compared to $126,000 for the same period of the prior year. The increase was primarily due to higher depreciation charges with respect to renovations and improvements at the Registrant's manufacturing facility and higher amortization charges with respect to recently acquired drug licenses and technologies.

Included in operating expenses for the six months ended June 30, 1998 is a nonrecurring charge of $1,176,000, which represents the previously capitalized costs specific to the abandoned Schwarz Pharma and other related acquisitions. These costs were written off during the second quarter of 1998 after negotiations ended during May 1998.

Interest expense totaled $569,000 for the six months ended June 30, 1999 compared to $535,000 for the same period of the prior year. Interest income was $122,000 for the six months ended June 30, 1999 compared to $282,000 for the same period of the prior year. The decrease was due to interest earned on lower short-term interest bearing investment balances during the six months ended June 30, 1999.

The Registrant recorded a provision for income taxes totaling $255,000 for the six months ended June 30, 1999 as a result of taxable income earned in Spain.

The Registrant reported a loss from operations of $297,000 for the six months ended June 30, 1999 compared to $1,499,000 in the same period of the prior year. Excluding the effect of the nonrecurring charge, the Registrant's loss from operations for the six months ended June 30, 1998 would have been $323,000. The effect of combining non-operating items, primarily interest expense of $569,000, interest income of $122,000 and provision for income taxes of $255,000 resulted in a net loss of $999,000, or $.12 per common share for the six months ended June 30, 1999, compared to the net loss in the comparable period of the prior year, of $2,204,000, or $.27 per common share. Excluding the 1998 nonrecurring charge, the net loss for the six months ended June 30, 1998 would have been $1,028,000 or $.13 per common share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Total assets decreased from $20,318,000 at December 31, 1998 to $20,098,000 at June 30, 1999, while Common Stockholders' Equity decreased from $8,992,000 at December 31, 1998 to $7,576,000 at June 30, 1999. The decrease in Common Stockholders' Equity reflects primarily the loss incurred by the Registrant for the six months ended June 30, 1999 and the negative impact of the Spanish peseta (and related euro) exchange rate on the foreign currency translation, offset by the increase resulting from the Registrant's issuance of stock purchase warrants as a result of the February 1999 acquisition of permeation enhancement technology.

The Registrant's working capital decreased from $6,835,000 at December 31, 1998 to $4,400,000 at June 30, 1999, primarily as a result of the loss from operations incurred by the Registrant during the period and use of cash for the acquisition of permeation enhancement technology in the U.S. and for manufacturing facility renovations in Spain.

Cash and cash equivalents decreased from $6,703,000 at December 31, 1998 to $4,019,000 at June 30, 1999, primarily as a result of using cash for operating activities, purchase of permeation enhancement technology, renovation of the manufacturing facility in Spain and establishing a laboratory in the U.S. Included in cash and cash equivalents at June 30, 1999 are approximately $3,652,000 of short term investments considered to be cash equivalents.

Accounts receivable increased from $3,730,000 at December 31, 1998 to $3,945,000 at June 30, 1999 primarily as a result of increased sales during the six months ended June 30, 1999 offset by fluctuations in foreign currency exchange rates. The Registrant has not experienced any material delinquent accounts. Inventories increased to $1,472,000 at June 30, 1999 compared to $1,208,000 at December 31, 1998 in order to accommodate the increase in sales volume, to avoid inventory shortages and resulting backlogs in the summer holiday season, offset in part by fluctuation in foreign currency exchange rates. Prepaid expenses and other current assets decreased from $820,000 at December 31, 1998 to $739,000 at June 30, 1999, primarily as the result of recurring amortization charges, other recurring business activities during the quarter ended June 30, 1999 and the effect of fluctuation in foreign currency exchange rates.

The combined total of accounts payable and accrued expenses increased from $4,398,000 at December 31, 1998 to $4,481,000 at June 30, 1999, primarily as a result of purchasing additional inventory to accommodate the increase in sales volume, to avoid inventory shortages and resulting backlogs in the summer holiday season, and an increase in the accrual for income taxes payable, offset by fluctuations in foreign currency exchange rates. Short term borrowings increased from $1,223,000 at December 31, 1998 to $1,289,000 at June 30, 1999,
as a result of higher outstanding
balances on lines of credit used for operating purposes in Spain, offset by the effect of fluctuation in foreign currency exchange rates.

Fixed assets, net decreased from $3,551,000 at December 31, 1998 to $3,547,000 at June 30, 1999, due primarily to renovations at the Spanish manufacturing facility and establishing a laboratory in the U.S., offset by recurring depreciation charges and the effect of fluctuations in foreign currency exchange rates.

Drug licenses and related costs, net increased from $2,433,000 at December 31, 1998 to $4,705,000 at June 30, 1999, primarily due to the February 1999 acquisition of permeation enhancement technology, which was purchased for a combination of cash, shares of the Registrant's Common Stock and issuance of stock purchase warrants and other drug licenses, offset by the effect of fluctuations in foreign currency exchange rates and recurring amortization charges.

Other non-current assets decreased from $1,873,000 at December 31, 1998 to $1,671,000 at June 30, 1999, primarily due to the effect of fluctuations in foreign currency exchange rates and recurring amortization charges.

Long term debt increased from $5,410,000 at December 31, 1998 to $5,462,000 at June 30, 1999, due primarily to accretion recorded on the Debentures issued in the Registrant's February 1996 public offering. Other non-current liabilities increased from $290,000 at December 31, 1998 to $1,285,000 at June 30, 1999,
primarily as a result of recording an obligation to issue approximately 585,000 shares of Common Stock and 450,000 stock purchase warrants as the result of the February 1999 acquisition of permeation enhancement technology and an obligation to issue 150,000 shares of Common Stock to executive officers of the Registrant, which shares represent bonuses in lieu of cash. Such shares of Common Stock were issued in July 1999.

Investing activities, primarily the acquisition of drug delivery technology and capital improvements to the manufacturing facility in Spain and establishing a laboratory in the U.S., used net cash of $1,901,000 during the six months ended June 30, 1999. Financing activities, primarily short term borrowings and the exercise of 4,700 Class A Redeemable Warrants, for the six months ended June 30, 1999, provided net cash of $250,000 and operating activities for the six months ended June 30, 1999 used net cash of $1,114,000.

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

IMPACT OF THE YEAR 2000 ISSUE
-----------------------------

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

The Registrant has completed its assessment phase of the Year 2000 Issue. As a result, it was determined that certain IT systems (hardware and software) needed upgrading or replacing. The Registrant has completed the remediation project of upgrading and/or replacing its IT systems where appropriate. In addition, the Registrant is in the process of installing a new IT system at its operating subsidiary in Spain, at a total approximate cost of $80,000, approximately eighty-five percent of which has been incurred and capitalized to date. This project was not accelerated nor precipitated by the Year 2000 Issue; however, it is anticipated that all aspects of the new system are Year 2000 compliant. Such expenditures have been budgeted and are being funded from operations. It is anticipated that the new system will be completely installed and tested before the end of the third quarter of 1999. Management of the Registrant has also conducted a review of its non-IT systems and has concluded that it is not materially exposed to non-IT system risks.

The Registrant has polled its significant suppliers, service providers and other third parties with whom it has material relationships to determine the extent to which it is vulnerable to a failure of any such third party to adequately address its own Year 2000 Issue. The Registrant has received responses from approximately 91% of such parties, and is following up on those who have not responded. No additional risks have been identified as a result of the responses received to date.

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

Although the Registrant cannot determine the severity with which the Year 2000 issue will affect, either directly or indirectly, the Registrant's operations and financial condition, the Registrant believes the most reasonably likely worst case scenario in the event the Registrant or its significant customers, vendors, or service providers fail to resolve the Year 2000 issue would be inability on the part of the Registrant to manufacture, market, and distribute its products and receive revenues from the sale of such products for a substantial period of time following the commencement of the Year 2000. Factors that could cause material differences in results, many of which are outside the control of the Registrant, include, but are not limited to, the Registrant's ability to identify and correct all relevant computer software, the accuracy of representations by manufacturers of the Registrant's systems that their products are Year 2000 compliant, the ability of the Registrant's customers, vendors and service providers to identify and resolve their own Year 2000 issues and the Registrant's ability to respond to and dedicate adequate resources to resolve unforeseen complications arising as a result of the Year 2000 issue.

Although the Registrant continues to focus on the Year 2000 issue and expects to be Year 2000 compliant in a timely manner, the Registrant is in the process of developing a contingency plan intended to mitigate the possible disruption in business operations that may result from the Year 2000 issue. Contingency plans to address the most reasonably likely worst case scenario described above may include the purchase of alternative hardware and software and other appropriate measures. Such plans will not, however, guarantee that no material adverse effects will occur.

The Registrant plans to complete its Year 2000 project by September 30, 1999 at a total cost of approximately $85,000 excluding the new IT system in Spain. The total remaining cost of the Year 2000 project is estimated at $10,000, excluding the new IT system installation in Spain, discussed above. Of the total project cost, approximately $35,000 is attributable to the purchase of new hardware and software, which has been capitalized. To date, the Registrant has incurred and expensed approximately $50,000 related to the assessment of, remediation and testing for compliance with its Year 2000 project.

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

DERIVATIVE INSTRUMENTS AND HEDGING
----------------------------------

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. The FASB has delayed the date for mandatory adoption and implementation of SFAS 133. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and is not intended to be applied retroactively. Management does not believe that the adoption of SFAS 133 will have a significant impact on the Registrant's consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

Foreign Currency
----------------

A substantial amount of the Registrant's business is conducted in Europe and is therefore influenced by the extent to which there are fluctuations in the dollar's value against other currencies, specifically the euro and the peseta. On January 1, 1999, the euro became the official currency of 11 European Union
(EU) member states with a fixed conversion rate against their national currencies. The value of the euro against the dollar and all other currencies, including those of the four EU member states that are not participating in the eurozone, will fluctuate according to market conditions. Although euro notes and coins will not appear until January 1, 2002, the new currency can be used by consumers, retailers, companies and public administrations from January 1, 1999, in the form of "written money," i.e. by means of checks, traveler's checks, bank transfers, credit card transactions, etc. The permanent value of one euro is fixed at 166.39 pesetas. The exchange rate at June 30, 1999 and December 31, 1998 was 160.88 and 141.97 pesetas per U.S. dollar, respectively. The weighted average exchange rate for the six months ended June 30, 1999 and 1998 was 152.86 and 154.27 pesetas per U.S. dollar, respectively.

The euro has reached new lows recently, almost reaching parity with the dollar. Economic news in each of the eleven EU States utilizing the euro impacts its value. Specifically, negative German economic news and a sharp slide in the Swiss Franc recently have combined to further erode the value of the euro.

The effect of foreign currency fluctuations on long lived assets for the six months ended June 30, 1999 was a decrease of $751,000 and the cumulative historical effect was a decrease of $2,353,000, as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. Although exchange rates recently fluctuated significantly, the Registrant does not believe that the effect of foreign currency fluctuation is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation. Nonetheless, the Registrant does not plan to modify its business practices. The Registrant has relied primarily upon financing activities to fund the operations of the Registrant in the United States. In the event that the Registrant is required to fund United States operations or cash needs with funds generated in Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
-------------------------------------------------------------------------
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Registrant, the occurrence of which involve certain risks and uncertainties that could cause the Registrant's actual results to differ materially from those expected by the Registrant, including that it could be required to cut back or stop operations if it is unable to raise or obtain needed funding; a history of losses; that successful development of current and future products is uncertain; that clinical trial results may result in failure to obtain regulatory approval and inability to sell products; that its patent position is uncertain and its success depends on its proprietary rights; that it may have to lower prices or spend more money to effectively compete against companies with greater resources, which could result in lower revenues and/or profits; that rapid technological change may result in product obsolescence before a significant portion of the related costs are recouped; product liability; doing business outside of the United States; that its computer system may not recognize the Year 2000, which may affect computer systems and disrupt its business; and other uncertainties detailed in the Registrant's Registration Statement on Form S-3 (SEC Commission file No. 333-80729) declared effective by the Securities and Exchange Commission on July 22, 1999 and any amendments thereto.

PART II.          OTHER INFORMATION
                  -----------------

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------

The Annual Meeting of Stockholders of the Registrant was held on June 30, 1999 for the purpose of electing five directors and voting on proposals to change the Registrant's state of incorporation from Florida to Delaware and adopt a Certificate of Incorporation and Bylaws which conform to Delaware law and adopt various "anti-takeover" provisions and to amend the Registrant's 1991 Stock Option Plan (the "1991 Plan") to increase the number of shares of Common Stock for which options maybe granted. Proxies for the meeting were solicited pursuant to Regulation 14D of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition. The following members were elected to the Registrant's Board of Directors.



Nominee                        Term Expiring          Shares Voted For           Shares Voted Against
-------                        -------------          ----------------           --------------------
Miguel Fernandez                   2002                   7,927,139                    140,257
James R. Murphy                    2002                   7,929,334                    138,062
Robert M. Stote                    2002                   7,929,234                    138,162
William Packer                     2001                   7,927,139                    140,257
Russell Cleveland                  2000                   7,929,619                    137,777


Directors whose terms of office continued after the meeting are as follows:

Name                        Term Expiring
----                        -------------

Charles L. Bolling                2001
Robert J. Gyurik                  2001
Michael McGovern                  2000
Michael D. Price                  2000


The proposal to change the Registrant's state of incorporation from Florida to Delaware and adopt a Certificate of Incorporation and Bylaws which conform to Delaware law and adopt "anti-takeover" provisions was approved by the following vote:

           Shares Voted For                      Shares Voted Against            Broker Non-Votes and Shares Abstaining
           ----------------                      --------------------            --------------------------------------
               4,676,646                                130,362                                3,260,388


The proposal to amend the 1991 Plan to increase the number of shares of Common Stock for which options may be granted under the 1991 Plan from 500,000 to 1,000,000 shares was approved by the following vote:


           Shares Voted For                      Shares Voted Against            Broker Non-Votes and Shares Abstaining
           ----------------                      -------------------             --------------------------------------
               4,226,825                                395,457                                3,445,114


OTHER INFORMATION
-----------------

          The Registrant has relocated its corporate headquarters to New Hampshire. All future correspondence should be addressed to:

                   Bentley Pharmaceuticals, Inc.
                   65 Lafayette Road, 3rd Floor
                   North Hampton, NH 03862
                   Telephone: 603.964.8006
                   Facsimile: 603.964.6889
                   www.bentleypharm.com


EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

          (a)Exhibits:

                   27.1 Financial Data Schedule

          (b)Reports on Form 8-K filed during the quarter ended June 30, 1999:

                   None.

          The Registrant has not filed any reports on Form 8-K subsequent to June 30, 1999.

All other items required in Part II have been previously filed or are not applicable for the quarter ended June 30, 1999.

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





                                            BENTLEY PHARMACEUTICALS, INC.
                                            -----------------------------
                                            Registrant





August 11, 1999                     By:      /s/ James R. Murphy
                                            ----------------------------------
                                            James R. Murphy
                                            Chairman, President and Chief
                                            Executive Officer
                                            (principal executive officer)




August 11, 1999                     By:      /s/ Michael D. Price
                                            ----------------------------------
                                            Michael D. Price
                                            Vice President, Chief Financial
                                            Officer, Treasurer and Secretary
                                            (principal financial and accounting
                                            officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.                 Description
----------                  -----------


  27.1                      Financial Data Schedule