Form 10-Q
period 1999-09-30
BENTLEY PHARMACEUTICALS INC
filed 1999-11-05
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number  1-10581

                            BENTLEY PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           No. 59-1513162
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

              65 Lafayette Road, 3rd Floor, North Hampton, NH 03862
                (Current Address of Principal Executive Offices)


Registrant's telephone number, including area code:         (603) 964-8006
                                                    ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]       NO _____

The number of shares of the Registrant's common stock outstanding as of November 2, 1999 was 10,122,824.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX


Part I.   FINANCIAL INFORMATION                                                    PAGE
          ---------------------                                                    ----
          Item 1.  Consolidated Financial Statements:

                    Consolidated   Balance  Sheets  as  of  September  30,  1999
                    (unaudited) and December 31, 1998                                3

                    Consolidated  Statements of Operations and of  Comprehensive
                    Income  (Loss)   (unaudited)  for  the  three  months  ended
                    September  30,  1999 and  1998,  and the nine  months  ended
                    September 30, 1999 and 1998                                      4

                    Consolidated  Statement  of Changes in Common  Stockholders'
                    Equity  (unaudited)  for the nine months ended September 30,
                    1999                                                             5

                    Consolidated  Statements of Cash Flows  (unaudited)  for the
                    nine months ended September 30, 1999 and 1998                    6

                    Notes to Consolidated Financial Statements (unaudited)           8


          Item 2.   Management's Discussion and Analysis of Financial  Condition
                    and Results of Operations                                       11


          Item 3.   Quantitative  and  Qualitative Disclosures About Market Risk    18


Part II.  OTHER INFORMATION
          -----------------

          Item 2.  Changes in the Rights of the Registrant's Security Holders       20

          Item 5.  Other Information                                                21

          Item 6.  Exhibits and Reports on Form 8-K                                 21

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   unaudited)
                                                                  September 30,         December 31,
                                                                      1999                 1998
                                                                  -------------         ------------
ASSETS

Current assets:
 Cash and cash equivalents                                           $4,653              $ 6,703
 Short term investments                                               1,271                    -
 Receivables                                                          3,695                3,730
 Inventories                                                          1,279                1,208
 Prepaid expenses and other                                             847                  820
                                                                     ------               ------
  Total current assets                                               11,745               12,461
                                                                     ------               ------
Fixed assets, net                                                     3,892                3,551
Drug licenses and related costs, net                                  4,751                2,433
Other non-current assets, net                                         1,630                1,873
                                                                     ------               ------
                                                                    $22,018              $20,318
                                                                     ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $ 2,357              $ 2,835
  Accrued expenses                                                    1,788                1,563
  Short term borrowings                                                 954                1,223
  Current portion of long term debt                                       5                    5
                                                                     ------               ------
    Total current liabilities                                         5,104                5,626
                                                                     ------               ------
Long term debt, net                                                   5,448                5,410
                                                                     ------               ------
Other non-current liabilities                                            98                  290
                                                                     ------               ------

Commitments and contingencies

Common Stockholders' Equity:
  Common tock, $.02 par  value, authorized 35,000 shares,
    issued and outstanding, 10,123 and 8,443 shares                     202                  168
  Stock purchase warrants (to purchase 4,896 and 5,928
    shares of common stock)                                             808                  556
 Additional paid-in capital                                          87,560               83,728
 Accumulated deficit                                                (75,045)             (73,858)
 Accumulated other comprehensive loss                                (2,157)              (1,602)
                                                                     ------               ------
                                                                     11,368                8,992
                                                                     ------               ------
                                                                    $22,018              $20,318
                                                                    =======               ======


                The accompanying Notes to Consolidated Financial
                    Statements are an integral part of these
                              financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                      For the Three           For the Nine
                                                           Months Ended            Months Ended
                                                           September 30,           September 30,
                                                      ----------------------    ------------------
                                                         1999         1998         1999        1998
                                                         ----         ----         ----        ----
Sales                                                   $5,187       $3,674       $14,295     $10,532
Cost of sales                                            2,062        1,585         6,070       4,480
                                                         -----        -----         -----       -----
 Gross margin                                            3,125        2,089         8,225       6,052
                                                         -----        -----         -----       -----
Operating expenses:

 Selling, general and administrative                     2,438        2,113         7,349       6,208

 Research and development                                  226           30           527          95

 Depreciation and amortization                             136           75           321         201

 Nonrecurring charge                                         -            -             -       1,176
                                                         -----        -----        ------      ------
  Total operating expenses                               2,800        2,218         8,197       7,680
                                                         -----        -----        ------      ------
Income (loss) from operations                              325        (129)            28      (1,628)

Other (income) expenses:

 Interest expense                                          291          285           860         820

 Interest income                                           (58)        (126)         (180)       (408)
                                                         -----        -----         -----       -----
Income (loss) before income taxes                           92         (288)         (652)     (2,040)

Provision (benefit) for income taxes                       280         (132)          535         320
                                                         -----        -----         -----       -----
Net loss                                                  (188)        (156)       (1,187)     (2,360)

Other comprehensive (income) loss:

  Foreign currency translation (gains) losses             (196)        (328)          555        (304)
                                                         -----        -----         -----       -----
Comprehensive income (loss)                                 $8         $172       ($1,742)    ($2,056)
                                                         =====        =====        ======       =====
Basic and diluted net loss per common share             ($0.02)      ($0.02)       ($0.14)     ($0.29)
                                                         =====        =====         =====       =====
Weighted average common shares outstanding               9,522        8,428         8,808       8,428
                                                         =====        =====         =====       =====


          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                  BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 $.02 Par Value    Additional   Accumu-     Accumulated        Other
                                                 Common Stock       Paid-In      lated     Other Compre-      Equity
                                                Shares   Amount     Capital     Deficit    hensive Loss    Transactions   Total
                                                ------   ------     -------     -------    ------------    ------------   -----
Balance at December 31, 1998                     8,443    $168     $83,728     ($73,858)     ($1,602)         $556       $8,992

Issuance of stock options/warrants                   -       -           -            -            -           319          319

Common Stock issued to acquire technology          585      12         838            -            -             -          850

Common Stock issued as compensation                216       4         334            -            -             -          338

Exercise of Class A redeemable warrants            859      18       2,626            -            -           (67)       2,577

Conversion of debentures                            20       -          34            -            -             -           34

Foreign currency translation adjustment              -       -           -            -         (555)            -         (555)

Net loss                                             -       -           -       (1,187)           -             -       (1,187)
                                                ------    ----     -------     ---------     --------         ----      -------
Balance at September 30, 1999                   10,123    $202     $87,560     ($75,045)     ($2,157)         $808      $11,368
                                                ======    ====     =======     =========     ========         ====      =======


          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

*********
                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                             `                For the Nine
                                                              Months Ended
                                                              September 30,
                                                            ------------------
(IN THOUSANDS)                                                1999      1998
                                                              ----      ----
Cash flows from operating activities:
 Net loss                                                  ($1,187)   ($2,360)
 Adjustments to reconcile net loss
    to net cash used in operating activities:
    Depreciation and amortization                              321        201
    Nonrecurring charges                                         -        158
    Other non-cash items                                       552        375
      (Increase) decrease in assets and increase
      (decrease) in liabilities:
        Receivables                                           (335)      (316)
        Inventories                                           (199)      (160)
        Prepaid expenses and other current assets             (352)      (609)
        Other assets                                           102         78
        Accounts payable and accrued expenses                   88         64
        Other liabilities                                       (2)        60
        Capitalized acquisition costs                            -        448
                                                             -----      -----
          Net cash used in operating activities             (1,012)    (2,061)
                                                             -----      -----

Cash flows from investing activities:
 Acquisition of drug delivery technology/drug licenses      (1,518)      (447)
 Purchase of short term investments                         (1,271)         -
 Additions to fixed assets, net                               (785)      (178)
                                                             -----      -----
          Net cash used in investing activities             (3,574)      (625)
                                                             -----      -----


                The accompanying Notes to Consolidated Financial
                    Statements are an integral part of these
                              financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                   (UNAUDITED)

(IN THOUSANDS)
                                                           For the Nine
                                                           Months Ended
                                                           September 30,
                                                          ----------------
                                                          1999        1998
                                                          ----        ----
Cash flows from financing activities:
 Proceeds from exercise of stock options/warrants, net   $2,577      $   8
 Net (decrease) increase in short term borrowings          (174)        12
 Payments on capital leases                                  (4)        (5)
                                                          -----       ----
         Net cash provided by financing activities        2,399         15
                                                          -----       ----
Effect of exchange rate changes on cash                     137        (16)
                                                          -----       ----

Net decrease in cash and cash equivalents                (2,050)    (2,687)

Cash and cash equivalents at beginning of period          6,703     11,117
                                                         ------     ------
Cash and cash equivalents at end of period               $4,653    $ 8,430
                                                         ======     ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  The Registrant paid cash during the period for (IN THOUSANDS):

 Interest                                                  $699       $669
                                                         ======     ======
 Taxes                                                     $265       $716
                                                         ======     ======

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
  The Registrant has issued Common Stock in exchange for services and purchase of drug delivery technology as follows (IN THOUSANDS):

 Shares                                                     801          -
                                                          =====      ======
 Amount                                                  $1,188          -
                                                          =====      ======

During the nine months ended September 30, 1999, the Registrant issued Warrants to purchase 450,000 shares of Common Stock as partial consideration for the purchase of drug delivery technology. Fifty of the Registrant's 12% Convertible Debentures were converted into 20,000 shares of Common Stock during the nine months ended September 30, 1999.

During the nine months ended September 30, 1998, the Registrant issued Warrants to purchase 425,000 shares of Common Stock in exchange for services.


                The accompanying Notes to Consolidated Financial
                    Statements are an integral part of these
                              financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


HISTORY AND OPERATIONS:

Bentley Pharmaceuticals, Inc. and its Subsidiaries (the "Registrant") is an international pharmaceutical and drug delivery company engaged primarily in the manufacturing, marketing and distribution of pharmaceutical products in Spain and exportation of pharmaceutical products to other countries. The Registrant develops and registers late stage products, and manufactures, packages and distributes both its own and other companies' pharmaceutical products.

The strategic focus of the Registrant has shifted in response to the evolution of the global health care environment. The Registrant has moved from a research and development-oriented pharmaceutical company, developing products from the chemistry laboratory through marketing, to a company seeking to acquire late-stage development compounds that can be marketed in the near future or currently marketed products. As a result of this transition, the Registrant has decreased its research and development expenses dramatically over the past few years as well as implemented cost-cutting measures throughout the Registrant's operations. However, with the February 1999 acquisition of permeation enhancement technology, limited development expenditures will be required prior to entering into formal collaboration with other companies.

In February 1999, the Registrant acquired rights to certain U.S. and international patents and related technology (the "Assets") covering methods to enhance the absorption of drugs delivered to biological tissues. The acquisition price included a cash payment of approximately $1.1 million, an obligation to issue 225,807 shares of Common Stock and ten-year warrants to purchase 450,000 shares of common stock. In addition, the Registrant agreed to issue 359,282 shares of Common Stock to Conrex Pharmaceutical Corporation. The total value of all consideration paid for the Assets was approximately $2.5 million. Furthermore, terms of this transaction provide for certain royalty payments upon commercialization of products using the technologies purchased.

BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial statements of the Registrant, at September 30, 1999 and 1998 included herein, have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries: Laboratorios Belmac S.A.; Bentley Healthcare Corporation and its wholly-owned subsidiary, Belmac Hygiene, Inc.; Belmac Health Corporation; Belmac Holdings, Inc. and its wholly-owned subsidiary, Belmac A.I., Inc.; B.O.G. International Finance, Inc.; Bentley Pharma, Inc; Pharma de Espana, Inc.; and Belmac Jamaica, Ltd. Belmac Hygiene, Inc. entered into a 50/50 partnership with Maximed Corporation of New York in March 1994. Belmac Hygiene's participation in the partnership is accounted for using the equity method. All significant intercompany balances have been eliminated in consolidation. The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against Accumulated other comprehensive gain (loss) in the Common Stockholders' Equity section of the Consolidated Balance Sheets. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

In the opinion of management, the accompanying unaudited consolidated financial statements for the period ended September 30, 1999 and 1998 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1998 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Registrant's financial position as of September 30, 1999 and the results of its operations and its cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the nine months ended September 30, 1999 should not be considered indicative of the results to be expected for the year.

CASH AND CASH EQUIVALENTS:

The Registrant considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents for purposes of the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. Investments in securities that do not meet the definition of cash equivalents are classified as investments available for sale in the Consolidated Balance Sheets.

INVENTORIES:

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):

                                    September 30, 1999      December 31, 1998
                                    ------------------      -----------------

Raw Materials                               $491                 $  505
Finished goods                               788                    703
                                           -----                  -----
                                          $1,279                 $1,208
                                           =====                  =====

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

COMMON STOCKHOLDERS' EQUITY:

During the nine months ended September 30, 1999, holders of the Registrant's Class A Redeemable Warrants exercised approximately 859,000 of such warrants, resulting in the issuance of approximately 859,000 shares of Common Stock and approximately 859,000 Class B Warrants. The remaining 1,252,000 Class A Warrants, which were not exercised, expired on August 16, 1999. The Registrant received net proceeds of approximately $2,577,000.

During the nine months ended September 30, 1999, holders of the Registrant's 12% Debentures converted 50 of such Debentures, with a net carrying value of approximately $34,000, into 20,000 shares of Common Stock.

PROVISION FOR INCOME TAXES:

The Registrant recorded a provision for income taxes totaling $535,000 for the nine months ended September 30, 1999 as a result of its taxable income in Spain. This amount differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss primarily as a result of the increase in the valuation allowance to offset domestic deferred tax assets and certain nondeductible expenses in Spain.

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

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Three  Months  Ended  September 30, 1999 versus Three Months Ended September 30,
--------------------------------------------------------------------------------
1998
----


The Registrant reported revenues of $5,187,000 and a net loss of $188,000 or $.02 per basic and diluted common share for the three months ended September 30, 1999 compared to revenues of $3,674,000 and a net loss of $156,000 or $.02 per basic and diluted common share for the same period in the prior year.

The 41% increase in revenues is primarily attributable to increased sales by the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., which reported an increase in revenues of 52% in local currency; however, fluctuations in foreign currency exchange rates resulted in revenues for the quarter ended September 30, 1999 of $5,187,000 when translated into U.S. dollars.

Gross margins for the quarter ended September 30, 1999 improved to 60%, compared to 57% in the comparable period of the prior year, primarily as a result of a change in the mix of products sold during the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998, as well as from higher sales volume in the quarter ended September 30, 1999, which resulted in lower manufacturing costs per unit.

Selling, general and administrative expenses increased 15% or $325,000, to $2,438,000 for the three months ended September 30, 1999 compared to $2,113,000 for the same period in the prior year, primarily as a result of increases in selling and marketing expenses. Selling, general and administrative expenses as a percentage of revenues, however, have improved, decreasing to 47% for the quarter ended September 30, 1999 from 58% in the comparable period of the prior year. A significant portion of these expenses are marketing and selling costs, which are necessary for the Registrant's growth in sales and market share in Spain. To the extent practical, however, the Registrant intends to continue its efforts to control general and administrative expenses in its effort to reach and maintain profitability.

Research and development expenses totaled $226,000 for the quarter ended September 30, 1999 compared to $30,000 for the same period of the prior year. The increase in research and development expenses is primarily the result of establishing a laboratory in the Registrant's new U.S. headquarters, located in New Hampshire, which is being used by the Registrant to develop its recently acquired permeation enhancement technology. The minimal expenditures in research and development reflect the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures; however, future expenditures will be greater than in recent periods due to planned limited development expenditures related to its recently acquired permeation enhancement technology.

Depreciation and amortization expenses increased 81% to $136,000 for the three months ended September 30, 1999, compared to $75,000 for the same period of the prior year. The increase was primarily due to higher depreciation charges with respect to renovations and improvements at the Registrant's manufacturing facility, renovations and the purchase of equipment to establish it U.S. laboratory and higher amortization charges with respect to recently acquired drug licenses and technologies.

Interest expense totaled $291,000 for the three months ended September 30, 1999 compared to $285,000 for the same period of the prior year. Interest income totaled $58,000 for the three months ended September 30, 1999, compared to $126,000 for the same period of the prior year. The decrease was due to lower short term interest bearing investment balances during the third quarter of 1999.

The Registrant recorded a provision for income taxes totaling $280,000 for the three months ended September 30, 1999 as a result of higher taxable income earned in Spain. The comparable period of the prior year included a provision for income taxes on taxable income in Spain of $148,000, offset by a refund of U.S. income taxes in the amount of $280,000, resulting in a net benefit of $132,000.

The Registrant reported income from operations of $325,000 for the quarter ended September 30, 1999 compared to a loss from operations of $129,000 in the same period of the prior year. The effect of combining non-operating items, primarily interest expense of $291,000, interest income of $58,000 and an income tax provision of $280,000 resulted in a net loss of $188,000, or $.02 per basic and diluted common share for the quarter ended September 30, 1999, compared to the net loss in the comparable period of the prior year, of $156,000, or $.02 per basic and diluted common share. The Registrant's net loss of $156,000 in the third quarter of the prior year would have been $280,000 higher, or $436,000 ($.05 per basic and diluted common share), if not for the nonrecurring income tax refund of $280,000.

Nine Months Ended September 30, 1999 versus Nine Months Ended September 30, 1998
--------------------------------------------------------------------------------

The Registrant reported revenues of $14,295,000 and a net loss of $1,187,000 or $.14 per basic and diluted common share for the nine months ended September 30, 1999 compared to revenues of $10,532,000 and a net loss of $2,360,000 or $.29 per basic and diluted common share for the same period in the prior year. Excluding the effect of the 1998 nonrecurring charge of $1,176,000, representing the write-off of previously capitalized acquisition costs, the Registrant's net loss for the nine months ended September 30, 1998 would have been $1,184,000 or $.15 per basic and diluted common share.

The 36% increase in revenues is primarily attributable to increased sales by the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., which reported an increase in revenues of 41% in local currency for the nine months ended September 30, 1999 compared to the same period in the prior year; however, fluctuations in foreign currency exchange rates resulted in revenues of $10,532,000 when expressed in U.S. dollars.

Gross margins for the nine months ended September 30, 1999 increased slightly to 58% compared to gross margins of 57% in the comparable period of the prior year, primarily as a result of a more favorable mix of products sold during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

Selling, general and administrative expenses increased by $1,141,000 to $7,349,000 (51% of revenues) for the nine months ended September 30, 1999 compared to $6,208,000 (59% of revenues) for the same period in the prior year. A significant portion of these expenses are marketing and selling costs, which are necessary for the Registrant's growth in sales and market share in Spain. In addition, certain nonrecurring compensation charges were recorded during the nine months ended September 30, 1999, which represent bonuses in the form of Common Stock, in lieu of cash, issued to executive officers of the Registrant. To the extent practical, however, the Registrant intends to continue its efforts to control general and administrative expenses as part of its austerity program in its effort to reach and maintain profitability.

Research and development expenses were $527,000 for the nine months ended September 30, 1999 compared to $95,000 for the same period of the prior year. The increase in research and development expenses is primarily the result of establishing a laboratory in the Registrant's new U.S. headquarters, located in New Hampshire. This laboratory is being used by the Registrant to develop its recently acquired permeation enhancement technology. The minimal expenditures in research and development reflect the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures.

Depreciation and amortization expenses totaled $321,000 for the nine months ended September 30, 1999, compared to $201,000 for the same period of the prior year. The increase was primarily due to higher depreciation charges with respect to renovations and improvements at the Registrant's manufacturing facility, renovations and purchase of equipment to establish its U.S. laboratory and higher amortization charges with respect to recently acquired drug licenses and technologies.

Included in operating expenses for the nine months ended September 30, 1998 is a nonrecurring charge of $1,176,000, which represents the previously capitalized costs specific to the abandoned Schwarz Pharma and other related acquisitions. These costs were written off during the second quarter of 1998 after negotiations ended during May 1998.

Interest expense totaled $860,000 for the nine months ended September 30, 1999 compared to $820,000 for the same period of the prior year. Interest income was $180,000 for the nine months ended September 30, 1999 compared to $408,000 for the same period of the prior year. The decrease was due to lower short-term interest bearing investment balances during the nine months ended September 30, 1999.

The Registrant recorded a provision for income taxes totaling $535,000 for the nine months ended September 30, 1999 as a result of taxable income earned in Spain compared to $320,000 in the same period of the prior year, which includes a refund of U.S. income taxes in the amount of $280,000. The prior year provision for income taxes would have totaled $600,000, if not for the U.S. income tax refund.

The Registrant reported income from operations of $28,000 for the nine months ended September 30, 1999 compared to a loss of $1,628,000 in the same period of the prior year. Excluding the effect of the nonrecurring charge, the Registrant's loss from operations for the nine months ended September 30, 1998 would have been $452,000. The effect of combining non-operating items, primarily interest expense of $860,000, interest income of $180,000 and provision for income taxes of $535,000 resulted in a net loss of $1,187,000, or $.14 per basic and diluted common share for the nine months ended September 30, 1999, compared to the net loss in the comparable period of the prior year, of $2,360,000, or $.29 per basic and diluted common share. Excluding the 1998 nonrecurring charge, the prior year net loss for the nine months ended September 30, 1998 would have been $1,184,000 or $.15 per basic and diluted common share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Total assets increased from $20,318,000 at December 31, 1998 to $22,018,000 at September 30, 1999, while Common Stockholders' Equity increased from $8,992,000 at December 31, 1998 to $11,368,000 at September 30, 1999. The increase in Common Stockholders' Equity reflects primarily the Registrant's issuance of approximately 585,000 shares of Common Stock and 450,000 stock purchase warrants as a result of the February 1999 acquisition of permeation enhancement technology, issuance of 150,000 shares of Common Stock to executive officers of the Registrant, which shares represent bonuses in lieu of cash, and the exercise of approximately 859,000 Class A Warrants during the third quarter of 1999, offset by the loss incurred by the Registrant for the nine months ended September 30, 1999 and the negative impact of the fluctuation of the Spanish peseta (and related euro) exchange rate on the foreign currency translation.

The Registrant's working capital decreased from $6,835,000 at December 31, 1998 to $6,641,000 at September 30, 1999, primarily as a result of the loss from operations incurred by the Registrant during the period and use of cash for the acquisition of permeation enhancement technology in the U.S. and for manufacturing facility renovations in Spain, partially offset by cash received from the exercise of approximately 859,000 Class A Warrants during the third quarter of 1999.

Cash and cash equivalents decreased from $6,703,000 at December 31, 1998 to $4,653,000 at September 30, 1999, primarily as a result of using cash for operating activities, purchase of permeation enhancement technology, renovation of the manufacturing facility in Spain and establishing a laboratory in the U.S., which was partially offset by cash received from the exercise of approximately 859,000 Class A Warrants, a portion of which was used to purchase short term investments. Included in cash and cash equivalents at September 30, 1999 are approximately $4,179,000 of short term investments considered to be cash equivalents. There are also approximately $1,271,000 of short term investments at September 30, 1999, which were purchased with a portion of the cash received from the exercise of approximately 859,000 Class A Warrants during the quarter ended September 30, 1999.

Accounts receivable decreased slightly from $3,730,000 at December 31, 1998 to $3,695,000 at September 30, 1999. Although sales have increased during the nine months ended September 30, 1999, this was offset by increased cash collections during this period and the effect of the fluctuation in foreign currency exchange rates. The Registrant has not experienced any material delinquent accounts. Inventories increased to $1,279,000 at September 30, 1999 compared to $1,208,000 at December 31, 1998. Prepaid expenses and other current assets increased from $820,000 at December 31, 1998 to $847,000 at September 30, 1999.

The combined total of accounts payable and accrued expenses decreased from $4,398,000 at December 31, 1998 to $4,145,000 at September 30, 1999, primarily as a result of payment of liabilities, offset by an increase in the accrual for income taxes payable and fluctuations in foreign currency exchange rates. Short term borrowings decreased from $1,223,000 at December 31, 1998 to $954,000 at September 30, 1999, as a result of lower outstanding balances on lines of credit used for operating purposes in Spain and the effect of fluctuation in foreign currency exchange rates.

Fixed assets, net increased from $3,551,000 at December 31, 1998 to $3,892,000 at September 30, 1999, due primarily to renovations at the Spanish manufacturing facility and establishing a laboratory in the U.S., partially offset by recurring depreciation charges and the effect of fluctuations in foreign currency exchange rates.

Drug licenses and related costs, net increased from $2,433,000 at December 31, 1998 to $4,751,000 at September 30, 1999, primarily due to the February 1999 acquisition of permeation enhancement technology, which was purchased for a combination of cash, shares of the Registrant's Common Stock and issuance of stock purchase warrants and other drug licenses, partially offset by the effect of fluctuations in foreign currency exchange rates and recurring amortization charges.

Other non-current assets decreased from $1,873,000 at December 31, 1998 to $1,630,000 at September 30, 1999, primarily due to the effect of fluctuations in foreign currency exchange rates and recurring amortization charges.

Long term debt increased from $5,410,000 at December 31, 1998 to $5,448,000 at September 30, 1999, due primarily to accretion recorded on the Debentures issued in the Registrant's February 1996 public offering. Other non-current liabilities decreased from $290,000 at December 31, 1998 to $98,000 at September 30, 1999, primarily as a result of the issuance of approximately 66,000 shares of Common Stock as compensation to a consultant.

Investing activities, primarily the acquisition of drug delivery technology, capital improvements to the manufacturing facility in Spain, establishing a laboratory in the U.S. and the purchase of short term investments used net cash of $3,574,000 during the nine months ended September 30, 1999. Financing activities, primarily the exercise of approximately 859,000 Class A Redeemable Warrants, partially offset by repayment of short term borrowings for the nine months ended September 30, 1999, provided net cash of $2,399,000 and operating activities for the nine months ended September 30, 1999 used net cash of $1,012,000.

Given the Registrant's current liquidity and cash balances and considering its future strategic plans, the Registrant should have sufficient liquidity to fund operations into the year 2001, which should be a sufficient time frame for the Registrant to advance its strategic objectives and generate revenues and cash flow to support the Registrant's cash requirements. However, there can be no assurance that these objectives or revenues will be attained. The Registrant continues to explore alternative sources for financing its business activities. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development and the sale of certain of the assets of, or its subsidiaries.

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

The Registrant completed its assessment phase of the Year 2000 Issue. As a result, it was determined that certain IT systems (hardware and software) needed upgrading or replacing. The Registrant has completed the remediation project of upgrading and/or replacing its IT systems where appropriate. In addition, the Registrant is in the process of installing a new IT system at its operating subsidiary in Spain, at a total approximate cost of $70,000, all of which has been incurred and capitalized to date. This project was not accelerated nor precipitated by the Year 2000 Issue; however, it is anticipated that all aspects of the new system are Year 2000 compliant. Such expenditures have been budgeted and are being funded from operations. The new system has been installed and tested and began operating on November 1, 1999. Management of the Registrant has also conducted a review of its non-IT systems and has concluded that it is not materially exposed to non-IT system risks.

The Registrant has polled its significant suppliers, service providers and other third parties with whom it has material relationships to determine the extent to which it is vulnerable to a failure of any such third party to adequately address its own Year 2000 Issue. The Registrant has received responses from substantially all of such parties. No additional risks have been identified as a result of the responses received. External consultants have tested the Registrant's systems and have determined that its existing upgraded/replaced IT systems are now Year 2000 compliant.

In the view of management of the Registrant, not only is it possible that management may not have access to vital information which is used to make management decisions, but the manufacturing process could even be interrupted due to unavailability of raw materials or inoperable equipment and/or systems if the Registrant's assessment and remediation program was not successful.

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

Although the Registrant continues to focus on the Year 2000 issue and believes that it is now Year 2000 compliant, the Registrant is in the process of finalizing a contingency plan intended to mitigate the possible disruption in business operations that may result from the Year 2000 issue. Contingency plans to address the most reasonably likely worst case scenario described above may include the purchase of alternative hardware and software and other appropriate measures. Such plans will not, however, guarantee that no material adverse effects will occur.

The Registrant completed its Year 2000 project in October 1999 at a total cost of approximately $85,000 excluding the new IT system in Spain. Of the total project cost, approximately $35,000 was attributable to the purchase of new hardware and software, which has been capitalized. The Registrant incurred and expensed approximately $50,000 related to the assessment of, remediation and testing for compliance with its Year 2000 project.

Because of the importance of the potential impact of the Year 2000 Issue, the Registrant is finalizing contingency plans to address any issues that may not have been corrected by implementation of the Registrant's Year 2000 project in a timely manner. Such contingency plans may include considerations such as increasing inventories of raw materials, production of greater than normal quantities of finished goods, and implementation of manual back-up systems where appropriate.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

Foreign Currency
----------------

A substantial amount of the Registrant's business is conducted in Europe and is therefore influenced by the extent to which there are fluctuations in the dollar's value against other currencies, specifically the euro and the peseta. On January 1, 1999, the euro became the official currency of 11 European Union
(EU) member states with a fixed conversion rate against their national currencies. The value of the euro against the dollar and all other currencies, including those of the four EU member states that are not participating in the eurozone, will fluctuate according to market conditions. Although euro notes and coins will not appear until January 1, 2002, the new currency can be used by consumers, retailers, companies and public administrations from January 1, 1999, in the form of "written money," i.e. by means of checks, traveler's checks, bank transfers, credit card transactions, etc. The permanent value of one euro is fixed at 166.39 pesetas. The exchange rate at September 30, 1999 and December 31, 1998 was 156.17 and 141.97 pesetas per U.S. dollar, respectively. The weighted average exchange rate for the nine months ended September 30, 1999 and 1998 was 154.78 and 154.27 pesetas per U.S. dollar, respectively.

The effect of foreign currency fluctuations on assets and liabilities for the nine months ended September 30, 1999 was a decrease of $555,000 and the cumulative historical effect was a decrease of $2,157,000, as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section titled Accumulated other comprehensive loss. Although exchange rates recently fluctuated significantly, the Registrant does not believe that the effect of foreign currency fluctuation is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation. Nonetheless, the Registrant does not plan to modify its business practices. The Registrant has relied primarily upon financing activities to fund the operations of the Registrant in the United States. In the event that the Registrant is required to fund United States operations or cash needs with funds generated in Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

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

PART II.  OTHER INFORMATION
          -----------------

          ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
                    -----------------------------------------

         On June 30, 1999, the shareholders of the Registrant approved a proposal that authorized the change of the Registrant's state of incorporation from Florida to Delaware and adoption of a certificate of incorporation and by-laws, which conform to Delaware law as well as adoption of various anti-takeover provisions. Effective October 29, 1999, such reincorporation was completed by merging the Registrant with and into Bentley Pharma, Inc., a Delaware corporation, which was a wholly-owned subsidiary of the Registrant ("Bentley-Delaware"), with Bentley-Delaware being the surviving entity.

         This reincorporation/merger, in effect, caused the Registrant to be reincorporated in Delaware. On the effective date of the reincorporation/merger, each issued and outstanding share of Common Stock was converted into one (1) share of Common Stock, $.02 par value per share of Bentley-Delaware. On the effective date of the reincorporation/merger, Bentley-Delaware succeeded to all of the assets, liabilities and business of the Registrant and possesses all of the rights and powers of the Registrant. The business of the Registrant will continue to operate under the name, "Bentley Pharmaceuticals, Inc." The officers and directors of Bentley-Delaware are the same as the officers and directors of the Registrant. Stockholders of Bentley-Delaware, as stockholders of a Delaware corporation, will, in general, have the same rights that they possessed as stockholders of the Registrant, a Florida corporation, although certain changes are inherent in being incorporated in Delaware rather than in Florida. The Registrant has filed Amendment No. 1 on Form 8-A/A on October 29, 1999, which sets forth a description of the Common Stock of Bentley-Delaware, which is hereby incorporated by reference. The reincorporation/merger had no effect on the rights of holders of its 12% Debentures or Class B Warrants, other than that holders thereof will receive shares of Common Stock of Bentley-Delaware, a Delaware corporation, rather than of Bentley Pharmaceuticals, Inc., a Florida corporation, upon conversion or exercise, respectively.

         In connection with the reincorporation/merger, Bentley-Delaware adopted a Restated Certificate of Incorporation and Amended Restated By-Laws. On the effective date of the reincorporation/merger, each issued and outstanding share of Common Stock was automatically converted into one (1) share of Bentley-Delaware Common Stock. Stockholders may, but are not required to, surrender their present Common Stock certificates to the Registrant's Transfer Agent, American Stock Transfer and Trust Company, Inc., 40 Wall Street, New York, NY 10005, so that replacement certificates representing shares of Bentley-Delaware Common Stock may be issued in exchange therefor. Certificates representing Common Stock should not be destroyed or returned to the Registrant.

ITEM 5.  OTHER INFORMATION
         -----------------

         The Registrant relocated its corporate headquarters to New Hampshire in June 1999. All future correspondence should be addressed to:

                   Bentley Pharmaceuticals, Inc.
                   65 Lafayette Road, 3rd Floor
                   North Hampton, NH 03862
                   Telephone: 603.964.8006
                   Facsimile: 603.964.6889
                   www.bentleypharm.com

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits:

               3.1 Copy of Registrant's Restated Certificate of Incorporation (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement for Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 18, 1999.)

               3.2 Copy of Registrant's Amended and Restated By-Laws (Incorporated by reference to Appendix C to the Registrant's Proxy Statement for Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 18, 1999.)

               27.1 Financial Data Schedule (Filed herewith.)

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1999:

                    None.

          The Registrant has not filed any reports on Form 8-K subsequent to September 30, 1999.

All other items required in Part II have been previously filed or are not applicable for the quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BENTLEY PHARMACEUTICALS, INC.
                                         ---------------------------------------
                                         Registrant


November 2, 1999                    By:  /s/ James R. Murphy
                                         ---------------------------------------
                                         James R. Murphy
                                         Chairman, President and Chief Executive
                                           Officer
                                         (principal executive officer)


November 2, 1999                   By:   /s/ Michael D. Price
                                         ---------------------------------------
                                         Michael D. Price
                                         Vice President, Chief Financial
                                         Officer, Treasurer and Secretary
                                         (principal financial and accounting
                                         officer)