Form 10-K405
period 1999-12-31
BENTLEY PHARMACEUTICALS INC
filed 2000-03-30
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
 X       ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
---      EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1999
                                                        -----------------
                                       OR
[  ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
 --      EXCHANGE  ACT OF 1934 for the  transition  period  from  __________  to
         _____________

                         Commission File Number 1-10581
                                                -------

                          BENTLEY PHARMACEUTICALS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                                                       No.59-1513162
--------------------------------------------------------------           ------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. employer identification no.)

      65 Lafayette Road, 3rd Floor, North Hampton, NH                 03862
      -----------------------------------------------         -----------------
     (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (603) 964-8006
                                                         -----------------
           Securities registered pursuant to section 12(b) of the Act:

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

       Title of Class                   Aggregate Market Value      As of Close of Business on
-----------------------------           ----------------------      --------------------------
Common Stock, $.02 par  value                $95,989,178                     March 9, 2000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Title of Class                       Shares Outstanding       As of Close of Business on
-----------------------------           ----------------------      --------------------------
Common Stock, $.02 par value                  10,826,028                    March 9, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE
 Proxy Statement for the 2000 Annual Meeting of Stockholders - Incorporated by
                   Reference into Part III of this Form 10-K

                                     PART I

         ITEM 1.  BUSINESS
                  --------

         GENERAL

         Bentley Pharmaceuticals, Inc. (the "Registrant") is a U.S.-based drug delivery company specializing in the development of products based upon innovative and proprietary drug delivery systems, which also has a commercial presence in Europe, where it manufactures, markets and distributes branded and generic pharmaceutical products. The Registrant owns rights to certain U.S. and international patents and related technology covering methods to enhance the absorption of drugs delivered to biological tissues. The Registrant is developing this technology and is targeting U.S., European and other international markets for the new product applications. The Registrant is in negotiations with larger pharmaceutical companies with the objective of collaborating in the development and marketing of various product applications, including the treatment of onychomycosis, delivery of insulin, hormone replacement therapies, vaccines and peptides.

         It is the Generally Recognized as Safe ("GRAS") status, format independence, and lack of irritation that set the Registrant's technology apart from other related drug delivery systems. Studies have demonstrated that the excipients resulting from this technology enhance the absorption of pharmaceutical products, whether formulated in creams, ointments, gels, solutions, lotions, or patches and have proven to be efficient in delivering both hydrophilic and lipophilic agents.

         The Registrant is currently investigating additional patents in drug delivery, both in the extension of its current technology and as new systems applicable to pharmaceutical patches, peptides and vaccines. The Registrant's objective is to enter into several new licensing collaborations in the near future, utilizing its permeation enhancement technology.

         The Registrant relocated its corporate headquarters from Florida to New Hampshire in 1999, where it also opened a research facility to develop and optimize enhanced formulations utilizing its permeation technology. Studies are performed in vitro utilizing freshly excised human skin to demonstrate the permeation of drugs through the stratum corneum and are quantified in the epidermis, dermis and receptor fluid.

         In Spain, the Registrant acquires, licenses or develops and registers late stage products, and manufactures, packages and distributes its own products and products under contract for other pharmaceutical companies. All of the Registrant's revenues for the year ended December 31, 1999 are derived from its operating subsidiary, Laboratorios Belmac S.A., in Spain.

          The strategic focus of the Registrant has shifted in response to the evolution of the global health care environment. The Registrant emphasizes product distribution in Spain, strategic alliances and product acquisitions. Its overall strategy has been expanded due to the 1999 acquisition of permeation enhancement technology, which will require limited development expenditures while providing a multitude of opportunities for strategic partnerships and/or alliances, which are anticipated to lead to milestone payments and royalty arrangements with the strategic partners bearing the majority of development costs. Since this technology is based on a series of GRAS compounds, products may be developed in a quicker and less costly fashion. The technology facilitates the permeation of drugs administered through skin, across mucosa or through the cornea in a variety of independent pharmaceutical formats. The excipient most advanced in facilitating absorption is referred to by the Registrant as CPE-215, although there are a number of other related compounds under the same patents that have equally impressive enhancing characteristics.

         The Registrant was organized under the laws of the State of Florida in February 1974 and operated as a Florida corporation until October 1999, when it changed its state of incorporation to Delaware by effecting a merger of the Registrant with and into Bentley Pharma, Inc., a Delaware corporation, which was a wholly-owned subsidiary of the Registrant. Bentley Pharma, Inc. was the surviving entity of the merger and its name was changed to Bentley Pharmaceuticals, Inc., the name that the Registrant uses to conduct its business. The Registrant also adopted a certificate of incorporation and bylaws, which conform to Delaware law.

         In December 1999, the Registrant's Board of Directors adopted a stockholder rights plan designed to prevent a potential acquirer from gaining control of the Registrant without fairly compensating all of the Registrant's stockholders and to protect the Registrant from coercive takeover attempts. The Board of Directors approved the declaration of the dividend of one right for each outstanding share of the Registrant's Common Stock on the record date of December 27, 1999. Each of the rights, which are not currently exercisable, entitles the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $16.50. The rights will become exercisable only if any person or group of affiliated persons beneficially acquire(s) 15% or more of the Registrant's Common Stock. Under certain circumstances, each holder of a right (other than the person or group who acquired 15% or more of the Registrant's Common Stock) is entitled to purchase a defined number of shares of the Registrant's Common Stock at 50% of the market price of the Common Stock at the time that the right becomes exercisable.

         PRODUCT LINES

         The Registrant currently manufactures, markets and sells pharmaceutical products in Spain and exports certain of those products to various countries. The Registrant discontinued its disposable linen product line during 1998.

         The Registrant's sales by its primary product lines are as follows (in thousands):


                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                      1999             1998             1997
                                                                      ----             ----             ----
         Pharmaceutical and Consumer Health Care Products            $20,249          $15,148          $14,520

         Disposable Linen Products                                         -               95              382
                                                                     -------          -------          -------
                             Total                                   $20,249          $15,243          $14,902
                                                                     =======          =======          =======

         PHARMACEUTICAL MANUFACTURING AND MARKETING IN SPAIN

         Laboratorios Belmac, the Registrant's subsidiary in Spain, manufactures and markets pharmaceutical products within four primary therapeutic categories of cardiovascular, gastrointestinal, neurological, and infectious diseases. The Registrant manufactures or distributes a variety of dosage forms of various pharmaceuticals in its manufacturing facility in Zaragoza, Spain both for its own sales and under contract for others. The manufacturing facility was renovated in 1995 and brought into full compliance with European Union Good Manufacturing
         Practices (GMPs) for solid and liquid dosage forms. Additional renovations were completed in 1998 and 1999 and expansion of the facility is underway during 2000. The Registrant has budgeted approximately $1,400,000 for year 2000 capital improvements and equipment purchases at its manufacturing facility in Spain, which it expects to fund with cash flows from operations. Among the products Laboratorios Belmac manufactures and/or distributes, each of which is registered with Spain's Ministry of Health, are:

                  Belmazol(R). Belmazol, whose generic name is omeprazole, is used primarily for hyperacidity problems related to ulcers and, secondarily, for the treatment of gastroesophageal reflux disease. Omeprazole is a proton pump inhibitor, which inhibits the hydrogen/potassium ATPase enzyme system at the secretory surface of gastric parietal cells. Because this enzyme system is regarded as an acid pump within the gastric mucosa, it has been characterized as a gastric acid pump inhibitor in that it blocks the final step of acid production. This compound has been used in combination with antibiotics for the treatment of ulcers when it is suspected that Helicobacter pylori, bacteria, are the etiologic agent. Omeprazole is marketed in the United States by AstraZeneca.

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

                  Arzimol(TM). Arzimol, whose generic name is Cefprozil, is an oral antibiotic in the cephalosporin class, marketed in Spain by the Registrant under a distribution agreement with Bristol Myers Squibb.

                  Loperamida(R). Loperamida, whose generic name is loperamide hydrochloride, a product launched by the Registrant in Spain in March 1995, is a compound that inhibits gastrointestinal motility and is useful in the treatment of diarrheal conditions and colitis. Loperamide hydrochloride is marketed in the United States by several drug companies, including McNeil, Proctor & Gamble, Teva and Geneva.

                  Lactoliofil(R). Lactoliofil is an anti-diarrheal agent whose mechanism of action is the restoration of gastrointestinal flora.

                  Neurodavur(R)   and   Neurodavur   Plus(R).   Neurodavur   and
         Neurodavur Plus are vitamin B compounds used for the enhancement of activity in the central and peripheral nervous systems.

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

                  Cimascal and Cimascal D Forte(R). Cimascal is a calcium carbonate product useful in the prevention of osteoporosis. It is also marketed in combination with Vitamin D.

                  Rimagrip Complex(R). Rimagrip Complex is a product used for the treatment of cough, cold and flu symptoms.

                  Amantadine(R).  Amantadine  is an  anti-viral  product for the
         prevention  of  influenza   symptoms  and  symptoms   associated   with
         Parkinson's Disease.

                  Generic Antibiotics. Laboratorios Belmac sells various other types of generic antibiotics for which patent protection no longer exists, such as amoxicillin, ampicillin and injectable forms of penicillin (Bactosone Retard(R)).

         Controlvas and Belmazol, together, represent approximately 52% of the sales of Laboratorios Belmac.

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

         The Registrant maintains an internal marketing and sales staff of approximately 82 in Spain to market the pharmaceuticals it produces. The Registrant's sales force competes by emphasizing highly individualized customer service in all major cities, provinces and territorial islands of Spain.

         The Registrant exports pharmaceuticals manufactured by Laboratorios Belmac outside Spain through local distributors and brokers, particularly in Eastern Europe, Northern Africa, China, Central and South America.

         CONTRACT MANUFACTURING. Since Laboratorios Belmac currently utilizes less than 100% of its plant capacity to manufacture its own products, Laboratorios Belmac has engaged in contract manufacturing of pharmaceuticals owned by other companies such as Italpharmaco, Ratiopharm, Juste, and Ethypharm. The Registrant manufactures these pharmaceuticals to its customers' specifications, and packages them with the customers' labels. Occasionally, to assure product uniformity and quality, employees of these customers will work at the Registrant's manufacturing facility. The Registrant has experienced significant growth in sales of its own products in recent years; consequently, the Registrant is currently utilizing more of its manufacturing facility capacity to manufacture its own products and expects that contract manufacturing activities will decrease in the future as the Registrant continues to use more and more of its capacity to manufacture its own products.

         As a result of Spain's entry into the European Union, Spain implemented new pharmaceutical manufacturing standards and the Registrant was required to modify its facility to comply with these regulations. Laboratorios Belmac accomplished such renovations without interruption of sales or distribution. After an inspection, in July 1995 the operating areas of the facility were determined to be in compliance with European GMPs by Spain's Ministry of Health. Additional renovations were undertaken in 1998 and 1999 to further upgrade the Registrant's manufacturing facility and inspection in November 1999 confirmed continuing compliance with European GMPs. Expansion of the facility is underway in 2000.

         PRODUCTS UNDER DEVELOPMENT

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

         The Registrant was assigned certain patents and hydrogel drug delivery technology during the year ended December 31, 1999 (See "--Partnership Venture") and has contacted other pharmaceutical companies with objective of licensing such patents and technology for co-development and marketing of product applications that may result from the exploitation of this technology.

         Laboratorios Belmac purchased dossiers and/or submitted new registrations for a number of new products during 1998 and 1999, such as Fluoxitine (an anti-depressant product), Diltiazem SR (a cardiovascular product), Pentoxyfiline SR (a peripheral vasodilator), Ibuprofen (a non-steroidal anti-inflammatory analgesic), Selegilene (a product for treatment of Parkinson's Disease), Ciprofloxacin (an antibiotic) and Doxazocin (a product for treatment of benign prostatic hyperplasia (bph)). The Spanish registration process for these products could span one to two years before authorization to market these products is received.

         PARTNERSHIP VENTURE

         In March 1994 a subsidiary of the Registrant formed a partnership with a subsidiary of Maximed Corporation, headquartered in New York, and planned to market, through this partnership, a range of hydrogel based feminine health care products, including a contraceptive, an antiseptic, an antifungal and an antibacterial. In December 1994, the Registrant commenced litigation against its partner claiming interference in the management of the partnership and misrepresentation under the partnership agreement. The Registrant was awarded a judgment in the amount of $7.68 million in

         1998, which was affirmed by the U.S. Court of Appeals. The Registrant attempted to collect the judgment, but was unable to obtain cash from its partner to satisfy the judgment. Consequently, the Registrant decided to seek assignment of partnership technology and related patents in an effort to satisfy the judgment. As a result, the technology and patents were assigned to the Registrant in October 1999 and the Registrant recorded such assignment as a distribution from the partnership. Although the Registrant remains responsible for funding activities of the partnership, the partnership is not currently engaged in business activities, nor does the Registrant anticipate that it will engage in any business activities in the future. The affairs of the partnership are in the process of being concluded and the Registrant plans to dissolve the partnership.

         SOURCES AND AVAILABILITY OF RAW MATERIALS

         The Registrant purchases, in the ordinary course of business, necessary raw materials and supplies essential to the Registrant's operations from numerous suppliers. There have been no availability problems or supply shortages nor are any anticipated.

         PATENTS, TRADEMARKS, LICENSES AND REGISTRATIONS

         Few of the products currently being sold by the Registrant are protected by patents owned by the Registrant. However, where possible, patents and trademarks will be sought and obtained in the United States and in all countries of principal marketing interest to the Registrant. The Registrant has filed or has rights to certain patent applications, particularly with regard to its permeation enhancement technology and hydrogel technology. However, there can be no assurance that its rights will afford adequate protection to the Registrant. In addition, the Registrant also relies on unpatented proprietary technology in the development and commercialization of its products. There is no assurance that others may not independently develop the same or similar technology.

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

         The Registrant acquired patents and related permeation enhancement technology in February 1999 and plans to develop alternative delivery methods for currently marketed products, thereby extending their marketing exclusivity. The patent coverage includes the United States, Japan, Korea and most major European markets.

         Laboratorios Belmac owns approximately 50 trademarks for pharmaceutical products and one patent, which were granted by Spain's Bureau of Patents, and Trademarks. In Spain, patents expire after 20 years. Trademarks expire after 10 years, but can be renewed. All prescription pharmaceutical products marketed by Laboratorios Belmac in Spain have been registered with and approved by Spain's Ministry of Health. To register a pharmaceutical with the Ministry requires the submission of a registration dossier, which includes all pre-clinical, clinical and manufacturing information. The registration process generally takes approximately two years or more. There can be no assurance that a competitor has not or will not submit additional registrations for products substantially similar to those marketed by Laboratorios Belmac.

         COMPETITION

         All of the Registrant's current and future products face strong competition both from existing drugs and products and from new drugs and products being developed by others. This competition potentially includes national and multi-national pharmaceutical and health care companies of all sizes. Many of these other pharmaceutical and health care concerns have far greater financial resources, technical staffs and manufacturing and marketing capabilities than the Registrant. Acceptance by hospitals, physicians and patients is crucial to the success of a pharmaceutical or health care product.

         The Registrant competes primarily in Spain, which is a large, developed population center in Europe. Since Spain is a member of the European Union, the Registrant expects to be able to target the European Union's larger population as harmonization eliminates the barriers between countries.

         Laboratorios Belmac competes with both large multinational companies and national Spanish companies, which produce most of the same products Laboratorios Belmac manufactures. For example, there are currently many companies, such as Astra Espana S.A., which market and sell omeprazole. Similarly, many companies currently sell enalapril, with Merck, Sharp & Dome de Espana, S.A. being the product leader. Others of the products sold by Laboratorios Belmac, such as Onico-Fitex, are more unusual and have fewer competitors. The contract manufacturing performed by Laboratorios Belmac has a number of competitors.

         CUSTOMERS

         The incidence of certain infectious diseases, which occur at various times in different areas of the world, affects the demand for the Registrant's antibiotic products when they are marketed in each area. Orders for the Registrant's products are generally filled on a current basis, and no order backlog existed at December 31, 1999. No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts at the election of any governmental authority. With the exception of two customers (Cofares and Antibioticos Farma) whose purchases accounted for 13.0% and 12.6% of consolidated revenues, respectively, there were no other customers who accounted for in excess of 10% of the Registrant's consolidated revenues during the year ended December 31, 1999. One customer (Cofares) accounted for 11.5% of the Registrant's consolidated revenues during the year ended December 31, 1998; however, no other customers accounted for sales in excess of 10% of consolidated revenues in 1998. There were no customers during the year ended December 31, 1997 who accounted for in excess of 10% of the Registrant's consolidated revenues.

         RESEARCH AND DEVELOPMENT

         The strategic focus of the Registrant has shifted in response to the evolution of the global health care environment. The Registrant has moved from a research and development-oriented pharmaceutical company, which required developing products from the chemistry laboratory through marketing, to a company seeking to acquire late-stage development compounds that can be marketed within one or two years or currently marketed products. The Registrant had decreased its research and development spending over the past few years. However, the Registrant's strategy shifted due to the February 1999 acquisition of permeation enhancement technology, which will require limited developmental expenditures while providing a multitude of opportunities for strategic partnerships and/or alliances. In conjunction with its relocation from Florida, the Registrant established a laboratory in New Hampshire during the year ended December 31, 1999 for formulation development and testing of potential product applications. The Registrant is currently pursuing strategic alliances with respect to this technology, which are anticipated to lead to milestone payments and royalty arrangements with the strategic partners bearing the majority of development costs. This technology is based on FDA GRAS (Generally Recognized As Safe) compounds, which should result in significantly reduced pre-clinical trials (animal testing) and developmental costs.

         The Registrant spent $685,000, $153,000 and $324,000 in the years ended December 31, 1999, 1998 and 1997, respectively, on research and development to develop new products and processes and to improve existing products and processes. The Registrant intends to continue to carefully manage its research and development activities with the establishment of priorities based on both technical and commercial criteria and to carefully supervise such expenditures in view of its limited resources. Research and development expenditures in 2000 are expected to be greater than in recent years, however, due to planned development of the permeation enhancement technology described above.

         Laboratorios  Belmac  is  also  engaged  in  limited  research  of drug
         delivery   systems,   such  as  sustained   release  and   time-release
         formulations, through a collaborative venture with a customer.

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

         United States. The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an Investigational New Drug Application, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a New Drug Application ("NDA") to the FDA, and (v) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with current GMPs for drugs. To supply products for use in the United States, foreign manufacturing establishments must comply with GMPs and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

         Following completion of laboratory animal testing, clinical trials are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate clinical efficacy further and to further test for safety within an expanded patient population at multiple clinical study sites. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if there are significant safety issues.

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

         The Registrant's products under development, including potential products arising from the use of its permeation enhancement drug delivery technology or its hydrogel technology, must go through the approval process delineated above prior to gaining approval by the FDA for commercialization.

         Spain. As a manufacturer in Spain, which is a member of the European Union, Laboratorios Belmac is subject to the regulations enacted by the European Union. Prior to Spain's entry into the European Union in 1993, the pharmaceutical regulations in Spain were less stringent and Laboratorios Belmac, along with all Spanish companies, have had to modify their procedures to adapt to the new regulations, which are similar to the regulations promulgated by the United States Food & Drug Administration discussed above. In general, these regulations are essentially consistent with those of the FDA and require a manufacturer of a proposed pharmaceutical to show efficacy and safety. The development process in Spain goes through the same phases (i.e. I, II, III) as in the United States to assure their safety and efficacy. A dossier on each pharmaceutical is prepared, which could take one to two years or more for review by the Ministry of Health. The pharmaceutical can then only be sold to the public with a prescription from a medical doctor.

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

         Although the Registrant marketed disposable linen products in the United States until December 1998, all of the Registrant's sales are now generated from Spain. International operations are subject to certain additional risks inherent in conducting business outside the United States, including price and currency exchange controls, changes in currency exchange rates, limitations on foreign participation in local enterprise, expropriation, nationalization, and other governmental action.

         A substantial amount of the Registrant's business is conducted in Europe and is therefore influenced by the extent to which there are fluctuations in the dollar's value against other currencies, specifically the Euro and Peseta. (See discussion of foreign currency in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk".)

         To the best of its knowledge, the Registrant is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position with respect to any of its operations.

         EMPLOYEES

         The Registrant and its subsidiaries employ approximately 164 people, 7 of whom are employed in the United States and 157 in Spain, as of March 9, 2000. Of such employees, approximately 61 are principally engaged in manufacturing activities, 82 in sales and marketing, 4 in product development and 17 in management and administration. In general, the Registrant considers its relations with its employees to be good.

         FINANCIAL   INFORMATION   RELATING  TO  GEOGRAPHIC  AREAS  AND  FOREIGN
         OPERATIONS

         For information regarding the Registrant's foreign operations, see Note 12 of Notes to Consolidated Financial Statements.

         RISK FACTORS

         RISKS ASSOCIATED WITH OUR PAST FINANCIAL RESULTS

         We could be required to cut back or stop operations if we are unable to
         -----------------------------------------------------------------------
         raise or obtain needed funding
         ------------------------------

         We have experienced losses since inception, resulting in the need to fund our operations through outside financing. A 1996 Public Offering resulted in net proceeds of approximately $5,700,000, some of which was used to repay debt incurred in 1995 private placements. We also received approximately $9,800,000 in 1997, when approximately 70% of our then outstanding Class A Warrants were exercised and approximately $2,600,000 in 1999 upon the exercise of approximately 859,000 Class A Warrants. The remaining 1,252,000 Class A Warrants expired unexercised. The Class A Warrants originally were sold as a component of the 1996 Public Offering. Our future existence and profitability depends on our ability to fund and expand operations in an effort to achieve profits from operations. We cannot assure you that our business will ultimately generate sufficient revenue to fund our operations on a continuing basis.
         Although we were founded in 1974, we have only generated revenue from product-related sales since August 1991. We have used cash from outside financing to fund our operations. We have made progress toward commercialization of specific products and have begun to commercialize others. We are now generating revenues from sales of products by our subsidiary, Laboratorios Belmac, S.A., a pharmaceutical manufacturer located in Spain. We acquired Laboratorios Belmac in February 1992. Substantial amounts of time and financial and other resources will be required to complete the development and clinical testing of our products currently under development. Due to our limited cash, we are seeking strategic partners for development and marketing of potential products employing our technology. We cannot assure you that we will receive additional funding necessary to continue research and development activities, that we will be successful in attracting strategic partners or that we will otherwise succeed in developing any additional products with commercially valuable applications.

         We believe that with our emphasis on product distribution in Spain, strategic alliances and product acquisitions together with careful management of our research and development activities and the net proceeds from the 1996 Public Offering, that we should have sufficient liquidity to enable us to conduct our existing operations for the year 2000 and into 2001, of which we cannot assure you. However, our pharmaceutical products being developed, and which may be developed, will require the investment of substantial additional time as well as financial and other resources in order to become commercially successful. Following the development period, our products will generally be required to go through lengthy governmental approval processes, including extensive clinical testing, followed by educating physicians, pharmacists and consumers about the benefits of our product and developing a market for our product. Revenues from our operations and cash may not be sufficient over the next several years for commercializing any of the products we are currently developing. Consequently, we may require additional licensees or partners and/or additional financing. We cannot assure you that we can conclude such commercial arrangements or obtain additional capital when needed on acceptable terms, if at all.

         At December 31, 1999, we had net operating loss carry forwards (the "NOLs") of approximately $30,900,000 available to offset future U.S. taxable income. NOLs are losses reflected on tax returns that we could use to offset future U.S. taxable income, subject to various legal restrictions.

         We have a history of losses and if we do not achieve  profitability  we
         -----------------------------------------------------------------------
         may not be able to continue our business in the future
         ------------------------------------------------------

         As of December 31, 1999 we have accumulated losses (accumulated deficit) of approximately $74,948,000. Although we reported profits in the fourth quarter of 1999, we may incur additional losses until we can successfully market and distribute our products and develop new technologies and commercially viable future products. If we are unable to do so, we will continue to have losses and might not be able to continue our operations.

         We have incurred the following losses since 1997:

         Fiscal year ended:

          o    December 31, 1997 ............... $3,815,000

          o    December 31, 1998 ............... $2,876,000

          o    December 31, 1999 ............... $1,090,000


         We may be restricted  from using our net operating  loss carry forwards
         -----------------------------------------------------------------------
         due to a change in equity ownership and a change in our tax year
         ----------------------------------------------------------------

         As of December 31, 1999, we had NOLs of approximately $30,900,000 available to offset future U.S. taxable income. The use of the NOLs generated through December 31, 1997 may be limited to approximately $1,000,000 each year as a result of stock, option and warrant issuances resulting in an ownership change of more than 50% of our outstanding equity. The NOL of approximately $1,600,000 and $3,200,000 generated during the tax years ended December 31, 1999 and 1998, respectively, are available to offset future taxable income without limitation. Additionally, approximately $1,800,000 of the NOL generated in 1995 available to offset future U.S. taxable income will be limited to approximately $300,000 per year over the next six years due to the change in tax year end during 1995. We used approximately $14,000,000 of NOLs to offset taxable income during 1997. If not offset against future taxable income, the NOL carry forwards will expire in tax years 2008 through 2019.

         RISKS ASSOCIATED WITH OUR BUSINESS

         Successful development of current and future products is uncertain
         ------------------------------------------------------------------

         We recently purchased technology to enhance the penetration of certain pharmaceutical products through the dermal layers of the skin. Although several systems have been developed by various pharmaceutical companies to enhance the transdermal delivery of specific drugs, relatively limited research has been conducted in the expansion of transdermal delivery systems to a wider range of pharmaceutical products. Transdermal delivery systems are currently marketed for only a limited number of products. In addition, transdermal delivery systems used to date have often demonstrated adverse side effects for users, such as skin irritation and delivery difficulties.

         Our proposed products are in the early development stage, require significant further development, testing and regulatory clearances and are subject to the risks of failure inherent in the development of products based on innovative technologies. Due to our limited resources, collaboration will be essential in order to complete the development of specific products. No assurance can be given that the necessary collaboration will be obtained. Risks during development include the possibilities that any or all of the proposed products may be found to be ineffective or toxic, or otherwise may fail to receive necessary regulatory clearances; that the proposed products, although effective, may be uneconomical to market; or that third parties may market superior or equivalent products. Due to the extended testing and regulatory review process required before marketing clearance can be obtained, we do not expect to be able to realize royalty revenues from the sale of any drugs in the near term.

         Clinical  trial  results  may result in  failure  to obtain  regulatory
         -----------------------------------------------------------------------
         approval and inability to sell products
         ---------------------------------------

         Before approving a drug for commercial sale as treatment for a disease, the FDA and other regulatory authorities generally require that the safety and efficacy of a drug be demonstrated in humans. If our clinical trials do not demonstrate the safety or efficacy of our products, or if we otherwise fail to obtain regulatory approval for our products, we will not be able to generate revenues from the commercial sale of our products. Any human pharmaceutical product developed by us would require clearance by Spain's Ministry of Health for sales in Spain, the U.S. Food and Drug Administration for sales in the United
         States and similar agencies in other countries. The process of obtaining these approvals is costly and time-consuming, and there can be no assurance that such approvals will be granted. In general, only a small percentage of new pharmaceutical products achieve commercial success. Such governmental regulation may prevent or substantially delay the marketing of our products and may cause us to undertake costly procedures with respect to our research and development and clinical testing operations which may provide a competitive advantage to more substantially capitalized companies which compete with Bentley. Even if we receive regulatory approval, these agencies may, nevertheless, limit the uses of the product. In addition, we are required, in connection with our activities, to comply with good manufacturing practices (GMPs) and local, state and federal regulations. Non-compliance with these regulations could have a material adverse effect on Bentley and/or prevent the commercialization of our products and can, among other things, result in:

          o    fines;
          o    suspended regulatory approvals;
          o    refusal to approve pending applications;
          o    refusal to permit exports from the United States;
          o    product recalls;
          o    seizure of products;
          o    injunctions;
          o    operating restrictions; and
          o    criminal prosecutions.

         Our  patent  position  is  uncertain  and our  success  depends  on our
         -----------------------------------------------------------------------
         proprietary rights
         ------------------

         We have filed numerous patent applications and have been granted or have acquired a number of patents. However, there can be no assurance that our pending applications will be issued as patents or that any of our issued patents will afford adequate protection to us or our licensees. Other private and public entities have also filed applications for, or have been issued, patents and are expected to obtain patents and other proprietary rights to technology, which may be harmful to the commercialization of our products. We cannot determine the ultimate scope and validity of patents which are now owned by or may be granted to third parties in the future, the extent to which we may wish or be required to acquire rights under such patents, or the cost or availability of such rights. In addition, we also rely on unpatented proprietary technology in the development and commercialization of our products. There is no assurance that others may not independently develop the same or similar technology or obtain access to our proprietary technology. Additionally, if our technologies, product candidates, methods or processes infringe upon the intellectual property rights of other parties, we could incur substantial liability costs and we may have to:

          o    obtain  licenses  from the owners of such  intellectual  property rights;
          o    redesign   our  product   candidates   or   processes   to  avoid
               infringement;
          o stop using the subject matter claimed in the patents held by others;
          o    pay damages; or
          o defend litigation or administrative proceedings which may be costly whether we win or lose.

         We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovations to develop our competitive position. All of our employees with access to our proprietary information have entered into confidentiality agreements and have agreed to assign to us any inventions relating to our business made by them while in our employ. However, there can be no assurance that others may not acquire or independently develop similar technology or, if patents in all major countries are not issued with respect to our products, that we will be able to maintain information pertinent to such research as proprietary technology or trade secrets.

         We may have to lower prices or spend more money to effectively  compete
         -----------------------------------------------------------------------
         against companies with greater resources than us, which could result in
         -----------------------------------------------------------------------
         lower revenues and/or profits
         -----------------------------

         We compete with other pharmaceutical companies, biotechnology firms and chemical companies, many of which have substantially greater financial, marketing and human resources than us (including substantially greater experience in clinical testing, production and marketing of pharmaceutical products). We cannot assure you that we will be able to compete successfully given these factors. For example, if our competitors offer lower prices, we could be forced to lower prices, which would result in reduced margins and a decrease in revenues. If we do not lower prices we could lose sales and market share. In either case, if we are unable to compete against companies who can afford to cut prices, we would not be able to generate sufficient revenues to grow Bentley or reverse our history of losses. We also experience competition in the development of our products and processes from individual scientists, hospitals, universities and other research institutions and, in some instances, compete with others in acquiring technology from these sources.

         Rapid technological change may result in our products becoming obsolete
         -----------------------------------------------------------------------
         before we recoup a significant portion of related costs
         -------------------------------------------------------

         The pharmaceutical industry has undergone rapid and significant technological change. We expect the technology to continue to develop rapidly, and our success will depend significantly on our ability to maintain a competitive position. We have recently shifted our strategic focus so that we do not rely on research and development of pharmaceuticals from concept through marketing. Instead, we seek to acquire late-stage development compounds that can be marketed within approximately one year and currently-marketed products. Rapid technological development may result in actual and proposed products or processes becoming obsolete before we recoup a significant portion of related research and development, acquisition and commercialization costs.

         Pharmaceutical pricing is uncertain and may result in a negative effect
         -----------------------------------------------------------------------
         on our profitability
         --------------------

         Our levels of revenues and profitability may be negatively affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, including Spain, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive basis.

         We depend on third parties for commercialization in the United States
         ---------------------------------------------------------------------

         We intend to sell our products in the United States and internationally in collaboration with one or more marketing partners. We do not presently possess the resources or experience necessary to market our products in the U.S. We presently have no agreements for the licensing or marketing of our product candidates, and we cannot assure you that we will be able to enter into any such agreements in a timely manner or on commercially favorable terms, if at all. Development of an effective sales force requires significant financial resources, time and expertise. We cannot assure you that we will be able to obtain the financing necessary or to establish such a sales force in a timely or cost effective manner, if at all, or that such a sales force will be capable of generating demand for our product candidates.

         As a  producer  of  "Orphan  Drugs"  we may  be  required  to  continue
         -----------------------------------------------------------------------
         producing the product regardless of its potential
         -------------------------------------------------

         An Orphan Drug is a product or products used to treat a rare disease or condition, which, as defined under United States law, is a disease or condition that affects populations of less than 200,000 individuals or, if victims of a disease number more than 200,000, the sponsor establishes that it does not realistically anticipate its product sales will be sufficient to recover its costs. If a product is designated an Orphan Drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. In Spain, Orphan Drugs are given a preference in the pharmaceutical review process by Spain's Ministry of Health if it can be shown that the product is an important therapeutic agent and there is unequivocal data supporting its efficacy. The Ministry of Health has the authority to require pharmaceutical manufacturers to continue to produce products, which are Orphan Drugs regardless of their commercial potential. As required by the Ministry of Health, Laboratorios Belmac currently manufactures and distributes one Orphan Drug, Anacalcit, which is used in the treatment of nephrolithiasis. We do not currently market any Orphan Drugs in the United States.

         We depend on key  personnel and must continue to attract and retain key
         -----------------------------------------------------------------------
         employees
         ---------

         We believe that we have been able to attract skilled and experienced management and scientific personnel. We cannot assure you, however, that we will continue to attract and retain personnel of high caliber. While we believe that we have assembled an effective management team, the loss of several individuals who are considered key management or scientific personnel could have an adverse impact on Bentley.

         We face product liability risks
         -------------------------------

         We face an inherent business risk of exposure to product liability claims in the event that the use of our technology or prospective products is alleged to have resulted in adverse effects. While we have taken, and will continue to take, what we believe are appropriate precautions, there can be no assurance that we will avoid significant liability exposure. We maintain product liability insurance in the amount of $5 million. However, we cannot assure you that this coverage will be adequate in terms and scope to protect us in the event of a product liability claim. In connection with our clinical testing activities, we may, in the ordinary course of business, be subject to substantial claims by, and liability to, subjects who participate in our studies.

         We face risks when doing business outside of the United States
         --------------------------------------------------------------

         Nearly all of our revenues during the three years ended December 31, 1999 have been generated outside the United States, from our subsidiary in Spain. There are risks in operations outside the United States, including, among others, the difficulty of administering businesses abroad, exposure to foreign currency fluctuations and devaluations or restrictions on money supplies, foreign and domestic export law and regulations, taxation, tariffs, import quotas and restrictions and other political and economic events beyond our control. We have not experienced any material effects of these risks as of yet; however there can be no assurance that they will not have such an effect in the future.

         Our computer systems may fail which may disrupt our business
         ------------------------------------------------------------

         We recognized the need to ensure that our business operations would not be adversely impacted by the Year 2000 issue. As a result, we completed an assessment of how we might be impacted by the Year 2000 issue. We engaged information system consultants to evaluate our systems and technology. Our assessment process included a review of our information as well as non-information technology systems. We also considered the potential impact on our operations and business model in the event that third parties with whom we have material relationships failed to resolve their own Year 2000 issues. The results of our assessment phase indicated that certain information technology systems (hardware and software) needed upgrading or replacing. Our management also conducted a review of our non-information technology systems and concluded that it was not materially exposed to non-information technology system risks. We polled our significant suppliers, service providers and other third parties with whom we have material relationships to determine the extent to which we were vulnerable to a failure of any such third party to adequately address its own Year 2000 issue.

         We modified, where needed, our computer applications to ensure that they will function properly beyond 1999. We replaced certain systems and applications with the assistance of external consultants. We believe that the modifications to existing software and conversions to new software applications, which are year 2000 compliant, mitigated the year 2000 issue. We have determined that we have no exposure to contingencies related to the Year 2000 issue for the products we have sold or anticipate selling in the future.

         Now that we have entered the Year 2000, testing of our information systems has been continued, and to date, we have not experienced any material Year 2000 disruptions or failures of our systems, nor have we been notified of any disruptions or failures of the systems of any of the third parties with whom we do business. However, there is an ongoing risk that Year 2000 related problems could still occur and we will continue to monitor Year 2000 issues as they relate to our internal computer systems and third party computer systems with whom we interact. We cannot provide assurance that our Year 2000 compliance program, or similar programs by third parties with whom we do business, will be successful. We may incur significant costs in resolving any Year 2000 issues that may arise in the future. If not resolved, these issues could have a significant adverse impact on our business, operating results and financial position.

         RISKS ASSOCIATED WITH OUR SECURITIES

         Your percentage of ownership,  voting power and price of Bentley common
         -----------------------------------------------------------------------
         stock may decrease as a result of events,  which increase the number of
         -----------------------------------------------------------------------
         shares of our outstanding common stock
         --------------------------------------

          As of December 31, 1999, we had the following capital structure:


          Common stock outstanding:                                          10,230,000

          Common stock issuable upon:

                   Exercise of Class B warrants:                              2,876,000
                   Exercise of underwriter warrants:                            690,000
                   Conversion of Debentures:                                  2,902,000
                   Exercise of other warrants:                                1,240,000
                   Exercise of options:                                       1,927,000
                   Other Shares issuable:                                         3,000
                                                                              ---------

          Total Common stock outstanding assuming conversion/                19,868,000
          exercise of all outstanding securities:                            ==========



          On March 9,  2000,  our Board of  Directors  agreed to redeem  our 12%
          Convertible Senior Subordinated Debentures. Written notice is being provided to all holders of the Debentures, which provides that if the Debentures are not converted into shares of our Common Stock by April 12, 2000, then the remaining Debentures will be redeemed by us for 105% of the principal amount plus accrued interest, or $1,050 plus accrued interest of $4 per Debenture. Each Debenture is convertible into 400 shares of Common Stock until April 12, 2000. As of March 9, 2000, there are 6,985 Debentures outstanding, which if all converted into shares of Common Stock, will result in the issuance of 2,794,000 shares of Common Stock, reducing interest expense by approximately $1,000,000 per year.

          However, if the holders of all 6,985 Debentures outstanding on March 9, 2000 decided not to convert such Debentures into shares of our Common Stock, but decided instead to receive cash of $1,054 (including accrued interest) for each outstanding Debenture, we would have to pay an aggregate of $7,362,000 to redeem the Debentures. As long as the market price of the Common Stock remains above $2.625 per share, the holders of the Debentures would receive Common Stock upon conversion, which is worth more than the cash they would receive upon redemption.

          If all of the outstanding warrants and options, which are exercisable, were exercised, Bentley would receive proceeds of approximately $30,600,000. In addition, we may conduct additional future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. Conversion or exercise of our outstanding convertible securities, options and warrants into common stock may significantly and negatively affect the market price for the common stock as well as decrease your percentage of ownership and voting power of the common stock.

          The market price of our shares has been volatile. In July 1995 Bentley effected a one-for-ten reverse stock split. Factors such as announcements of technological innovations or new commercial products by our competitors, the results of clinical testing, patent or proprietary rights, developments, general market conditions or other matters may have a significant impact on the market price of the common stock.

         Obligations  in  connection  with  warrants  and options may hinder our
         -----------------------------------------------------------------------
         ability to obtain future financing
         ----------------------------------

         As of December 31, 1999, we have outstanding options and warrants to purchase 6,733,000 shares of Common Stock at exercise prices ranging from $1.50 to $177.50. The holders of the warrants and options are likely to exercise or convert them at a time when we are able to obtain additional equity capital on terms more favorable than those provided by such warrants and options. Certain warrants and options also grant to the holders certain demand registration rights and "piggy back" registration rights. These obligations may hinder our ability to obtain future financing.

         Your  interest in Bentley may be diluted by the  issuance of  preferred
         -----------------------------------------------------------------------
         stock with greater rights than the common stock,  which we can sell, or
         -----------------------------------------------------------------------
         issue at any time
         -----------------

         The sale or issuance of any shares of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change of ownership without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

         Our board of directors is authorized to issue up to 2,000,000 shares of preferred stock. The board has the power to establish the dividend rates, preferential payments on our liquidation, voting rights, redemption and conversion terms and privileges for any series of preferred stock.

         We have not paid dividends on our common stock and do not intend to pay
         -----------------------------------------------------------------------
         dividends in the foreseeable future
         -----------------------------------

         We have not paid dividends on our common stock since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. However, at our annual meeting of stockholders held on June 30, 1999, our stockholders approved a proposal to change our state of incorporation from Florida to Delaware and to adopt a certificate of incorporation and bylaws, which conform to Delaware law, which was completed in October 1999. Delaware law provides that a corporation may pay dividends out of surplus, out of the corporation's net profits for the preceding fiscal year, or both, provided that there remains in the stated capital account an amount equal to the par value represented by all shares of the corporation's stock having a distribution preference.

         Certain laws and  provisions in our  certificate of  incorporation  and
         -----------------------------------------------------------------------
         bylaws may make it more  difficult  or  discourage  third  parties from
         -----------------------------------------------------------------------
         attempting to control Bentley
         -----------------------------

         We are subject to Section 203 of the Delaware General Corporate Law, as amended, which is a statutory provision intended to discourage certain takeover attempts of Delaware corporations which are not approved by the Board of Directors.
         Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that such stockholder became an interested director, unless:

          o prior to such date, our Board of Directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;

          o upon conclusion of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding those shares owned
               (1) by persons who are directors and also officers and (2) by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or

          o on or subsequent to such date, the business combination is approved by the Board of Directors and authorized at a meeting of stockholders, and not by written consent, by the affirmative vote of at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

         Section 203 of the Delaware General Corporation Law defines business combinations to include:

          o any merger or consolidation involving Bentley and any interested stockholder;

          o any sale, transfer, pledge or other disposition of 10% or more of the assets of Bentley to an interested stockholder;

          o any transaction that results in the issuance or transfer by Bentley of any of our stock to an interested stockholder;

          o    any  transaction   involving  Bentley  that  has  the  effect  of
               increasing the proportionate share of any class or series of our stock beneficially owned by an interested stockholder; or

          o any receipt by an interested stockholder of the benefit of any loans, advances, guarantees, pledges or other financial benefits provided by or through Bentley.

          In general, Section 203 of the Delaware General Corporation Law defines an interested stockholder as any entity or person beneficially owning 15% or more of our outstanding voting stock and any entity or person affiliated with, controlling or controlled by such entity or person.

          Our certificate of incorporation and bylaws include provisions that may have the effect of discouraging, delaying or preventing a change in control of us or an unsolicited acquisition proposal that a stockholder might consider favorable. Our Board of Directors, without a stockholder vote, can adjust the number of members on the Board of Directors between one and thirteen. Vacancies on the Board of Directors and newly created directorships may be filled solely by a majority of the remaining directors. A director may only be removed for cause by the holders of at least two-thirds of the voting power of Bentley. The positive vote of at least two-thirds of the voting power of Bentley is required to approve a merger, a sale or lease of all or most of the assets of Bentley, certain other business combinations or the dissolution or liquidation of Bentley, and a "fair price" requirement also exists in each of the foregoing transactions. Finally, an affirmative vote of two-thirds is required to amend any provision in the certificate of incorporation relating to directors and officers of Bentley or to amend any provision in the certificate which requires the positive vote of two-thirds of the voting power of Bentley.

          Additionally, our certificate of incorporation authorizes a class of Preferred Stock commonly known as "blank check" Preferred Stock. The Preferred Stock may be issued from time to time in one or more series, and the Board of Directors, without further approval of our
          stockholders,   is   authorized   to  fix  the  relative   rights  and
          restrictions applicable to each series of Preferred Stock. Any Preferred Stock that is issued may have rights superior to those of the Common Stock. In the event of any issuances of Preferred Stock, the holders of Bentley stock will not have any preemptive or similar rights to acquire any Preferred Stock or any of our other capital stock. The potential issuance of Preferred Stock may have the effect of delaying or preventing a change in control of Bentley, may restrict dividends on our Common Stock, may discourage bids for our Common Stock at a premium over the market price of our Common Stock, may impair the liquidation rights of the Common Stock and may adversely affect the market price of, and the voting and other rights of the holders of, Common Stock.

          Section 203 and our "anti-takeover" provisions could have the effect of lessening the possibility that our stockholders would be able to receive a premium above market value for their shares in the event of a takeover. These provisions could also have an adverse effect on the market value of our shares of Common Stock. To the extent that these provisions may restrict or discourage takeover attempts, they may render less likely a takeover opposed by the Board of Directors and may make removal of the Board or management less likely as well. Additionally, the existence of these provisions could limit the price that investors might be willing to pay in the future for shares of Common Stock.

          In December 1999, our Board of Directors adopted a stockholder rights plan designed to prevent a potential acquirer from gaining control of Bentley without fairly compensating all of our stockholders and to protect Bentley from coercive takeover attempts. The Board of Directors approved the declaration of the dividend of one right for each outstanding share of our Common Stock on the record date of December 27, 1999. Each of the rights, which are not currently exercisable, entitles the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $16.50. The rights will become exercisable only if any person or group of affiliated persons beneficially acquire(s) 15% or more of our Common Stock. Under certain circumstances, each holder of a right (other than the person or group who acquired 15% or more of our Common Stock) is entitled to purchase a defined number of shares of our Common Stock at 50% of the market price of the Common Stock at the time that the right becomes exercisable.

          ITEM 2. PROPERTIES
                  ----------

          UNITED STATES

          The Registrant's corporate headquarters are presently located at 65 Lafayette Road, 3rd Floor, North Hampton, NH 03862 and include 3,200 square feet, which are occupied in accordance with a lease agreement, which expires in March 2004.

          SPAIN

          Manufacturing is performed at the Registrant's facilities in Zaragoza, Spain. These facilities were renovated in 1995 to comply with the requirements for European GMPs and further renovated during 1998 and 1999. Expansion of the facilities is presently underway. The facilities, which are owned by the Registrant, consist of approximately 55,000 square feet located in a prime industrial park and seated on sufficient acreage that would allow for future expansion. The manufacturing facility is capable of producing tablets, capsules, suppositories, creams, ointments, lotions, liquids and sachets, as well as microgranulated and microencapsulated products. The facility also includes analytical chemistry, quality control and quality assurance laboratories. The GMPs certification allows the Registrant to undertake contract manufacturing for a number of international pharmaceutical companies either engaged in or contemplating emergence into the Spanish market or for export. The Registrant's administrative offices in Spain are located in Madrid in approximately 5,500 square feet of renovated, leased offices, which leases expire in 2000. The Registrant plans to renew such leases, prior to expiration, for an additional two-year term.

          The Registrant's facilities are deemed suitable and provide adequate productive capacity for the foreseeable future. In the event the Registrant considers it necessary or appropriate, the Registrant is of the opinion that comparable facilities can be located.

          ITEM 3. LEGAL PROCEEDINGS
                  -----------------

          In March 1994 a wholly-owned subsidiary of the Registrant, Belmac Healthcare Corporation, formed a partnership through its wholly-owned subsidiary, Belmac Hygiene, Inc., with a wholly-owned subsidiary of Maximed Corporation, headquartered in New York, and planned to market, through this partnership, a range of hydrogel based feminine health care products, including a contraceptive, an antiseptic, an antifungal and an antibacterial. In December 1994, the Registrant commenced litigation against its partner in the United States District Court for the Southern District of New York claiming interference in the management of the partnership and misrepresentation under the partnership agreement. The Registrant was awarded a judgment in the amount of $7.68 million in 1998, which was affirmed by the U.S. Court of Appeals. The Registrant attempted to collect the judgment, but was unable to obtain cash from its partner to satisfy the judgment. Consequently, the Registrant decided to seek assignment of partnership technology and related patents in an effort to satisfy the judgment. As a result, the technology and patents were assigned to the Registrant in October 1999 and the Registrant recorded such assignment as a distribution from the partnership.

          The Registrant was awarded a judgment of approximately $2,130,000 in the Circuit Court of the Thirteenth Judicial Circuit, State of Florida, Hillsborough County Civil Division during the year ended December 31, 1998, relating to the Registrant's claims of civil theft and breach of employment agreement filed against its former President and Chief Executive Officer, Michael M. Harshbarger. The judgment included treble damages totaling $418,000 related to its civil theft claim and $1,712,000 related to its breach of employment agreement claim. Harshbarger originally filed suit against the Registrant in November 1993, alleging wrongful termination, seeking monetary damages in excess of $1,400,000. In addition to establishing a receivable on its books, the Registrant has established a reserve equal to the receivable, as the Registrant is of the opinion that Harshbarger does not have the financial resources to satisfy the judgment. Harshbarger filed a Motion for Relief From Judgment in September 1999, alleging among other things that he was not provided notice of the August 24, 1998 jury trial. Discovery is ongoing and a hearing is expected to be held to determine the merits of Harshbarger's claims. In the opinion of management, the outcome is expected to have no material effect on the financial position, results of operations or cash flows of the Registrant.

          In November 1999, Creative Technologies, Inc. ("Creative") commenced a lawsuit against the Registrant and others in the Superior Court of New Jersey, Essex County, asserting that the Registrant breached a brokerage or finder's fee contract with Creative regarding its 1999 acquisition of permeation enhancement technology. Creative also asserts claims for breach of the implied covenant of good faith and fair dealing and for tortious interference with contract. The Registrant has made a motion to dismiss the complaint and each count therein for failure to state a cause of action and for lack of personal jurisdiction over the Registrant. In the opinion of management, the claims are without merit and the outcome is not expected to have a material effect on the financial position or results of operations of the Registrant.


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

         Quarter Ended                High Sales Price          Low Sales Price
         -------------                ----------------          ---------------
         March 31, 1998                     $3.38                   $2.13

         June 30, 1998                       3.06                    2.19

         September 30, 1998                  2.38                     .81

         December 31, 1998                   1.69                     .81



         March 31, 1999                     $1.94                   $1.38

         June 30, 1999                       3.50                    1.44

         September 30, 1999                  3.31                    2.75

         December 31, 1999                   6.44                    2.75

         As of March 9, 2000 there were 1,865 holders of record of the Registrant's Common Stock, which does not reflect stockholders whose shares are held in street name. No dividends have ever been declared or paid on the Registrant's Common Stock and the Registrant does not anticipate paying any dividends in the foreseeable future.

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


SUMMARY OF OPERATIONS


                                                                     FISCAL YEAR ENDED

                                                                         DECEMBER 31,
                                                                         ------------
(IN THOUSANDS  EXCEPT PER SHARE DATA)               1999(1)            1998(2)           1997(3)       1996(4)          1995(4)
                                                    -------            -------           -------       -------          -------
Sales                                               $20,249           $15,243           $14,902        $23,133          $31,437

Cost of sales                                         8,445             6,601             8,010         15,638           25,586
                                                     ------            ------             -----          -----            -----

Gross margin                                         11,804             8,642             6,892          7,495            5,851

Operating expenses                                   11,226            10,710             8,438          8,794            8,198
                                                     ------            ------             -----          -----            -----

Other (income) expense                                1,668               808             2,269          1,174              (21)
                                                     ------            ------             -----          -----            -----

Loss before extraordinary item (4)                    1,090            (2,876)           (3,815)        (2,473)          (2,326)
                                                     ------            ------             -----          -----            -----

Net loss                                            $(1,090)          $(2,876)          $(3,815)       $(2,919)         $(2,326)
                                                     ======            ======            ======         ======           ======

Loss per Common Share before extraordinary
item                                                  $(.12)            $(.35)            $(.97)         $(.79)           $(.83)
                                                     ======            ======            ======         ======           ======
Basic  and  diluted  net loss per  Common
Share                                                 $(.12)            $(.35)            $(.97)         $(.92)           $(.83)
                                                     ======            ======            ======         ======           ======
Weighted  average number of Common Shares
outstanding                                           9,147             8,431             4,072          3,334            2,999
                                                     ======            ======            ======         ======           ======


BALANCE SHEET INFORMATION

                                                                         DECEMBER 31,
                                                                         ------------
(IN THOUSANDS)                                       1999(1)          1998(2)        1997(3)             1996(4)           1995(4)
                                                     -------          -------        -------             -------           -------
Working capital                                       $1,130           $6,835        $10,758              $4,265            $3,113

Non-current assets                                    10,548            7,857          6,034               6,746             6,523

Total assets                                          22,237           20,318         21,043              16,558            16,290

Non-current liabilities                                  104            5,700          5,549               5,513             2,252

Redeemable Preferred Stock                               -0-              -0-          2,338               2,203             2,068

Stockholders' Equity                                  11,574            8,992          8,905               3,295             5,316


     (1) The Registrant classified its 12% Debentures as a current liability at December 31, 1999 as a result of issuing a Notice of Redemption in March 2000, reducing working capital by $5,362,000. The Debentures are each convertible into 400 shares of Common Stock or are redeemable for $1,054 (see Note 15).

     (2) Operating expenses in 1998 include charges of $1,176,000 related to costs of abandoned acquisitions, which resulted from attempts to acquire certain assets from Schwarz Pharma as well as certain other acquisitions.

          All of the Registrants' outstanding Redeemable Preferred Stock was converted into Common Stock in October 1998.

     (3) Revenues declined during 1997 due to the Registrant's divestiture of Chimos/LBF on June 26, 1997. Other (income) expense for the year ended December 31, 1997 included interest expense of $1,086,000 and a provision for loss on disposition of subsidiary, which totaled
          $591,000, including realized exchange loss of $386,000 due to fluctuations in the currency exchange rates used to translate the foreign currency financial statements and a loss of $205,000 recognized upon the sale of Chimos/LBF. The Registrant also recorded a provision for income taxes during 1997 totaling $621,000. During the fourth quarter of 1997, the Registrant received proceeds of approximately $9,800,000 from the exercise of approximately 4,900,000 Class A Warrants.

     (4) Revenues in France declined beginning in the second quarter of 1996, due to the March 31, 1996 expiration of the distribution agreement for the product Ceredase, which accounted for approximately 60% of the Registrant's revenues in 1995 and approximately 54% of its revenues in the quarter ended March 31, 1996. Ceredase gross margins, as a percent of sales, were approximately 5% during the quarter ended March 31, 1996. The Registrant completed a public offering in February 1996, whereby it issued $6,900,000 of 12% convertible subordinated debentures and warrants. Consequently, the Registrant incurred interest expense totaling $1,227,000 in 1996. The Registrant incurred an extraordinary charge of $446,000, representing the unamortized discount and issuance costs at the date of repayment of Notes from its October 1995 private placements. Operating expenses for the year ended December 31, 1996 included approximately $340,000, representing a provision for goodwill impairment related to Chimos/LBF.

         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

         GENERAL

         The Registrant is a U.S.-based drug delivery company specializing in the development of products based upon innovative and proprietary drug delivery systems, which also has a commercial presence in Europe, where it manufactures, markets and distributes branded and generic pharmaceutical products. Historically most of its revenues have come from its operations in Europe.

         The  Registrant  incurred  a net  loss of  $1,090,000  on  revenues  of
         $20,249,000 for the year ended December 31, 1999. The Registrant intends to continue to focus its efforts on business activities which management believes should result in operating profits in the future, of which there can be no assurance. To improve its results, the Registrant's management focuses on increasing higher margin pharmaceutical product sales, controlling expenses, carefully allocating resources to limited product development projects and potentially acquiring marketable products or profitable businesses in the United States or Europe that are compatible with the Registrant's strategy for growth. (See "--Liquidity and Capital Resources"). For business segment information on the Registrant's operations outside the United States, see Note 12 of Notes to Consolidated Financial Statements.

         The Registrant sold its French subsidiary, Chimos/LBF S.A. (referred to herein as Chimos/LBF) in June 1997, whose activities, until such time, consisted of the low margin brokerage of fine chemicals, sourcing of raw materials and pharmaceutical intermediaries and the distribution of biotechnology or orphan drugs. The Registrant also marketed disposable linens and other related products in the United States until December 1998, when it discontinued such activities in order to focus on the acquisition and development of its permeation enhancement technology and potential product applications.

         During 1998, the Registrant negotiated to acquire a manufacturing facility in the United States and a portfolio of products from Schwarz Pharma. The Registrant decided to abandon this effort in May 1998 and, consequently, recorded a charge of $1,176,000 in the second quarter of 1998, representing costs of abandoned acquisitions.

         RESULTS OF OPERATIONS

         FISCAL YEAR ENDED  DECEMBER 31, 1999 VERSUS FISCAL YEAR ENDED  DECEMBER
         -----------------------------------------------------------------------
         31, 1998
         --------

         The Registrant reported revenues of $20,249,000 and a net loss of $1,090,000 or $.12 per basic and diluted common share for the fiscal year ended December 31, 1999 compared to revenues of $15,243,000 and a net loss of $2,876,000 or $.35 per basic and diluted common share for the year ended December 31, 1998. Excluding the effect of the 1998 charge of $1,176,000, representing the costs of abandoned acquisitions, the Registrant's net loss for the fiscal year ended December 31, 1998 would have been $1,700,000 or $.21 per basic and diluted common share.

         The 33% increase in revenues is primarily attributable to increased sales by the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., which reported an increase in revenues of 41% in local currency for the fiscal year ended December 31, 1999 compared to the year ended December 31, 1998; however, fluctuations in foreign currency exchange rates negatively impacted revenues by $1,183,000, resulted in revenues of $20,249,000 when expressed in U.S. dollars.

         Gross margins for the fiscal year ended December 31, 1999 increased slightly to 58% compared to gross margins of 57% in the prior year, primarily as manufacturing efficiencies associated with higher levels of production during the fiscal year ended December 31, 1999 compared to the fiscal year ended December 31, 1998.

         Selling, general and administrative expenses increased by 10%, or $904,000, to $9,982,000 for the fiscal year ended December 31, 1999 compared to $9,078,000 for the prior year. However, selling, general and administrative expenses, as a percentage of revenues, were reduced from 60% of 1998 revenues to 49% of 1999 revenues as a result of the Registrant's 33% increase in revenues and its efforts to control general and administrative expenses. A significant portion (62% or $6,166,000) of these expenses are marketing and selling expenses, which are necessary for the Registrant's growth in sales and market share in Spain. Selling and marketing expenses increased by $1,205,000, or 24% over the prior year, however, as a percent of revenues, decreased from 33% in 1998 to 30% in 1999. General and administrative expenses decreased by 7% from $4,117,000 in 1998 to $3,816,000 in 1999, and decreased from 27% of 1998 revenues to 19% of 1999 revenues. Selling, general and administrative expenses in 1999 included bonuses in the form of Common Stock valued at $225,000, in lieu of cash, issued to executive officers of the Registrant in the first quarter. To the extent practical, however, the Registrant intends to continue its efforts to control general and administrative expenses in its effort to achieve and maintain profitability.

         Research and development expenses were $685,000 for the fiscal year ended December 31, 1999 compared to $153,000 for the prior year. The increase in research and development expenses is primarily the result of establishing a laboratory in the Registrant's new U.S. headquarters, located in New Hampshire. This laboratory is being used by the Registrant to develop potential product applications from its recently acquired permeation enhancement technology. The limited expenditures in research and development reflect the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures in order to ensure that its development programs are efficient and cost effective.

         Depreciation and amortization expenses totaled $559,000 for the fiscal year ended December 31, 1999, compared to $303,000 for the prior year. The increase was primarily due to higher depreciation charges with respect to renovations and improvements at the Registrant's manufacturing facility; renovations and purchase of equipment to establish its U.S. laboratory and higher amortization charges with respect to recently acquired drug licenses and technologies.

         Included in operating expenses for the fiscal year ended December 31, 1998 is a charge of $1,176,000, which represents costs of abandoned Schwarz Pharma and other related acquisitions. These costs were charged during the second quarter of 1998 after negotiations ended during May 1998.

         Interest expense, which primarily reflects interest on the Registrant's Debentures, totaled $1,168,000 for the fiscal year ended December 31, 1999 compared to $1,076,000 for the prior year as a result of higher average outstanding short term debt balances used for operating purposes in Spain. Interest income was $244,000 for the fiscal year ended December 31, 1999 compared to $499,000 for the prior year primarily as a result of lower short-term interest bearing investment balances during the fiscal year ended December 31, 1999 than in 1998.

         The Registrant recorded a provision for foreign income taxes totaling $781,000 for the fiscal year ended December 31, 1999 as a result of taxable income earned in Spain compared to $236,000 in the prior year, which includes a benefit from a refundable amount of U.S. income taxes in the amount of $280,000. The prior year provision for income taxes would have totaled $516,000, if not for the U.S. income tax benefit.

         The Registrant reported income from operations of $578,000 for the fiscal year ended December 31, 1999 compared to a loss of $2,068,000 in the prior year. Excluding the effect of the costs of abandoned acquisitions, the Registrant's loss from operations for the fiscal year ended December 31, 1998 would have been $892,000. The effect of combining non-operating items, primarily interest expense of $1,168,000, interest income of $244,000 and provision for income taxes of $781,000 resulted in a net loss of $1,090,000, or $.12 per basic and diluted common share for the fiscal year ended December 31, 1999, compared to the net loss in the prior year, of $2,876,000, or

         $.35 per basic and diluted common share. Excluding the 1998 charge for costs of abandoned acquisitions, the prior year net loss for the fiscal year ended December 31, 1998 would have been $1,700,000 or $.21 per basic and diluted common share.

         FISCAL YEAR ENDED  DECEMBER 31, 1998 VERSUS FISCAL YEAR ENDED  DECEMBER
         -----------------------------------------------------------------------
         31, 1997
         --------

         The Registrant reported revenues of $15,243,000 and a net loss of $2,876,000 or $.35 per common share for the year ended December 31, 1998 compared to revenues of $14,902,000 and a net loss of $3,815,000 or $.97 per common share for the prior year. Excluding the effect of the charge of $1,176,000, representing costs of abandoned acquisitions, the Registrant's net loss would have been $1,700,000 or $.21 per common share for the year ended December 31, 1998.

         The 2% increase in revenues is primarily the result of the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., reporting an increase in revenues of 23% in local currency in the year ended December 31, 1998 compared to the prior year; however, fluctuations in foreign currency exchange rates reduced the increase by $221,000 to 21%, or $2,657,000, when expressed in U.S. dollars. This was partially offset by the effect of the June 1997 divestiture of the Registrant's French subsidiary, Chimos/LBF, which generated approximately $2,029,000 during the year ended December 31, 1997, compared to no revenue in 1998.

         Gross margins for the year ended December 31, 1998 improved to 57% compared to gross margins of 46% in the prior year, primarily as a result of: (i) improvement in Laboratorios Belmac's average gross margin from 51% to 57% and (ii) the low gross margins associated with Chimos/LBF, which was divested in June 1997.

         Selling, general and administrative expenses increased by $1,259,000 or 16% to $9,078,000 for the year ended December 31, 1998 compared to $7,819,000 for the prior year. A significant portion (55% or
         $4,961,000) of these expenses were marketing and selling expenses, which were necessary for the Registrant's plans to increase sales and market share in Spain. Selling and marketing expenses increased by $773,000, or 18% over the prior year and as a percentage of revenues, increased from 28% of 1997 revenues to 33% of revenues in 1998. General and administrative expenses increased by 13% from $3,631,000 in 1997 to $4,117,000 in 1998, and increased from 24% of 1997 revenues to 27% of 1998 revenues.

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

         Included in operating expenses for the year ended December 31, 1998 was a charge of $1,176,000, which represents costs specific to the abandoned Schwarz Pharma and other related acquisitions.

         These costs were charged during the second quarter of 1998 after negotiations ended in May 1998.

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

         As a result of the June 1997 sale of Chimos/LBF, the Registrant recorded a provision for loss on disposition of subsidiary, which totaled $591,000, including realized exchange loss of $386,000, and a loss of $205,000 during the six months ended June 30, 1997. The Registrant recorded a provision for income taxes totaling $236,000 for the year ended December 31, 1998, including $516,000 of foreign taxes as a result of taxable income earned in Spain, which was partially offset by a U.S. income tax benefit for a refundable amount in 1998 of $280,000, which resulted from use of foreign tax credits.

         The Registrant reported a loss from operations of $2,068,000 for the year ended December 31, 1998 compared to $1,546,000 in the prior year, primarily due to the 1998 charge of $1,176,000 representing costs specific to the abandoned Schwarz Pharma and other related acquisitions. Excluding the effect of the costs of abandoned acquisitions, the Registrant's loss from operations for the year ended December 31, 1998 would have been $892,000. The effect of combining non-operating items, primarily interest expense of $1,076,000, interest income of $499,000 and provision for income taxes of $236,000 resulted in a net loss of $2,876,000, or $.35 per common share for the year ended December 31, 1998, compared to the net loss in the comparable prior year, of $3,815,000, or $.97 per common share. Excluding the charge for costs of abandoned acquisitions, the net loss would have been $1,700,000 or $.21 per common share for the year ended December 31, 1998.

         LIQUIDITY AND CAPITAL RESOURCES:
         -------------------------------

         Total assets increased from $20,318,000 at December 31, 1998 to $22,237,000 at December 31, 1999, while Stockholders' Equity increased from $8,992,000 at December 31, 1998 to $11,574,000 at December 31,
         1999. The increase in Stockholders' Equity reflects primarily the Registrant's issuance of approximately 585,000 shares of Common Stock and 450,000 stock purchase warrants as a result of the February 1999 acquisition of permeation enhancement technology, the issuance of 150,000 shares of Common Stock to executive officers of the Registrant during the first quarter of 1999, which shares represent bonuses in lieu of cash, the exercise of approximately 859,000 Class A Warrants during the third quarter of 1999, the issuance during 1999 of 66,000 shares of Common Stock to a consultant for services performed prior to 1999, the conversion of 193 of the Registrant's 12% Convertible
         Debentures into approximately 77,000 shares of Common Stock and the exercise of stock purchase warrants to purchase 50,000 shares of Common Stock, partially offset by the loss incurred by the Registrant for the year ended December 31, 1999 and the negative impact of the fluctuation of the Spanish peseta (and related euro) exchange rate on the foreign currency translation. The Registrant's working capital decreased from $6,835,000 at December 31, 1998 to $1,130,000 at

         December 31, 1999, primarily as a result of classifying $5,362,000 of Debentures as a current liability as of December 31, as a result of the Registrant's decision in March 2000 to redeem any Debentures which are not converted into shares of Common Stock and remain outstanding on the date fixed for redemption, which is April 12, 2000, the loss incurred by the Registrant during the year and use of cash for the acquisition of permeation enhancement technology in the U.S. and for manufacturing facility renovations in Spain and the development of a laboratory in the United States, partially offset by cash proceeds of approximately $2,600,000 received from the exercise of approximately 859,000 Class A Warrants during the third quarter of 1999.

         Cash and cash equivalents decreased from $6,703,000 at December 31, 1998 to $4,422,000 at December 31, 1999, primarily as a result of using cash for operating activities, purchase of permeation enhancement technology, renovation of the manufacturing facility in Spain and establishing a laboratory in the U.S., which was partially offset by cash proceeds of approximately $2,600,000 received from the exercise of approximately 859,000 Class A Warrants, a portion of which was used to purchase marketable securities, which are classified as available for sale. Included in cash and cash equivalents at December 31, 1999 are approximately $3,569,000 of short-term investments considered to be cash equivalents. There are also approximately $1,893,000 of marketable securities (six-month maturities) classified as available for sale at December 31, 1999.

         Accounts receivable increased from $3,228,000 at December 31, 1998 to $4,016,000 at December 31, 1999 as a result of the Registrant's increase in revenues in the fourth quarter of 1999 offset by fluctuation in foreign currency exchange rates. The Registrant has not experienced any material delinquent accounts. Inventories decreased to $965,000 at December 31, 1999 compared to $1,208,000 at December 31, 1998 primarily due to fluctuation in foreign currency exchange rates. Prepaid expenses and other current assets decreased from $1,322,000 at December 31, 1998 to $393,000 at December 31, 1999, primarily as a result of transferring capitalized costs associated with acquisitions of drug licenses to drug licenses and related costs, net, when such assets were placed in service, recurring amortization charges and the effect of fluctuations in foreign currency exchange rates.

         The combined total of accounts payable and accrued expenses decreased from $4,398,000 at December 31, 1998 to $4,240,000 at December 31,
         1999, primarily as a result of payment of liabilities and fluctuations in foreign currency exchange rates, offset by an increase in the accrual for foreign income taxes payable on profits earned in Spain. Short-term borrowings decreased from $1,223,000 at December 31, 1998 to $952,000 at December 31, 1999, as a result of lower outstanding balances on lines of credit used for operating purposes in Spain and the effect of fluctuations in foreign currency exchange rates.

         Fixed assets, net increased from $3,551,000 at December 31, 1998 to $3,684,000 at December 31, 1999, due primarily to renovations at the Spanish manufacturing facility and establishing a laboratory in the U.S., partially offset by recurring depreciation charges and the effect of fluctuations in foreign currency exchange rates.

         Drug licenses and related costs, net increased from $2,433,000 at December 31, 1998 to $5,807,000 at December 31, 1999, primarily due to the February 1999 acquisition of permeation enhancement technology in the U.S., which was purchased for a combination of cash, shares of the Registrant's Common Stock and issuance of stock purchase warrant, the acquisition of drug licenses in Spain, and the distribution in the form of assignment of patents and related technology, valued at approximately $550,000, from its joint venture partner in settlement of a judgment that the Registrant had obtained against its partner (See additional discussion below), partially offset by the effect of fluctuations in foreign currency exchange rates and recurring amortization charges.

         Other non-current assets decreased from $1,873,000 at December 31, 1998 to $1,057,000 at December 31, 1999, primarily due to the reduction of the net carrying value of its investment in its partnership venture of $553,000, upon receiving a distribution in the form of assignment of patents and technology from its partner as settlement of the judgment that the Registrant obtained against its partner (See discussion above), and the effect of fluctuations in foreign currency exchange rates and recurring amortization charges.

         Long-term debt of $5,410,000 at December 31, 1998 was reduced to $5,362,000 at December 31, 1999 and classified as a current liability as a result of the Registrant's decision to redeem such Debentures which the holders thereof do not convert into shares of Common Stock by April 12, 2000, which is the date fixed for redemption. The conversion of 193 Debentures into approximately 77,000 shares of Common Stock was partially offset by accretion recorded on the Debentures issued in the Registrant's February 1996 public offering. Other non-current liabilities decreased from $290,000 at December 31, 1998 to $104,000 at December 31, 1999, primarily as a result of the issuance of approximately 66,000 shares of Common Stock to satisfy a liability of approximately $188,000 to a consultant for fees earned prior to 1999.

         Investing activities, primarily the acquisition of drug delivery technology and other drug licenses, capital improvements to the manufacturing facility in Spain, establishing a laboratory in the U.S. and the purchase of marketable securities used net cash of $4,637,000 during the year ended December 31, 1999. Financing activities, primarily the exercise of approximately 859,000 Class A Warrants, partially offset by repayment of short-term borrowings for the year ended December 31, 1999, provided net cash of $2,519,000 and operating activities for the year ended December 31, 1999 used net cash of $63,000.

         Seasonality. In the past, the Registrant has experienced a positive fluctuation in the fourth quarter due to seasonality. As the Registrant markets more pharmaceutical products whose sales are seasonal, seasonality of sales may become more significant.

         Effect of inflation and changing prices. Neither inflation nor changing prices has materially impacted the Registrant's net sales or income from continuing operations for the three years ended December 31, 1999.

         Financings. An aggregate of 6,900 Units (the "Units") were sold in a February 1996 Public Offering. Each Unit consisted of a One Thousand Dollars ($1,000) Principal Amount 12% Convertible Senior Subordinated Debenture due February 13, 2006 (the "Debentures") and 1,000 Class A Redeemable Warrants, each to purchase one share of Common Stock and one Class B Redeemable Warrant. Two Class B Redeemable Warrants entitle a holder to purchase one share of Common Stock. The Debentures and Class A Redeemable Warrants initially traded only as a Unit but began trading separately on May 29, 1996. Interest on the Debentures is payable quarterly. The Debentures are convertible into shares of Common Stock at any time prior to the redemption date, which is April 12, 2000, at a conversion price per share of $2.50. Gross and net proceeds (after deducting underwriting commissions and the other expenses of the offering) were approximately $6,900,000 and $5,700,000, respectively, a portion of which were used to retire $1,770,000 principal balance of debt incurred in previous private placements.

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

         In  order  to  generate  working  capital   necessary  to  sustain  the
         Registrant's long range strategic objectives, the Registrant temporarily lowered the exercise price on its Class A and Class B Redeemable Warrants. Effective September 16, 1997, the exercise price of the Class A Warrants was lowered by $1.00, to $2.00 each. This exercise period at the reduced price expired on December 5, 1997. After this date, the Class A Warrants reverted back to the original exercise price of $3.00 per share until their expiration, which was extended by 183 days to August 16, 1999.

         Holders of the Registrant's Class A Warrants exercised approximately 70% of the outstanding Class A Redeemable Warrants (approximately 4,900,000 Class A Warrants) during 1997, which generated approximately $9,800,000 in proceeds to the Registrant. The exercise of the Class A Warrants during 1997 resulted in issuance of approximately 4,900,000 shares of Common Stock and approximately 4,900,000 Class B Warrants.

         The exercise price of the Registrant's Class B Redeemable Warrants was also temporarily lowered by $2.00, to $3.00 as to each two Class B Warrants effective September 16, 1997 through January 13, 1998. After January 13, 1998, the Class B Warrants reverted back to the original exercise price of $5.00 per share until their expiration on February 14, 2001. Holders of the Registrant's Class B Warrants exercised 5,000 Class B Warrants in January 1998, generating proceeds to the Registrant of $7,500, which resulted in the issuance of 2,500 shares of Common Stock in 1998.

         Approximately 859,000 Class A Warrants were exercised in the third quarter prior to their expiration on August 16, 1999, generating cash proceeds of approximately $2,600,000. Such exercises resulted in the issuance of approximately 859,000 shares of Common Stock and approximately 859,000 Class B Warrants during 1999. The remaining 1,252,000 Class A Warrants that were not exercised as of August16, 1999 expired unexercised.

         As of March 9, 2000, the Registrant had received net cash proceeds of $1,894,500 from the exercise of various warrants (including 460 Underwriter's warrants) in exchange for the issuance of 460 Debentures and 460,000 stock purchase warrants to the Underwriter of its 1996 public offering and 488,500 shares of Common Stock, subsequent to December 31, 1999. Also on March 9, 2000, the Registrant's Board of Directors decided to redeem the Registrant's Debentures. If such Debentures are not converted into shares of the Registrant's Common Stock by April 12, 2000, such remaining Debentures will be redeemed by the Registrant for 105% of the principal amount plus accrued interest, or $1,050 plus accrued interest of $4 per Debenture. Each Debenture is convertible into 400 shares of the Registrant's Common Stock until April 12, 2000. As of March 9, 2000, 269 of the Registrant's Debentures have been voluntarily converted into 107,600 shares of the Registrant's Common Stock subsequent to December 31, 1999 and 6,985 Debentures remain outstanding as of March 9, 2000. Conversion of 100% of the remaining 6,985 Debentures would result in the issuance of 2,794,000 shares of Common Stock.

         As long as the market price of the Registrant's Common Stock remains above $2.625 per share, holders, upon conversion, will receive Common Stock having a greater market value ($4,725 as of March 9, 2000) than the cash ($1,054) they would receive upon redemption of each Debenture. The conversion/redemption of the Debentures will eliminate essentially all of the Registrant's long-term debt and will result in a reduction of interest expense of approximately $1,000,000 per year. Management of the Registrant expects the majority, if not all, of the holders of its Debentures to convert such Debentures into shares of Common Stock; consequently, the Registrant expects that redemption, while possible, is unlikely to require the use of a significant amount of cash. However, if the holders of all 6,985 Debentures outstanding on March 9, 2000 decided not to convert such Debentures into shares of Common Stock, but decided instead to receive cash of $1,054 (including accrued interest) for each outstanding Debenture, the Registrant would have to pay an aggregate of $7,362,000 to redeem the Debentures. Although the Registrant expects the majority, if not all, of the holders to convert the Debentures into shares of Common Stock, management believes that its cash, cash equivalents, marketable securities and lines of credit will be sufficient to purchase any Debentures that are not converted and presented for redemption.

         Given the Registrant's current liquidity and cash balances and considering its future strategic plans (including its year 2000 budgeted capital improvements and planned equipment purchases of approximately $1,400,000), the Registrant should have sufficient liquidity to fund operations for the year 2000 and into the year 2001, which should be a sufficient time frame for the Registrant to advance its strategic objectives and generate revenues and cash flow to support the Registrant's cash flow needs. There can be no assurance, however, that changes in the Registrant's research and development plans or other events affecting the Registrant's revenues or operating expenses will not result in the earlier depletion of the Registrant's funds. The Registrant, however, continues to explore alternative sources for financing its business activities. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

         IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 Issue came about because many existing computer programs were originally designed to use only the last two digits of any particular year, rather than all four digits, to identify that year. These computer programs were not able to properly distinguish between the years 1900 and 2000 or 1901 and 2001, for example. The Year 2000 Issue affected information technology ("IT") as well as non-IT systems. In fact, many non-IT systems typically include imbedded technology such as micro controllers.

         The Registrant recognized the need to ensure that its business operations would not be adversely impacted by the Year 2000 Issue. As a result, the Registrant assessed how it may be impacted by the Year 2000 Issue. Consequently, the Registrant modified, where needed, its computer applications to ensure that they will function properly beyond 1999. The Registrant replaced certain systems and applications with the assistance of external consultants. The Registrant believes that the modifications to existing software and conversions to new software applications, which are Year 2000 Compliant, mitigated the Year 2000 Issue.

         The Registrant polled its significant suppliers and service providers to determine the extent to which it was vulnerable to a failure of any such third party to adequately address its own Year 2000 Issue. However, there can be no guarantee that the failure of systems of other companies on which the Registrant's systems rely will not have a material adverse effect on the Registrant in the future. The Registrant has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold or anticipates selling in the future.

         The Registrant completed the Year 2000 project prior to December 31, 1999. Of the total project cost of $75,000, approximately $15,000 was attributable to the purchase of new software, which was capitalized. To date, the Registrant has incurred and expensed approximately $60,000 related to the assessment of its Year 2000 project and the development and implementation of a remediation plan.

         Now that the Registrant has entered the Year 2000, testing of its information systems has been continued, and to date, it has not experienced any material Year 2000 disruptions or failures of its systems, nor has it been notified of any disruptions or failures of the systems of any of its third parties with whom it does business. However, there is an ongoing risk that Year 2000 related problems could still occur and the Registrant will continue to monitor Year 2000 issues as they relate to its internal computer systems and third party computer systems with whom it interacts. The Registrant cannot provide assurance that its Year 2000 compliance program, or similar programs by third parties with whom it does business, will be successful. The Registrant may incur significant costs in resolving any Year 2000 issues that may arise in the future. If not resolved, these issues could have a significant adverse impact on the Registrant's business, operating results and financial position.

         DERIVATIVE INSTRUMENTS AND HEDGING

         Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and is not intended to be applied retroactively. The Registrant plans to adopt SFAS No. 133 on January 1, 2001. Management does not believe that the adoption of SFAS No. 133 will have a significant impact on the Registrant's consolidated financial statements.

         CAUTIONARY  STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR"  PROVISIONS OF
         -----------------------------------------------------------------------
         THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
         ----------------------------------------------------

         The statements contained in or incorporated by reference into this Annual Report on Form 10-K which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Registrant, the occurrence of which involve certain risks and uncertainties that could cause the Registrant's actual results to differ materially from those expected by the Registrant. (See certain risk factors listed in Item 1. "Business - Risk Factors".)

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                  ----------------------------------------------------------

         FOREIGN CURRENCY.

         A substantial amount of the Registrant's business is conducted in Europe and is therefore influenced by the extent to which there are fluctuations in the dollar's value against other currencies, specifically the euro and the peseta. On January 1, 1999, the euro became the official currency of 11 European Union (EU) member states with a fixed conversion rate against their national currencies. The value of the euro against the dollar and all other currencies, including those of the four EU member states that are not participating in the euro zone, will fluctuate according to market conditions. Although euro notes and coins will not appear until January 1, 2002, the new currency can be used by consumers, retailers, companies and public administrations after January 1, 1999, in the form of "written money," i.e. by means of checks, traveler's checks, bank transfers, credit card transactions, etc. The permanent value of one euro in Spain is fixed at 166.39 pesetas. The exchange rate at December 31, 1999 and 1998 was 165.23 and 141.97 pesetas per U.S. dollar, respectively. The weighted average exchange rate for the years ended December 31, 1999 and 1998 was 156.16 and 149.40 pesetas per U.S. dollar, respectively. The effect of foreign currency fluctuations on long lived assets for the year ended December 31, 1999 was an decrease of $737,000 and the cumulative historical effect was a decrease of $2,339,000, as reflected in the Registrant's Consolidated Balance

         Sheets in the "Liabilities and Stockholders' Equity" section. Although exchange rates fluctuated significantly in recent years, and in particular, the continuing weakening of the euro in relation to the U.S. dollar in 1999 and year to date 2000, the Registrant does not believe that the effect of foreign currency fluctuation is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, the Registrant does not plan to modify its business practices. The Registrant has relied primarily upon financing activities to fund the operations of the Registrant in the United States. In the event that the Registrant is required to fund United States operations or cash needs with funds generated in Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

         The weighted average interest rate on the Registrant's short-term borrowings is 5.3% and the balance outstanding is $952,000 as of December 31, 1999. The effect of an increase in the interest rate of one hundred basis points (to 6.3%) would have the effect of increasing interest expense by approximately $9,500. The Registrant also has $6,794,000 principal amount of 12% Debentures outstanding at December 31, 1999 with a fixed rate of interest. Such Debentures are convertible into shares of the Registrant's Common Stock and the market value of such Debentures is influenced by the value of the underlying Common Stock. A $1.00 increase in the market value of the Common Stock would increase the market value of the 6,794 Debentures outstanding at December 31, 1999 by approximately $2,718,000, from $16,628,000 to $19,346,000.

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  -------------------------------------------

         See Item 14 of this Form 10-K.

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ---------------------------------------------
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE
                  --------------------------------------

         Not applicable.

                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                  --------------------------------------------------

         The following information is furnished with respect to each director and executive officer of the Registrant.


                                                              Position of the                                      Year First
                                                              Registrant                         Class of           Became
         Name                                Age              Presently Held                     Director           Director
         ----                                ---              --------------                     --------           --------
         James R. Murphy                     50               Chairman, President,               III                1993
                                                              Chief Executive Officer
                                                              and Director (1)

         Michael McGovern                    56               Vice Chairman and                  I                  1997
                                                              Director (1),(3)

         Robert M. Stote                     60               Senior Vice President,             III                1993
                                                              Chief Science Officer
                                                              And Director

         Michael D. Price                    42               Vice President,                    I                  1995
                                                              Chief Financial Officer,
                                                              Treasurer, Secretary and
                                                              Director

         Robert J. Gyurik                    53               Vice President of                  II                 1998
                                                              Pharmaceutical
                                                              Development and
                                                              Director

         Charles L. Bolling                  76               Director (2), (3)                  II                 1991

         Russell Cleveland                   61               Director (1)                       I                  1999

         Miguel Fernandez                    69               Director (1), (2),(3)              III                1999

         William A. Packer                   65               Director (1),(2),(3)               II                 1999

(1)      Member of the Strategic Planning Committee.
(2)      Member of the Audit Committee.
(3)      Member of the Compensation Committee.

         JAMES R. MURPHY became President of the Registrant in September 1994, was named Chief Executive Officer effective January 1995 and became Chairman of the Board in June 1995. Prior to rejoining the Registrant, Mr. Murphy served as Vice President of Business Development at MacroChem Corporation, a publicly owned pharmaceutical and drug delivery company, from March 1993 through September 1994. From September 1992 until March 1993, Mr. Murphy served as a consultant in the pharmaceutical industry with his primary efforts directed toward product licensing. Prior thereto, Mr. Murphy served as Director - Worldwide Business Development and Strategic Planning of the Registrant from December 1991 to September 1992. Mr. Murphy previously spent 14 years in basic pharmaceutical research and product development with SmithKline Corporation and in international business development with contract research and consulting laboratories. Mr. Murphy received a B.A. in Biology from Millersville University and attended the Massachusetts School of Law in 1993 and 1994.

         MICHAEL MCGOVERN was named Vice Chairman of the Registrant in October 1999 and serves as President of McGovern Enterprises, a provider of corporate and financial consulting services, which he founded in 1975. Mr. McGovern is Chairman of the Board of Specialty Surgicenters, Inc., and is a Director on the corporate boards of North Fulton Bancshares, Suburban Lodges of America Inc., Career Publishing Network, L.L.C., Training Solutions Interactive Inc., and the Reynolds Development Company. Mr. McGovern received a B.S. and M.S. in accounting and his Juris Doctor from the University of Illinois. Mr. McGovern is a Certified Public Accountant and a member of the State Bar of Georgia and the American Bar Association.

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

         ROBERT J. GYURIK became Vice President of Pharmaceutical Development of the Registrant in March 1999. Mr. Gyurik was Manager of Development and Quality Control at Macrochem Corporation, a position he held from 1993 to February 1999. From 1971 to 1993 Mr. Gyurik worked in various positions at SmithKline Beecham ranging from Associate Senior Investigator in the Nutrition/Production Enhancer Research Group and Pharmaceutical Development Group to Senior Medical Chemist in the Parasitology Research Group. Prior thereto, Mr. Gyurik worked at Schering as a Medicinal Chemist. Mr. Gyurik attended Rutgers University and received a B.A. in Biology and Chemistry from Immaculata College. Mr. Gyurik is a member of the American Chemical Society, International Society for Chronobiology and the New York Academy of Sciences and holds a number of patents in the areas of drug delivery systems, medical devices and new drug discoveries.

         CHARLES L. BOLLING served from 1968 to 1973 as Vice President of Product Management and Promotion (U.S.), from 1973 to 1977 as Vice President of Commercial Development and from 1977 to 1986 as Director of Business Development (International) at SmithKline & French Laboratories. Mr. Bolling has been retired since 1986.

         RUSSELL CLEVELAND is the principal founder and the majority stockholder of Renaissance Capital Group, Inc. ("Renaissance"). Renaissance provides capital to emerging publicly owned companies. For more than the past five years, Mr. Cleveland has served as President and Managing General Partner of Renaissance Capital Partners, Ltd. President and Director of Renaissance Capital Growth & Income Fund III, Inc., and a Director of Renaissance U.S. Growth and Income Trust PLC. Mr. Cleveland's background includes executive positions with various major southwest regional brokerage firms. Mr. Cleveland also currently serves as a director of Danzer Corp. (formerly Global Environmental Corp.), Feminique, Inc. (formerly Biopharmaceutics, Inc.), Tutogen Medical, Inc. and Technology Research, Inc. Mr. Cleveland is a Chartered Financial Analyst and a graduate of the University of Pennsylvania, Wharton School of Finance and Commerce.

         MIGUEL FERNANDEZ has been retired since 1996. Mr. Fernandez served from 1980 to 1996 as President of the International Division and corporate Vice President at Carter-Wallace, Inc., where he was responsible for all product lines outside of the United States. Prior thereto, Mr. Fernandez was employed for approximately eight years by SmithKline Beecham, where his last position was Vice President for Latin America. Before SmithKline Beecham, Mr. Fernandez served as Managing Director of Warner Lambert in Argentina for two years. From 1962 to 1970, Mr. Fernandez was employed by Merck/Frost in Canada. Mr. Fernandez received a Bachelors of commerce degree from the University of British Columbia and an MBA from the Ivey School of Business at the University of Western in Ontario, Canada.

         WILLIAM A. PACKER has been a business and industry consultant to a number of biopharmaceutical companies since 1998. From 1992 until 1998, Mr. Packer was President and Chief Financial Officer of Virus Research Institute, Inc., a publicly owned biotechnology company. Prior to this, Mr. Packer was employed by SmithKline Beecham Plc ("SmithKline"), a major pharmaceutical company, where he held various senior management positions, the most recent as Senior Vice President, Biologicals, in which position he was responsible for the direction of SmithKline's global vaccine business. Mr. Packer is a Chartered Accountant.

         The Registrant's Articles of Incorporation and By-Laws provide for a classified Board of Directors. The Board is divided into three classes, designated Class I, Class II and Class III. The directors included in Class I above will hold office until the 2000 Annual Meeting of Stockholders, the directors included in Class II above will hold office until the 2001 Annual Meeting of Stockholders, and the directors included in Class III above will hold office until the 2002 Annual Meeting of Stockholders.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant's executive officers and directors, and any persons who own more than 10% of any class of the Registrant's equity securities, to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and the American Stock Exchange and to furnish the Registrant with copies of such reports. To the Registrant's knowledge during the year ended December 31, 1999, all Section 16(a) filing requirements have been satisfied.

         ITEM 11. EXECUTIVE COMPENSATION
                  ----------------------

         The information called for by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

         The information called for by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

         The information called for by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                                     PART IV

         ITEM 14. EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM
                  --------------------------------------------------------------
                  8-K
                  ---


                                                                                           Page Herein
                                                                                           -----------
(a)       The following documents are filed as a part of this report:

          (1)  Financial Statements:

          Independent Auditors' Report                                                            F-1

          Consolidated Balance Sheets as of December 31, 1999 and 1998                            F-2

          Consolidated Statements of Operations and of Comprehensive Loss
          for the years ended December 31, 1999, 1998 and 1997                                    F-3

          Consolidated  Statements  of Changes in  Stockholders' Equity for the
          years ended December 31, 1999, 1998 and 1997                                            F-4

          Consolidated Statements of Cash Flows for the years ended
          December 31, 1999, 1998 and 1997                                                        F-5 to F-6

          Notes to Consolidated Financial Statements                                              F-7 to F-29

          (2)  Financial Statement Schedule:

          Independent Auditors' Report on Financial Statement Schedule                            F-30

          Schedule II - Valuation and qualifying accounts and reserves                            F-31

          All other schedules have been omitted because they are inapplicable or are not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

                                  EXHIBIT INDEX


                  (3)      Exhibits filed as part of this report:
Exhibit
Number                                  Description
------                                  -----------

3.1 Articles of Incorporation of the Registrant, as amended and restated. (Reference is made to Appendix B to the Registrant's Definitive Proxy Statement for Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 18, 1999, which exhibit is incorporated herein by reference.)

3.2 Bylaws of the Registrant, as amended and restated. (Reference is made to Appendix C to the Registrant's Definitive Proxy Statement for Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 18, 1999, which exhibit is incorporated herein by reference.)

3.3 Rights Agreement, dated as of December 22, 1999, between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, including the form of Rights Certificate as Exhibit B thereto. (Reference is made to Exhibit 4.1 to the Registrant's Form 8-K, filed December 27, 1999 (date of earliest event reported December 22, 1999), Commission File No. 1-10581, which exhibit is hereby incorporated by reference.)

4.1               Registrant's  Amended and  Restated  1991 Stock  Option  Plan.
                  (Reference is made to Appendix D to the Registrant's Definitive Proxy Statement for Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 18, 1999, which exhibit is incorporated herein by reference.)

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

Exhibit
Number                                  Description
------                                  -----------

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

4.7 Subscription Agreement between the Registrant and Yungtai Hsu ("Hsu"), dated February 11, 1999. (Reference is made to
                  Exhibit 7.2 to the Registrant's Form 8-K filed February 26, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.8 Registration Rights Agreement between the Registrant and Hsu, dated February 11, 1999. (Reference is made to exhibit 7.3 to the Registrant's Form 8-K filed February 26, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.9 Warrant issued by the Registrant for the benefit of Hsu, dated February 11, 1999. (Reference is made to exhibit 7.4 to the Registrant's Form 8-K filed February 26, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.10 Subscription Agreement between the Registrant and Conrex Pharmaceutical Corporation ("Conrex"), dated February 11, 1999. (Reference is made to exhibit 7.5 to the Registrant's Form 8-K filed February 26, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.11 Registration Rights Agreement between the Registrant and Conrex, dated February 11, 1999. (Reference is made to exhibit
                  7.6 to the Registrant's Form 8-K filed February 26, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.1 Employment Agreement dated as of July 1, 1998 between the Registrant and James R. Murphy. (Reference is made to exhibit
                  10.1 to the Registrant's Form 10-K filed March 31, 1999, Commission File No. 1-10581, which is incorporated herein by reference.)

Exhibit
Number                                  Description
------                                  -----------

10.2 Employment Agreement dated as of August 31, 1998 between the Registrant and Robert M. Stote, M.D. (Reference is made to exhibit 10.2 to the Registrant's Form 10-K filed March 31, 1999, Commission File No. 1-10581, which is incorporated herein by reference.)

10.3 Employment Agreement dated as of July 1, 1998 between the Registrant and Michael D. Price. (Reference is made to exhibit
                  10.3 to the Registrant's Form 10-K filed March 31, 1999, Commission File No. 1-10581, which is incorporated herein by reference.)

10.4* Employment Agreement dated as of March 9, 1999 between the Registrant and Robert J. Gyurik.

10.5 Agreement between the Registrant and Hsu dated February 1, 1999, effective as of December 31, 1998. (Reference is made to
                  Exhibit 7.1 to the Registrant's Form 8-K filed February 26, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

21.1*             Subsidiaries of the Registrant.

23.1*             Consent of Deloitte & Touche LLP.

27.1*             Financial Data Schedule.
---------------
*                 Filed herewith.

(b)               Reports  on Form 8-K filed  during the  fiscal  quarter  ended
                  December 31, 1999:

                           Report on Form 8-K filed December 27, 1999 (date of earliest event reported December 22, 1999) regarding adoption of a Stockholder Rights Plan. (Items 5 and
                           7).

                  Subsequent to December 31, 1999, the Registrant filed the following Report on Form 8-K:

                           None.

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               BENTLEY PHARMACEUTICALS, INC.
                                               By:      /s/ James R. Murphy
                                                        -------------------
                                                        James R. Murphy
                                                        Chairman, President and
                                                        Chief Executive Officer
                                                        Date:  March 24, 2000

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


Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/ James R. Murphy                         Chairman, President,                        March 24, 2000
------------------------------------        Chief Executive Officer
James R. Murphy                             and Director (principal
                                            executive officer)

/s/Michael McGovern                         Vice Chairman and Director                  March 24, 2000
------------------------------------
Michael McGovern

/s/ Robert M. Stote                         Senior Vice President,                      March 24, 2000
------------------------------------        Chief Science Officer and
Robert M. Stote, M.D.                       Director


/s/ Michael D. Price                        Vice-President,                             March 24, 2000
------------------------------------        Chief Financial Officer,
Michael D. Price                            Treasurer, Secretary and
                                            Director (principal
                                            financial and accounting officer)

/s/Robert J. Gyurik                         Vice President of                           March 24, 2000
------------------------------------        Pharmaceutical Development
Robert J. Gyurik                            and Director


/s/Charles L. Bolling                       Director                                    March 24, 2000
------------------------------------
Charles L. Bolling

/s/Russell Cleveland                        Director                                    March 24, 2000
------------------------------------
Russell Cleveland

/s/Miguel Fernandez                         Director                                    March 24, 2000
------------------------------------
Miguel Fernandez

/s/William A. Packer                        Director                                    March 24, 2000
------------------------------------
William A. Packer


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Bentley Pharmaceuticals, Inc.
North Hampton, New Hampshire

We have audited the accompanying consolidated balance sheets of Bentley Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations and of comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 10, 2000

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(in thousands)

                                                                                                   DECEMBER 31,
                                                                                                   ------------
                                                                                         1999                       1998
                                                                                         ----                       ----
ASSETS
------
Current assets:
 Cash and cash equivalents                                                              $4,422                    $6,703
 Marketable Securities                                                                   1,893                         -
 Receivables, net                                                                        4,016                     3,228
 Inventories, net                                                                          965                     1,208
 Prepaid expenses and other                                                                393                     1,322
                                                                                        ------                    ------
  Total current assets                                                                  11,689                    12,461
                                                                                        ------                    ------
Fixed assets, net                                                                        3,684                     3,551
Drug licenses and related costs, net                                                     5,807                     2,433
Other non-current assets, net                                                            1,057                     1,873
                                                                                        ------                    ------
                                                                                       $22,237                   $20,318
                                                                                       =======                   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable                                                                      $2,702                    $2,835
  Accrued expenses                                                                       1,538                     1,563
  Short term borrowings                                                                    952                     1,223
  Current portion of long term debt                                                          5                         5
  Debentures called for redemption (Note 15)                                             5,362                         -
                                                                                        ------                    ------
    Total current liabilities                                                           10,559                     5,626
                                                                                        ------                    ------
Long term debt, net                                                                          -                     5,410
                                                                                        ------                    ------
Other non-current liabilities                                                              104                       290
                                                                                        ------                    ------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 2,000 shares,
     issued and outstanding, zero shares                                                     -                         -
 Common  stock,$.02  par value,  authorized  35,000  shares,
     issued and outstanding, 10,230 and 8,443 shares                                       204                       168
 Stock purchase warrants (to purchase 4,806 and 5,928
     shares of common stock)                                                               799                       556
 Additional paid-in capital                                                             87,858                    83,728
 Accumulated deficit                                                                   (74,948)                  (73,858)
 Accumulated other comprehensive loss                                                   (2,339)                   (1,602)
                                                                                       -------                   -------
                                                                                        11,574                     8,992
                                                                                       -------                   -------
                                                                                       $22,237                   $20,318
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

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND OF COMPREHENSIVE LOSS


(in thousands except per share data)                                         For the Year Ended
                                                                                 December 31,
                                                                                 ------------

                                                                      1999           1998           1997
                                                                      ----           ----           ----
Sales                                                               $20,249        $15,243        $14,902
Cost of sales                                                         8,445          6,601          8,010
                                                                    -------        -------        -------
Gross margin                                                         11,804          8,642          6,892
Operating expenses:
 Selling, general and administrative                                  9,982          9,078          7,819
 Research and development                                               685            153            324
 Depreciation and amortization                                          559            303            295
 Costs of abandoned acquisitions                                          -          1,176              -
                                                                    -------        -------        -------
   Total operating expenses                                          11,226         10,710          8,438
                                                                    -------        -------        -------
Income (loss) from operations                                           578         (2,068)        (1,546)
Other (income) expenses:
  Interest expense                                                    1,168          1,076          1,086
  Interest income                                                      (244)          (499)          (123)
  Other (income) expense, net                                           (37)            (5)           685
                                                                    -------        -------        -------
Loss before income taxes                                               (309)        (2,640)        (3,194)
Provision (benefit) for income taxes:
   Domestic                                                               -           (280)           280
   Foreign                                                              781            516            341
                                                                    -------        -------        -------
Net loss                                                            ($1,090)       ($2,876)       ($3,815)
                                                                    ========      ========        ========
Other comprehensive (income) loss:
 Foreign currency translation losses (gains)                            737           (253)           388
                                                                    -------        -------        -------
Comprehensive loss                                                  ($1,827)       ($2,623)       ($4,203)
                                                                    ========      ========        ========
Basic and diluted net loss per common share                          ($0.12)        ($0.35)        ($0.97)
                                                                    ========      ========        ========
Weighted average common shares outstanding                            9,147          8,431          4,072
                                                                    ========      ========        ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

(in thousands)
--------------                                     $.02 Par Value                               Accumulated
                                                    Common Stock     Additional                    Other       Other
                                               --------------------   Paid-In   Accumulated    Comprehensive  Equity
                                               Shares        Amount   Capital      Deficit        Loss     Transactions      Total
                                               ------        ------   -------      -------        ----     ------------      -----
Balance at December 31, 1996                    3,345         $67     $71,146    ($67,167)     ($1,081)          $330        $3,295

 Exercise of Class A Redeemable Warrants        4,899          98       9,902           -            -           (202)        9,798

 Exercise of other stock options/warrants         172           3         570           -            -           (150)          423

 Exercise of underwriter warrants                   -           -          30           -            -              7            37

 Conversion of Debentures                           9           -          23           -            -              -            23

 Issuance of stock options/warrants                 -           -         (51)          -            -            102            51

 Common stock issued as compensation                1           -           2           -            -              -             2

 Accrual of dividends-preferred stock               -           -        (135)          -            -              -          (135)

 Stock subscription receivable cancellation         -           -        (105)          -            -            105             -

 Foreign currency translation adjustment            -           -           -           -         (774)             -          (774)

 Net loss                                           -           -           -      (3,815)           -              -        (3,815)
                                              -------      --------  ---------   --------     -------         -------       -------
Balance at December 31, 1997                    8,426         168      81,382     (70,982)      (1,855)           192         8,905

 Exercise of Class B Redeemable Warrants            2           -           8           -            -              -             8

 Issuance of warrants                               -           -           -           -            -            364           364

 Accrual of dividends - preferred stock             -           -        (101)          -            -              -          (101)

 Conversion of redeemable preferred stock          15           -       2,439           -            -              -         2,439

 Foreign currency translation adjustment            -           -           -           -          253              -           253

 Net loss                                          -            -           -      (2,876)           -              -        (2,876)
                                              -------      --------  ---------   --------     --------        -------       -------
Balance at December 31, 1998                    8,443         168      83,728     (73,858)      (1,602)           556         8,992

 Exercise of Class A Redeemable Warrants          859          18       2,584           -            -            (39)        2,563

 Exercise of other stock warrants                  50           1         116           -            -            (42)           75

 Conversion of Debentures                          77           1         132           -            -              -           133

 Issuance of warrants to acquire technology         -           -           -           -            -            375           375

 Common stock issued to acquire technology        585          12         838           -            -              -           850

 Common stock issued as compensation              150           3         222           -                           -           225

 Common stock issued to consultants                66           1         187           -            -              -           188

 Expiration of unexercised warrants                 -           -          51           -            -            (51)            -

 Foreign currency translation adjustment            -           -           -           -         (737)             -          (737)

 Net Loss                                           -           -           -      (1,090)           -              -        (1,090)
                                              --------     -------   --------    --------      -------         -------      --------
Balance at December 31, 1999                   10,230        $204     $87,858    ($74,948)     ($2,339)          $799       $11,574
                                              ========     =======   ========    ========      =======         =======      ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          For the Year Ended
                                                                                              December 31,


(in thousands)                                                                      1999          1998           1997
                                                                                    ----          ----           ----
Cash flows from operating activities:
 Net loss                                                                         ($1,090)       ($2,876)       ($3,815)

 Adjustments to reconcile net loss to

  net cash used in operating activities:

 Depreciation and amortization                                                       559            303            295

  Non-cash costs of abandoned acquisitions                                              -            158              -

  Loss on disposition of subsidiary                                                     -              -            591

  Equity-based compensation expense                                                   225              -              2

  Other non-cash items                                                                904            501            265

(Increase) decrease in assets and

increase (decrease) in liabilities:

   Receivables                                                                     (1,495)          (599)          (137)

   Inventories                                                                         85           (412)          (229)

   Prepaid expenses and other current assets                                          504           (544)          (340)

   Other assets                                                                       109            (72)          (649)

   Accounts payable and accrued expenses                                              163            907            257

   Other liabilities                                                                  (27)            70           (222)
                                                                                  -------        -------         -------
   Net cash used in operating activities                                              (63)        (2,564)        (3,982)
                                                                                  -------        -------         -------
Cash flows from investing activities:

Acquisition of drug delivery technology/drug licenses                              (1,775)        (1,559)           (40)

Purchase of marketable securities                                                  (1,893)             -              -

Additions to fixed assets, net                                                       (969)          (559)          (108)

Capitalized acquisition costs                                                           -            448              -

Net proceeds from disposition of subsidiary                                             -              -            378

Proceeds from sale of investments                                                       -              -            166
                                                                                  -------        -------        -------
    Net cash (used in) provided by investing activities                            (4,637)        (1,670)           396
                                                                                  -------        -------        -------


                          (continued on following page)


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)

(in thousands)                                                                             For the Year Ended
--------------                                                                                December 31,
                                                                                      -------------------------

                                                                                       1999          1998      1997
                                                                                       ----          ----      ----
Cash flows from financing activities:
Proceeds from exercise of stock options/warrants, net                                $2,639           $8      $10,353

Net (decrease) increase in short term borrowings                                       (115)           -          363

Payments on capital leases                                                               (5)          (5)          (5)
                                                                                   --------      -------     --------
    Net cash provided by financing activities                                         2,519            3       10,711
                                                                                   --------      -------     --------

Effect of exchange rate changes on cash                                                (100)        (183)        (433)
                                                                                   --------      -------     --------
Net (decrease) increase in cash and cash equivalents                                 (2,281)      (4,414)       6,692

Cash and cash equivalents at beginning of year                                        6,703       11,117        4,425
                                                                                   --------      -------     --------

Cash and cash equivalents at end of year                                             $4,422       $6,703      $11,117
                                                                                   ========      =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The Company paid cash during the year for (in thousands):

 Interest                                                                            $1,003         $972         $965
                                                                                   ========      =======      =======
 Taxes                                                                                 $980         $884          $12
                                                                                   ========      =======      =======


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
The Company has issued Common Stock in exchange for services and the purchase of drug delivery technology as follows (in thousands):

 Shares issued                                                                          801            -            1
                                                                                   ========      =======      =======
 Amount                                                                              $1,263            -           $2
                                                                                   ========      =======      =======

During the year ended December 31, 1999, the Company issued Warrants to purchase 450,000 shares of Common Stock as partial consideration for the purchase of drug delivery technology of which, 50,000 were exercised during the year ended December 31, 1999. During the year ended December 31, 1999, 193 of the Company's 12% Convertible Debentures were converted into 77,200 shares of Common Stock. The Company recorded the assignment of partnership patents and technology with an estimated value of $553,000 as a distribution from the partnership during the year ended December 31, 1999.

During the year ended December 31, 1998, the Company issued Warrants to purchase 425,000 shares of Common Stock in exchange for services. The holders of the Company's Series A Preferred Stock converted the remaining 60,000 shares of Redeemable Preferred Stock into approximately 15,000 shares of Common Stock during the year ended December 31, 1998.

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--HISTORY AND OPERATIONS

Bentley Pharmaceuticals, Inc. (the "Company") is a U.S.-based drug delivery company specializing in the development of products based upon innovative and proprietary drug delivery systems, which also has a commercial presence in Europe, where it manufactures, markets and distributes branded and generic pharmaceutical products. The Company owns rights to certain U.S. and international patents and related technology covering methods to enhance the absorption of drugs delivered to biological tissues. The Company is developing this technology and has targeted U.S., European and other international markets for the new product applications. The Company was organized under the laws of the State of Florida in February 1974 and operated as a Florida corporation until October 1999, when it changed its state of incorporation to Delaware by effecting a merger with and into Bentley Pharma, Inc., a Delaware corporation, which was a wholly-owned subsidiary of the Company. Bentley Pharma, Inc. was the surviving entity of the merger and its name was changed to Bentley Pharmaceuticals, Inc. The Company also adopted a certificate of incorporation and bylaws, which conform to Delaware law.

The Company sold its French subsidiary, Chimos/LBF S.A. (referred to herein as Chimos/LBF), in June 1997 for approximately $3,650,000. Until that time, the Company's operations in France consisted of the low margin brokerage of fine chemicals, sourcing of raw materials and pharmaceutical intermediaries and the distribution of biotechnology or orphan drugs (see note 13).

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred net losses as well as negative operating cash flows for all periods presented.

In order to fund operations, the Company primarily has issued Common Stock and other securities. In February 1996, the Company completed a public offering of its securities, which generated net proceeds of approximately $5,700,000, a portion of which was used to retire $1,770,000 principal balance of debt incurred in previous private placements (see Notes 8 and 15). The balance of the net proceeds was used for working capital needs, limited research and development activities, and search for possible acquisitions of complementary products, technologies and/or businesses. During the year ended December 31,
1997,  the Company  temporarily  lowered the  exercise  price on its Class A and
Class B Redeemable Warrants. Approximately 70% of the outstanding Class A Warrants (approximately 4,900,000 Class A Warrants) were exercised during this period, which generated approximately $9,800,000 in proceeds to the Company during 1997. The exercise of the Class A Warrants during 1997 resulted in issuance of approximately 4,900,000 shares of Common Stock and 4,900,000 Class B Warrants. The exercise price of the Company's Class B Warrants was also temporarily lowered and 5,000 Class B Warrants were exercised during the first quarter of 1998. The terms of the Class A Warrants were again modified in February 1999 by extending their expiration date by 183 days to August 16,
1999. Approximately 859,000 Class A Warrants were exercised during 1999, generating cash proceeds of approximately $2,600,000. The remaining 1,252,000 Class A Warrants that were not exercised by August 16, 1999, expired. The proceeds from the Class A Warrant exercises are being used for working capital needs. Given the Company's current liquidity and cash balances and considering its future strategic plans, management believes that it now has sufficient resources to fund operations for the year 2000 and into the year 2001. However, there can be no assurance that changes in the Company's research and development plans or other events affecting the Company's revenues or operating expenses will not result in the earlier depletion of the Company's funds. The Company has also called for the redemption of its 12% Debentures subsequent to year end and although the Company expects most, if not all, of the Debenture holders to convert such Debentures into shares of the Company's Common Stock, the possibility does exist for some Debenture holders to choose redemption instead of conversion. As long as the price of the Company's Common Stock remains above $2.625 per share, holders, upon conversion, would receive Common Stock with a market value greater than the cash they would receive upon redemption. Management believes it has the liquid resources to purchase any Debentures presented for redemption using cash and cash equivalents, proceeds from the sale of marketable securities and/or lines of credit.

The Company had considered and negotiated for the purchase of domestic and international rights to a portfolio of branded drugs and a manufacturing facility located in Mequon, Wisconsin from Schwarz Pharma and whereby Schwarz Pharma was to acquire control of the Company's Spanish subsidiary, Laboratorios Belmac, S.A. came to an end in May 1998 without consummation of an agreement. Consequently, the Company recorded a charge during the quarter ended June 30, 1998 for all previously capitalized costs specific to this and other related abandoned acquisitions totaling approximately $1,176,000, including $158,000 of non-cash items.

The strategic focus of the Company has shifted in response to the evolution of the global health care environment. The Company has moved from a research and development-oriented pharmaceutical company, which required developing products from the chemistry laboratory through marketing, to a company seeking to acquire late-stage development compounds that can be marketed within one to two years or currently marketed products. As a result of this transition, the Company has decreased its research and development expenses dramatically over the past few years as well as implemented cost-cutting measures throughout the Company's' operations. However, with the 1999 acquisition of permeation enhancement technology (see Note 6), limited development expenditures will be required prior to entering into formal collaboration with other companies. The Company emphasizes product distribution in Spain, strategic alliances and product acquisitions, which management of the Company expects should result in profitability in the near future.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Pharma de Espana, Inc. and its wholly-owned subsidiary, Laboratorios Belmac S.A. and, until its divestiture in June 1997, Chimos/LBF S.A.; Bentley Healthcare Corporation and its wholly-owned subsidiary, Belmac Hygiene, Inc.; Belmac Health Corporation; Belmac Holdings, Inc. and its wholly-owned subsidiary, Belmac A.I., Inc.; B.O.G. International Finance, Inc.; and Belmac Jamaica, Ltd. Belmac Hygiene, Inc. entered into a 50/50 partnership with Maximed Corporation of New York in March 1994. Belmac Hygiene's participation in the partnership was accounted for using the equity method until October 1999, when the Company wrote off its investment after agreeing to accept an assignment of the patents and technology from its partner in settlement of a judgment. The Company has decided to dissolve the partnership. All significant intercompany balances have been eliminated in consolidation. The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of each foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against Stockholders' Equity. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents for purposes of the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. Investments in securities which do not meet the definition of cash equivalents are classified as marketable securities available-for-sale in the Consolidated Balance Sheets.

MARKETABLE SECURITIES

The Company has classified its marketable securities as "available-for-sale" and, accordingly, carries such securities at aggregate fair value. Fair value has been determined based on quoted market prices. Marketable securities at December 31, 1999 included $605,000 of Spanish government Treasury Bills, which mature in May 2000 and $1,288,000 of Federal Home Loan Mortgage Corporation Notes that mature in March 2000.

INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out ("FIFO") method.

FIXED ASSETS

Fixed  assets  are  stated  at  cost.   Depreciation   is  computed   using  the
straight-line method over the following estimated economic lives of the assets:

                                                              YEARS
                                                              -----
Buildings                                                        30
Equipment                                                     3 - 7
Furniture and fixtures                                        5 - 7
Other                                                             5

Leasehold improvements are amortized over the life of the specific asset or of the respective lease, whichever is shorter. Expenditures for replacements and improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized, while expenditures for maintenance and repairs are charged against operations as incurred. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are removed from the accounts and any gain or loss is recognized currently.

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

INVESTMENT IN PARTNERSHIP

Belmac Hygiene, Inc., a wholly owned subsidiary of the Company, entered into a 50/50 partnership in March 1994 with Maximed Corporation ("Maximed") to develop and market feminine health care products. Maximed contributed the hydrogel-based technology and the Company, through its subsidiary, was responsible for providing financing and funding of the partnership's activities. In December 1994, the Company commenced litigation against its partner and was awarded a judgment in the amount of $7.68 million in 1998, which was affirmed by the U.S. Court of Appeals. The Company attempted to collect the judgment, but was unable to obtain cash from its partner to satisfy the judgment. Consequently, the Company decided to seek assignment of the technology and related patents in an effort to satisfy the judgment. As a result, the technology and patents were assigned to the Company in October 1999 and the Company treated such assignment as a distribution from the partnership. The Company has estimated the value of the patents and technology to be approximately $550,000 and has recorded these assets as Drug Licenses and Related Costs, Net during the year ended December 31, 1999. Management has determined that no reserve for impairment in value is necessary at December

31, 1999. Although the Company is responsible for funding activities of the partnership, the partnership is not currently engaged in business activities, nor does the Company anticipate that it will engage in any business activities in the future (see Note 5).

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ORIGINAL ISSUE DISCOUNT/DEBT ISSUANCE COSTS

Original issue discount related to the issuance of debt is amortized to interest expense using the effective interest method over the lives of the related debt. The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

Subsequent to December 31, 1999 the Company called its 12% Debentures, which are convertible into shares of the Company's Common Stock, for redemption. The Company expects most, if not all, of the Debenture holders to convert such Debentures into shares of Common Stock. Upon conversion, the net carrying value of the Debentures will be recorded as Common Stock and additional paid-in capital in Stockholders' Equity. If a Debenture holder chooses redemption instead of conversion, the difference between the redemption amount and the net carrying value of the Debentures will be expensed.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS No. 107) "Disclosures about Fair Value of Financial Instruments" requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Long-term debt is estimated to have a fair value of approximately $16,628,000 and $7,406,000 as of December 31, 1999 and 1998, respectively (based upon market prices on such respective dates). The carrying amounts of other financial instruments approximate their estimated fair values. The fair value information presented herein is based on information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore the current estimates of fair value may differ significantly from the amounts presented herein.

STOCK-BASED COMPENSATION PLANS

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans.

REVENUE RECOGNITION

Sales of products are recognized by the Company when the products are shipped to customers. The Company allows sales returns in certain situations, but does not believe a reserve for returns and allowances is necessary based upon the Company's favorable historical experience.

INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities relating to the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements and tax returns.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is not presented as it is antidilutive. Stock options, stock warrants and convertible debentures are the only securities issued which would have been included in the diluted loss per share calculation. Common Stock Equivalents totaling 3,025,000, 2,861,000 and 3,015,000, representing the effect of potential exercises of options and warrants and the effect of potential conversion of Debentures into shares of Common Stock for each of the years ended December 31, 1999, 1998 and 1997, respectively, were not included in the computation of diluted loss per common share because the effect would have been antidilutive.

COMPREHENSIVE INCOME

The difference between net loss as reported and comprehensive loss is the effect of foreign currency translation losses (gains) totaling $737,000, ($253,000) and $388,000 for years ended December 31,1999, 1998 and 1997, respectively.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

SFAS 131 "Disclosures About Segments of an Enterprise and Related Information" was issued in June 1997 and redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company operated in two business segments until the divestiture of its French subsidiary in June 1997. The Company now operates in one business segment. SFAS No. 131 was adopted by the Company on January 1, 1998 (see Note
12).

DERIVATIVE INSTRUMENTS AND HEDGING

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and is not intended to be applied retroactively. The Company plans to adopt SFAS No. 133, as amended, on January 1, 2001. Management does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's consolidated financial statements.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year's presentation format. Such reclassifications are not material to the consolidated financial statements.

NOTE 3--RECEIVABLES

Receivables consist of the following (in thousands):


                                                       DECEMBER 31,
                                                       ------------
                                                  1999            1998
                                                  ----            ----
Trade receivables                               $3,815          $2,972
Other                                              215             273
                                                 -----           -----
                                                 4,030           3,245
Less-allowance for doubtful accounts               (14)            (17)
                                                 -----           -----
                                                $4,016          $3,228
                                                ======          ======

NOTE 4--INVENTORIES

Inventories consist of the following (in thousands):


                                                          DECEMBER 31,
                                                          ------------
                                                       1999            1998
                                                       ----            -----
Raw materials                                          $436           $ 505

Finished goods                                          599             811
                                                      -----           -----
                                                      1,035           1,316

Less allowance for slow moving inventory                (70)           (108)
                                                      -----           -----

                                                      $ 965          $1,208
                                                      =====          ======

NOTE 5--FIXED ASSETS

Fixed assets consist of the following (in thousands):

                                                            DECEMBER 31,
                                                            ------------
                                                         1999             1998
                                                         -----            ----
Land                                                    $  893          $1,040

Buildings                                                2,789           2,782

Equipment                                                  955             754

Furniture and fixtures                                     584             539

Leasehold improvements                                      41               -

Equipment under capital lease                               27              27
                                                         -----           -----
                                                         5,289           5,142

Less-accumulated depreciation                           (1,605)         (1,591)
                                                         -----           -----

                                                        $3,684          $3,551
                                                        ======          ======

Depreciation expense was $283,000, $165,000 and $185,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Net book value of equipment under capital lease was approximately $7,000 and $12,000 at December 31, 1999 and 1998, respectively.

NOTE 6--DRUG LICENSES AND RELATED COSTS, NET

Drug licenses and related costs consist of the following (in thousands):

                                                         DECEMBER 31,
                                                   1999            1998
                                                   ----            ----
Drug licenses and related costs                   $6,802           $3,144

Less-accumulated amortization                       (995)            (711)
                                                   -----            -----
                                                  $5,807           $2,433
                                                  ======           ======

On February 11, 1999, the Company acquired rights to certain U.S. and international patents and related technology (the "Assets") covering methods to enhance the absorption of drugs delivered to biological tissues. Consideration for the Assets was paid to Yungtai Hsu, an individual, in the form of a cash payment of approximately $1.1 million, approximately 226,000 shares of Common Stock and ten-year warrants to purchase 450,000 shares of common stock. In addition, approximately 359,000 shares of Common Stock were conveyed to Conrex Pharmaceutical Corporation. The total of all consideration paid for the Assets were approximately $2.6 million. Furthermore, terms of this transaction provide for certain royalty payments upon commercialization of products using the technologies.

The Company has accepted assignment of patents and hydrogel drug delivery technology as settlement of a judgment against its partner and has estimated the value of the patents and technology to be approximately $550,000 and has recorded these assets as Drug Licenses and Related Costs, Net during the year ended December 31, 1999. Management has determined that no reserve for impairment in value is necessary at December 31, 1999.

The Company purchased the product Senioral from Sanofi-Winthrop during the year ended December 31, 1998 for approximately $1,400,000. Senioral is a combination product useful in the treatment of congestive symptoms of the upper respiratory tract. The Company's Spanish subsidiary, Laboratorios Belmac S. A. started marketing Senioral in October 1998.

Amortization expense for drug licenses and related costs was approximately $385,000, $138,000 and $110,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

NOTE 7--ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):
                                                            DECEMBER 31,
                                                            ------------
                                                       1999              1998
                                                       ----              ----
Miscellaneous                                         $ 337             $ 315
Foreign income taxes payable                            264               242
Other foreign taxes payable                             581               562
Accrued payroll                                         356               444
                                                     ------            ------
                                                      1,538            $1,563
                                                     ======            ======

NOTE 8--DEBT

Short-term borrowings consist of the following (in thousands):

                                                                                          DECEMBER 31,
                                                                                          ------------
                                                                                      1999              1998
                                                                                      ----              ----
Trade  receivables  discounted  (with a  Spanish  financial
institution),  with recourse, effective interest rate on the note
is 5.3% and 5.9%, respectively.                                                       $949             $ 633

Revolving lines of credit (with Spanish  financial  institutions),
average interest rate is 4.8% and 5.6%, respectively.                                    3               590
                                                                                    ------            ------
                                                                                      $952            $1,223
                                                                                    ======            ======

The weighted average stated interest rate on short-term borrowings outstanding at December 31, 1999 and 1998 was 5.3% and 5.7%, respectively.

The Company has revolving lines of credit with Spanish financial institutions, which lines total $3,268,000 at December 31, 1999. At December 31, 1999, advances outstanding under the lines of credit were approximately $3,000. The weighted average interest rate at December 31, 1999 was 4.8% and interest is payable quarterly.

Long-term debt consists of the following (in thousands):

                                                                                                   DECEMBER 31,
                                                                                                   ------------
                                                                                                 1999        1998
                                                                                                 ----        ----
Debentures,  maturing  February  13,  2006,  stated rate of
interest 12% (net of $1,432 and $1,584 discount,
respectively)                                                                                  $5,362        $5,403

Capitalized lease obligations, relating to equipment used
by the Company                                                                                      5            12
                                                                                                -----         -----
                                                                                                5,367         5,415

Less current portion                                                                           (5,367)           (5)
                                                                                                -----         -----
     Total long term debt                                                                      $  -0-        $5,410
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

Gross and net proceeds (after deducting underwriting commissions and the other expenses of the offering), were approximately $6,900,000 and $5,700,000, respectively. Approximately $1,770,000 of the net proceeds were used to retire the principal balance of debt incurred in 1995 private placements. The balance of the net proceeds, approximately $4,000,000, was used for working capital needs, limited research and development activities, and search for possible acquisitions of complementary products, technologies and/or businesses.

On May 29, 1996, the Debentures and Class A Redeemable Warrants began trading separately. The characteristics of the Debentures and Class A Redeemable Warrants are consistent with their description as a component of the Units except that the expiration date of the Class A Warrants was extended to August 16, 1999.

During the year ended December 31, 1997, the Underwriter of the Public Offering exercised 110 Underwriter Warrants, acquiring 110 12% Convertible Debentures and 110,000 Class A Warrants. Twenty-three of the 12% Convertible Debentures were voluntarily converted into approximately 9,000 shares of Common Stock during the year ended December 31, 1997 and 193 of the 12% Convertible Debentures were converted into approximately 77,000 shares of Common Stock during the year ended December 31, 1999. As of December 31, 1999, 1998 and

1997, there were $6,794,000,  $6,987,000 and $6,987,000  principal amount of the
12% Convertible Debentures outstanding, respectively.

For financial reporting purposes, the $1,000 purchase price of each Unit was allocated as follows: $722 to the Debenture, $224 to the conversion discount feature of the Debenture and $54 to the 1,000 Class A Warrants. None of the Unit purchase price was allocated to the Class B Warrants. Such allocation was based upon the relative fair value of each security on the date of issuance. Such allocation resulted in recording a discount on the Debentures of approximately $1,900,000. The original issue discount and the costs related to the issuance of the Debentures are being amortized to interest expense using the effective interest method over the lives of the related Debentures. The effective interest rate on the Debentures is 18.1%.

The Debentures are convertible into shares of Common Stock at any time prior to the redemption date at a conversion price per share of $2.50 (see Note 15). As a result of the Company's decision in March 2000 to redeem the Debentures that are not converted into shares of Common Stock by the redemption date of April 12, 2000, such Debentures have been classified as a current liability as of December 31, 1999.

NOTE 9--REDEEMABLE PREFERRED STOCK

During 1991, the Company issued 290,000 shares of $1 par value Series A Convertible Exchangeable Preferred Stock (the "Series A Preferred Stock") and 340,000 shares of $1 par value Series B Convertible Exchangeable Preferred Stock (the "Series B Preferred Stock") at $25 per share. The issuance of these shares provided aggregate proceeds to the Company of $15,750,000. Since the Series A and B Preferred Stock met the definition of Mandatorily Redeemable Preferred Stock, it was excluded from the Stockholders' Equity section of the Consolidated Balance Sheets. As of December 31, 1998, all 290,000 shares of the Series A Preferred Stock had been converted into 66,700 shares of Common Stock and all 340,000 shares of the Series B Preferred Stock had been converted into 56,100 shares of Common Stock.

The Series A Preferred Stock was recorded at redemption value, which was $25.00 per share plus cumulative dividends of 9% per annum. The following table summarizes activity of the Series A Preferred Stock (in thousands):


                                                      SERIES A
                                                      --------
                                                 SHARES       AMOUNT
                                                 ------       ------
Balance at December 31, 1997                      60         $2,338
     Accrual of 9% dividends                       -            101
     Conversion                                  (60)        (2,439)
                                                ------        ------
Balance at December 31, 1998 and 1999              -         $    -
                                                ======        ======

NOTE 10--STOCKHOLDERS' EQUITY

At December 31, 1999 the Company had the following Common Stock reserved for issuances under various plans and agreements (in thousands):

                                                                 COMMON SHARES
                                                                 -------------
For exercise of stock purchase warrants                              4,806

For conversion of debentures                                         2,902

For exercise of stock options                                        2,504

For other                                                                3
                                                                  ---------
                                                                    10,215
                                                                  =========

The Company has never paid any dividends on its Common Stock. The current policy of the Board of Directors is to retain earnings to finance the operation of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to the holders of the Common Stock in the foreseeable future.

STOCK PURCHASE WARRANTS

At December 31, 1999, stock purchase warrants to purchase an aggregate of approximately 4,806,000 shares of Common Stock were outstanding, which were exercisable at prices ranging from $1.50 to $20.00 per share, of which 400,000 warrants have an exercise price of $1.50 per share, 775,000 warrants have an exercise price of $2.50 per share, 460,000 warrants have an exercise price of $3.00 per share, 25,000 warrants have an exercise price of $3.50 per share, approximately 3,106,000 warrants have an exercise price of $5.00 per share, 20,000 warrants have an exercise price of $5.63 per share and 20,000 warrants have an exercise price of $20.00 per share. The warrants expire through December 2009.

During the year ended December 31, 1999, the Company issued stock purchase warrants to purchase an aggregate of 450,000 shares of the Company's Common Stock at $1.50 per share as partial consideration for the purchase of permeation enhancement technology (see Note 6), of which 50,000 were exercised during 1999, and issued Class B Warrants to purchase 659,000 shares of Common Stock for $5.00 per share. In addition, approximately 859,000 Class A Warrants were exercised during the year ended December 31, 1999 to acquire approximately 859,000 shares of Common Stock and approximately 859,000 Class B Warrants, resulting in net cash proceeds to the Company of approximately $2,600,000. Warrants to purchase approximately 1,322,000 shares of Common Stock (including approximately 1,252,000 Class A Warrants) expired unexercised during the year ended December 31, 1999.

During the year ended December 31, 1998, the Company issued stock purchase warrants to purchase an aggregate of 425,000 shares of the Company's Common Stock at $2.50 per share.

During 1998, 5000 Class B Warrants were exercised, resulting in the purchase of 2,500 shares of Common Stock. Warrants to purchase approximately 192,000 shares of Common Stock expired unexercised during the year ended December 31, 1998.

During the year ended December 31, 1997, the Company issued stock purchase Warrants to purchase an aggregate of 2,574,000 shares of the Company's Common Stock (including Class B Warrants to purchase approximately 2,450,000 shares, which became outstanding upon exercise of the Class A Warrants). During the year ended December 31, 1997, the Company temporarily lowered the exercise price on its Class A and Class B Redeemable Warrants. Approximately 70% of all outstanding Class A Redeemable Warrants (approximately 4,900,000 Class A Warrants) were exercised during this period, which generated approximately $9,800,000 in, proceeds to the Company. The exercise of the Class A Warrants resulted in issuance of approximately 4,900,000 shares of Common Stock and approximately 4,900,000 Class B Warrants. The exercise price of the Registrant's Class B Redeemable Warrants was also temporarily lowered and 5,000 Class B Warrants were exercised in January 1998, resulting in the issuance of 2,500 shares of Common Stock, as discussed above.

Additionally, 162,000 stock purchase Warrants were converted into shares of the Company's Common Stock, yielding net proceeds of $405,000 to the Company during 1997. Also during 1997, 110 underwriters' Warrants were exercised, providing proceeds of $132,000 to the Company, which resulted in the issuance of 110 $1,000 principal amount 12% Debentures due February 13, 2006 and 110,000 Class A Warrants. Such Warrants were exercised during 1997 and are included in the 4,900,000 discussed above. The proceeds were allocated between the Debentures, the Class A Warrants and the conversion feature of the Debentures based upon the relative fair value of each on the date of issuance. Warrants to purchase approximately 120,000 shares of Common Stock expired unexercised during the year ended December 31, 1997.

In addition, the Company has granted warrants in connection with private placements of its securities and as consideration for various services. These warrants have been granted for terms not exceeding ten years from the date of grant.

The table below summarizes warrant activity for the years ended December 31, 1997, 1998 and 1999.

                                                                       WEIGHTED
                                                    NUMBER OF        AVERAGE PRICE
(in thousands except per share data)              COMMON SHARES       PER SHARE
                                                  -------------       ---------
Outstanding at December 31, 1996                       8,304             $ 3.55

 Granted                                               2,574             $ 4.93

 Exercised                                            (5,061)            $ 2.02

 Canceled                                               (120)            $17.34
                                                        -----

Outstanding at December 31, 1997                       5,697             $ 4.39

 Granted                                                 425             $ 2.50

 Exercised                                                (2)            $ 3.00

 Canceled                                               (192)            $20.69
                                                        -----

 Outstanding at December 31, 1998                      5,928             $ 3.84

  Granted                                              1,109             $ 3.58

  Exercised                                             (909)            $ 2.92

  Canceled                                            (1,322)            $ 3.05
                                                      -------

Outstanding at December 31, 1999                       4,806             $ 4.17
                                                       =====


COMMON STOCK TRANSACTIONS

During the year ended December 31, 1999, the Company issued approximately 585,000 shares of Common Stock as partial consideration for the acquisition of permeation enhancement technology, approximately 859,000 shares of Common Stock as a result of the exercise of approximately 859,000 Class A Warrants, approximately 77,000 shares of Common Stock upon conversion of 193 of the Company's 12% Convertible Debentures, 150,000 shares of Common Stock as compensation in lieu of cash, 66,000 shares of Common Stock for consulting fees earned in 1996, 1997 and 1998 and 50,000 shares of Common Stock upon exercise of stock purchase warrants.

During the year ended December 31, 1998, the Company issued approximately 15,500 shares of Common Stock as a result of the conversion of 60,000 shares of Redeemable Preferred Stock and issued 2,500 shares of Common Stock as a result of the exercise of 5,000 Class B Warrants.

During the year ended December 31, 1997, the Company granted 600 shares of Common Stock to outside Directors as compensation. The Company also issued approximately 4,900,000 shares of Common Stock as a result of the exercise of approximately 4,900,000 Class A Warrants. Also, 172,000 shares of Common Stock were issued in connection with the exercise of other stock options/warrants and 9,000 shares of Common Stock were issued as the result of conversion of 23 of the Company's 12% Debentures.

STOCK OPTION PLANS

The Company has in effect Stock Option Plans (the "Plans"), pursuant to which directors, officers, and employees of the Company who contribute materially to the success of the Company are eligible to receive grants of options for the Company's Common Stock. An aggregate of 2,504,000 shares of Common Stock have been reserved for issuance under the Plans, of which approximately 427,000 are outstanding under the 1991 and 1994 Plans and 1,500,000 are outstanding under the Executive Plan as of December 31, 1999. Options may be granted for terms not exceeding ten years from the date of grant except for stock options which are granted to persons owning more than 10% of the total combined voting power of all classes of stock of the Company. For these individuals, options may be granted for terms not exceeding five years from the date of grant. Options may not be granted at a price, which is less than 100% of the fair market value on the date the options are granted (110% in the case of persons owning more than 10% of the total combined voting power of the Company). No such options were exercised during the years ended December 31, 1999 or 1998; however, during the year ended December 31, 1997, 9,000 stock options were exercised to purchase 9,000 shares of the Company's Common Stock.

Had the compensation cost for the Company's Plans been determined based on the fair value at the grant dates for awards under the Plans, consistent with the method described in SFAS 123, the Company's net loss and basic net loss per common share on a pro forma basis would have been (in thousands except per share data):

                                                      FOR THE YEAR ENDED
                                                         DECEMBER 31,
                                                 --------------------------
                                                 1999       1998       1997
                                                 ----       ----       ----
Net loss                                       ($1,365)  ($3,067)   ($3,938)
Basic and diluted net loss per common share     ($0.15)   ($0.38)    ($1.00)

The preceding pro forma results were calculated using the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 1999, 1998 and 1997, respectively: (1) risk-free interest rates of 5.8%, 5.4% and 6.2%; (2) dividend yields of 0.0%;

(3) expected lives of 10, 10 and 9.7 years; and (4) volatility of 90.0%, 85.3% and 73.1%. Results may vary depending on the assumptions applied within the model.

The table below summarizes activity in the Company's Plans for the years ended December 31, 1997, 1998 and 1999.

(in thousands except per share data)

                                                                        NUMBER OF                WEIGHTED AVERAGE
                                                                       COMMON SHARES             EXERCISE PRICE
                                                                       -------------             --------------
Outstanding at December 31, 1996                                             1,718                     $ 6.39

 Granted                                                                        53                     $ 2.93
 Exercised                                                                      (9)                    $ 2.31
 Canceled                                                                      (21)                    $47.68
                                                                            ------                     ------

Outstanding at December 31, 1997                                             1,741                     $ 5.81

 Granted                                                                        98                     $ 2.25
 Canceled                                                                      (16)                    $ 3.20
                                                                            ------                     ------

 Outstanding at December 31, 1998                                             1,823                   $ 5.64

  Granted                                                                      105                    $ 2.98
  Canceled                                                                      (1)                   $ 2.75
                                                                            ------                     ------

Outstanding at December 31, 1999                                             1,927                    $ 5.50
                                                                             =====                    ======

The table below summarizes options outstanding and exercisable at December 31, 1999:

                                 OPTIONS OUTSTANDING                               OPTIONS CURRENTLY EXERCISABLE
            ---------------------------------------------------------------        -----------------------------
                                                                                                      WEIGHTED
            RANGE OF            NUMBER         WEIGHTED        WEIGHTED AVG.       NUMBER              AVERAGE
            EXERCISE              OF            AVERAGE       REMAINING LIFE         OF               EXERCISE
             PRICES            OPTIONS       EXERCISE PRICE      (YEARS)           OPTIONS             PRICE
             ------            -------       --------------    ----------        -----------        -----------
         $ 1.50-$2.89           664,856               $2.77           6.8            643,856              $2.78
            3.00-3.75           707,500                3.61           6.6            623,000               3.69
                 4.73           500,000                4.73           6.3            500,000               4.73
          11.25-22.50            32,000               19.53           3.7             32,000              19.53
                45.00             3,000               45.00           3.1              3,000              45.00
        145.00-177.50            20,000              153.38           2.1             20,000             153.38
        -------------         ---------              ------           ---             ------             ------
       $ 1.50-$177.50         1,927,356               $5.50           6.5          1,821,856              $5.64
       ==============         =========              ======           ===          =========              =====

Options and warrants outstanding include approximately 4,806,000 warrants, all of which are exercisable, and approximately 1,927,000 options, of which approximately 1,822,000 are vested and exercisable at December 31, 1999. If all such warrants and options, which are exercisable on December 31, 1999, were exercised, the Company would receive cash proceeds of approximately $30,600,000.

Options and warrants outstanding at December 31, 1998 included 5,928,000 warrants and 1,823,000 options, of which 5,928,000 and 720,000, respectively, were exercisable at that date. Options and warrants outstanding at December 31, 1997, included 6,122,000 warrants and 1,741,000 options, of which 6,122,000 and 679,000, respectively, were exercisable at that date.

On December 22, 1999, the Board of Directors adopted a stockholder rights plan. The Board of Directors approved the declaration of the dividend of one right for each outstanding share of the Company's Common Stock on the record date of December 27, 1999. Each of the rights, which are not currently exercisable, entitles the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $16.50. The rights will become exercisable only if any person or group of affiliated persons beneficially acquire(s) 15% or more of the Company's Common Stock. Under certain circumstances, each holder of a right (other than the person or group who acquired 15% or more of the Company's Common Stock) is entitled to purchase a defined number of shares of the Company's Common Stock at 50% of the market price of the Common Stock at the time that the right becomes exercisable. The plan is designed to prevent a potential acquirer from gaining control of the Company without fairly compensating all of the Company's stockholders and to protect the Company from coercive takeover attempts.

NOTE 11--PROVISION FOR INCOME TAXES

The Company has recognized a deferred tax asset of approximately $31,120,000 as of December 31, 1999, primarily related to net operating loss and capital loss carryforwards. The Company has established a valuation allowance equal to the full amount of the deferred tax asset, as future domestic operating profits cannot be assured.

At December 31, 1999, the Company has net operating loss (the "NOL") carryforwards of approximately $30,900,000 available to offset future U.S. taxable income. The Company calculates that its use of the NOL generated through December 31, 1997 may be limited to approximately $1,000,000 each year as a result of stock, option and warrant issuances resulting in an ownership change of more than 50% of the Company's outstanding equity. The NOL of approximately $3,200,000 generated during the tax year ended December 31, 1998 is available to offset future taxable income without limitation. Additionally, approximately $1,800,000 of the NOL generated in 1995 available to offset future U.S. taxable income will be limited to approximately $300,000 per year over the next six years due to the change in tax year end during 1995. The Company utilized approximately $14,000,000 of NOLs to offset taxable income during 1997. If not offset against future taxable income, the NOL carryforwards will expire in tax years 2008 through 2019.

Total income tax expense was $781,000 (all foreign) for the year ended December 31, 1999, which arose from current operations of the Company's foreign subsidiaries. This amount differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the increase in the valuation allowance established to offset domestic deferred tax assets and the Company's tax position in Spain. Total income tax expense (benefit) was ($280,000) (domestic) and $516,000 (foreign) for the year ended December 31, 1998. These amounts differ from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the increase in the valuation allowance established to offset domestic deferred tax assets and the Company's tax position in Spain. The Company incurred income tax expense of $280,000 (domestic) and $341,000 (foreign) for the year ended December 31, 1997. These amounts differ from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of U.S. alternative minimum taxes and certain nondeductible expenses in Spain.

The valuation allowance increased (decreased) by $1,720,000, $10,500,000 and ($2,100,000) for each of the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 12--BUSINESS SEGMENT INFORMATION

The Company is a U.S.-based drug delivery company, specializing in the development of products based upon innovative and proprietary drug delivery systems, which also has a commercial presence in Europe. The Company's Spanish subsidiary, Laboratorios Belmac S.A., manufactures, markets and distributes these pharmaceutical products from Spain. During the year ended December 31, 1997, the Company divested its French subsidiary, Chimos/LBF, which was primarily involved in the import and distribution of specialty pharmaceutical products in France. In the U.S., the Company's activities consist primarily of limited product research and development, corporate management, and administration. The Company manages its operating segments separately because they either provide different products/services or require different strategies.

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

Set forth in the tables below is certain financial information with respect to the Company's operating segments for the years ended December 31, 1999, 1998 and 1997. The operating segments use the same accounting policies as those described in the summary of significant accounting policies in Note 2. Chimos/LBF was divested by the Company in June 1997 and the following information for 1997 reflects its operating results through this date.

                                                                          (in thousands)
                                                                 YEAR ENDED DECEMBER 31, 1999
                                                                 ----------------------------
                                                                               CORPORATE/
                                                                             CONSOLIDATION/
                                                          SPAIN               ELIMINATION        CONSOLIDATED
                                                          -----               -----------        ------------
Revenues                                                  $20,249                        -            $20,249
Interest income                                                 -                     $244                244
Interest Expense                                              147                    1,021              1,168
Depreciation and amortization expense                         289                      270                559
Net income (loss) before income taxes                       1,686                   (1,995)              (309)
Income tax expense (benefit)                                  781                        -                781
Net income (loss)                                             905                   (1,995)            (1,090)
Fixed assets                                                3,512                      172              3,684
Drug licenses                                               1,709                    4,098              5,807
Total assets                                               11,739                   10,498             22,237
Total liabilities                                           4,499                    6,164             10,663
Expenditures for drug licenses/delivery technology            440                    1,335              1,775
Expenditures for fixed assets                                 799                      170                969





                                                                                  (in thousands)
                                                                           YEAR ENDED DECEMBER 31, 1998
                                                                           ----------------------------
                                                                               CORPORATE/
                                                                             CONSOLIDATION/
                                                           SPAIN              ELIMINATION        CONSOLIDATED
                                                           -----              -----------        ------------
Revenues                                                  $15,148                     $95             $15,243
Interest income                                                 -                     499                 499
Interest expense                                              105                     971               1,076
Depreciation and amortization expense                         250                      53                 303
Non-recurring charge                                            -                   1,176               1,176
Net income (loss) before income taxes                       1,410                  (4,050)             (2,640)
Income tax expense (benefit)                                  516                    (280)                236
Net income (loss)                                             894                  (3,770)             (2,876)
Fixed assets                                                3,515                      36               3,551
Drug licenses                                               2,433                       -               2,433
Total assets                                               11,777                   8,541              20,318
Total liabilities                                           7,809                   3,517              11,326
Expenditures for drug licenses                                141                   1,418               1,559
Expenditures for fixed assets                                 548                      11                 559


                                                                                  (in thousands)
                                                                            YEAR ENDED DECEMBER 31, 1997
                                                                            ----------------------------
                                                                                            CORPORATE/
                                                                                          CONSOLIDATION/
                                                         SPAIN             FRANCE          ELIMINATION     CONSOLIDATED
                                                         -----             ------          -----------     ------------
Revenues                                               $12,491            $2,029               $382           $14,902
Interest income                                              -                 -                123               123
Interest expense                                           131                13                942             1,086
Depreciation and amortization expense                      215                28                 52               295
Other expenses                                               -                 -                685               685
Net income (loss) before income taxes                      623               (20)            (3,797)           (3,194)
Income tax expense                                         341                 -                280               621
Net income (loss)                                          282               (20)            (4,077)           (3,815)
Fixed assets                                             2,839                 -                 79             2,918
Drug licenses                                              691                 -                  -               691
Total assets                                             6,949                 -             14,094            21,043
Total liabilities                                        3,203                 -              6,597             9,800
Expenditures for drug licenses                              40                 -                  -                40
Expenditures for fixed assets                               91                 -                 17               108

Interest income and interest expense are based upon the actual results of each operating segment's assets and borrowings. The consolidation/elimination column includes the elimination of all inter-segment amounts as well as corporate segment amounts. The principal component of the inter-segment amounts related to inter-segment advances.

Revenues from two customers exceeded 10% of consolidated revenues during the year ended December 31, 1999, accounting for 13.0% and 12.6% of 1999 consolidated revenues, respectively and revenues from a single customer exceeded 10% of consolidated revenues during the year ended December 31, 1998, accounting for 11.5% of 1998 consolidated revenues. Revenues derived from any one customer did not exceed 10% of consolidated revenues during 1997.

NOTE 13--COMMITMENTS AND CONTINGENCIES

The Company completed the sale of Chimos/LBF for approximately $3,650,000 in June 1997. The Company received approximately $3,300,000, including approximately $2,600,000 of cash and cash equivalents on Chimos/LBF's books prior to its disposition, of which approximately $500,000 was used to repay indebtedness to the former subsidiary in 1997. An escrow fund in the amount of approximately $350,000, representing the balance due the Company, was established for certain contingent obligations or liabilities. The Company established a reserve in the amount of $100,000 during 1998 to reflect the estimated realizable value, taking into consideration certain contingencies being claimed by the buyer. The Company agreed to accept approximately $207,000 during 1999 in full settlement of the amount owed and charged the remaining $43,000 to general and administrative expense during the year ended December 31,

1999.

In November 1999, Creative Technologies, Inc. ("Creative") commenced a lawsuit against the Company and others, asserting that the Company breached a brokerage or finder's fee contract with Creative regarding its 1999 acquisition of permeation enhancement technology. The Company has made a motion to dismiss the complaint and each count therein. In the opinion of management, the claims are without merit and the outcome is expected to have no material effect on the financial position or results of operations of the Company.

The Company was awarded a judgment of approximately $2,130,000 during the year ended December 31, 1998, relating to the Company's claims of civil theft and breach of employment agreement filed against its former President and Chief Executive Officer, Michael M. Harshbarger. The judgment included treble damages totaling $418,000 related to its civil theft claim and $1,712,000 related to its breach of employment agreement claim. In addition to establishing a receivable on its books, the Company has established a reserve equal to the receivable. Harshbarger filed a Motion for Relief From Judgment in September 1999, alleging among other things that he was not provided notice of the August 24, 1998 jury trial. Discovery is ongoing and a hearing is expected to be held to determine the merits of Harshbarger's claims. In the opinion of management, the outcome is expected to have no adverse material effect on the financial position or results of operations of the Company.

The Company is obligated to pay certain royalty payments upon commercialization of products using technologies acquired in a transaction, which it consummated during the year ended December 31, 1999 (see Note 6).

The Company leases certain of its assets under noncancellable operating leases, which expire through the year 2004. Total charges to operations under operating leases were approximately $442,000, $487,000 and $350,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum lease payments under operating leases are as follows:

                        (in thousands)
                    YEAR ENDING DECEMBER 31,
                    ------------------------
                  2000                    $400
                  2001                     412
                  2002                     422
                  2003                     435
                  2004                     407

NOTE 14--COSTS OF ABANDONED ACQUISITIONS

During 1998, the Company negotiated to acquire a manufacturing facility in the United States and a portfolio of products from Schwarz Pharma. The Company decided to abandon this effort in May 1998 and, consequently, recorded a charge of $1,176,000 (including $158,000 of non-cash items) in the second quarter of 1998, representing costs of abandoned acquisitions. Of this amount, $448,000 was paid during the year ended December 31, 1997.

NOTE 15--SUBSEQUENT EVENTS

As of March 9, 2000, the Company had received net cash proceeds of $1,894,500 from the exercise of various warrants (including 460 Underwriters' warrants), in exchange for the issuance of 460 Debentures and 460,000 stock purchase warrants to the Underwriter of its 1996 public offering and 488,500 shares of Common Stock, subsequent to December 31, 1999.

On March 9, 2000, the Company's Board of Directors voted to redeem the Company's 12% Convertible Senior Subordinated Debentures. Written notice is being provided to all holders of the Debentures, which provides that if such Debentures are not converted into shares of the Company's Common Stock by April 12, 2000, such remaining Debentures will be redeemed by the Company for 105% of the principal amount plus accrued interest, or $1,054, per Debenture. Each Debenture is convertible into 400 shares of the Company's Common Stock until April 12, 2000. As of March 9, 2000, 269 of the Company's 12% Convertible Debentures had been voluntarily converted into 107,600 shares of the Company's Common Stock subsequent to December 31, 1999 and 6,985 of the 12% Convertible Debentures remain outstanding as of March 9, 2000.

As long as the market price of the Company's Common Stock remains above $2.625 per share, holders, upon conversion, will receive Common Stock having a greater market value than the cash they would receive upon redemption. However, if the holders of all 6,985 Debentures outstanding on March 9, 2000 decide not to convert such Debentures into shares of Common Stock, but decide instead to receive cash of $1,054 (including accrued interest) for each outstanding Debenture, the Company would have to pay an aggregate of $7,363,000 to redeem the Debentures. Consequently, the Company has classified such Debentures as a current liability as of December 31, 1999.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Bentley Pharmaceuticals, Inc.
North Hampton, New Hampshire

We have audited the consolidated financial statements of Bentley Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 10, 2000; such consolidated financial statements and report are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 10, 2000


                                                    BENTLEY PHARMACEUTICALS, INC.

                                                             Schedule II

                                           Valuation and qualifying accounts and reserves

               Column A                   Column B                   Column C        Column D          Column E
               --------                   --------                   --------        --------          --------
                                                                     Additions
                                                                     ---------
                                        Balance at     Charged to      Charged to
                                       beginning of     costs and    other accounts-    Deductions-     Balance at
            Description                   period        expenses       describe (a)       describe     end of period
            -----------                   ------        --------       ------------       --------     -------------
Drug licenses and related costs:

For the year ended December 31, 1999      $711,000        $385,000         ($101,000)                      $995,000

For the year ended December 31, 1998       528,000         138,000            45,000                        711,000

For the year ended December 31, 1997       497,000         110,000           (79,000)                       528,000


Goodwill:

For the year ended December 31, 1999          -                                                                  -

For the year ended December 31, 1998          -                                                                  -

For the year ended December 31, 1997      $564,000                                      $564,000(b)              -


Reserve for inventory obsolescence:

For the year ended December 31, 1999      $108,000                          ($11,000)      $27,000(c)       $70,000

For the year ended December 31, 1998       125,000                             7,000        24,000(c)       108,000

For the year ended December 31, 1997       827,000                           (24,000)     678,000 (d)       125,000


----------------------

(a)      Effect of exchange rate fluctuations.

(b) Represents goodwill related to the Registrant's French subsidiary, which was divested in June 1997.

(c)      Represents disposition of inventory which has been fully reserved.

(d) Includes a disposition of inventory of approximately $547,000, which has been fully reserved and approximately $131,000 related to the Registrant's French subsidiary, which was divested in June 1997.