Form 10-Q
period 2000-03-31
BENTLEY PHARMACEUTICALS INC
filed 2000-05-08
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________to_____________________

Commission File Number  1-10581
                       --------

                          BENTLEY PHARMACEUTICALS, INC.
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            No. 59-1513162
--------------------------------                           ---------------------
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

YES   X         NO
   ------         ------

The number of shares of the Registrant's common stock outstanding as of May 4, 2000 was 13,647,532.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 ----------------------------------------------
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                 ----------------------------------------------
                                      INDEX
                                      -----


Part I.           FINANCIAL INFORMATION                                                       PAGE
                  ---------------------                                                       ----
                  Item 1.  Consolidated Financial Statements:

                           Consolidated Balance Sheets as of March 31, 2000 (unaudited)
                           and December 31, 1999                                                 3

                           Consolidated Statements of Operations and of Comprehensive Loss
                           (unaudited) for the three months ended March 31, 2000 and 1999        4

                           Consolidated Statement of Changes in Stockholders' Equity
                           (unaudited) for the three months ended March 31, 2000                 5

                           Consolidated Statements of Cash Flows (unaudited) for the
                           three months ended March 31, 2000 and 1999                            6

                           Notes to Consolidated Financial Statements (unaudited)                8


                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                  13


Part II.          OTHER INFORMATION
                  -----------------

                  Item 6.  Exhibits and Reports on Form 8-K                                     20


                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      (unaudited)
(in thousands)                                                                          MARCH 31,             DECEMBER 31,
                                                                                        ---------             ------------
                                                                                          2000                   1999
                                                                                          ----                   ----
ASSETS
------
Current Assets:
 Cash and cash equivalents                                                              $6,131                    $4,422
 Marketable securities                                                                     575                     1,893
 Receivables, net                                                                        4,015                     4,016
 Inventories, net                                                                        1,599                       965
 Prepaid expenses and other                                                                522                       393
                                                                                       -------                   -------
  Total current assets                                                                  12,842                    11,689
                                                                                       -------                   -------
Fixed assets, net                                                                        3,565                     3,684
Drug licenses and related costs, net                                                     6,171                     5,807
Receivables from related parties                                                           440                         -
Other non-current assets, net                                                              507                     1,057
                                                                                       -------                   -------
                                                                                       $23,525                   $22,237
                                                                                       =======                   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable                                                                      $2,991                    $2,702
  Accrued expenses                                                                       1,356                     1,538
  Short term borrowings                                                                  1,030                       952
  Current portion of long term debt                                                          5                         5
  Debentures called for redemption                                                           -                     5,362
                                                                                       -------                   -------
    Total current liabilities                                                            5,382                    10,559
                                                                                       -------                   -------
Long-term debt, net                                                                      1,876                         -
                                                                                       -------                   -------
Other non-current liabilities                                                              135                       104
                                                                                       -------                   -------

Commitments and contingencies

Stockholders' Equity:
 Preferred stock, $1.00 par value, authorized 2,000 shares,
     issued and outstanding, zero shares                                                     -                         -
 Common  stock,$.02  par value,  authorized  35,000  shares,
     issued and outstanding, 12,691 and 10,230 shares                                      254                       204
 Stock purchase warrants (to purchase 4,296 and 4,806
     shares of common stock)                                                               633                       799
 Additional paid-in capital                                                             92,855                    87,858
 Accumulated deficit                                                                   (74,907)                  (74,948)
 Accumulated other comprehensive loss                                                   (2,703)                   (2,339)
                                                                                       -------                   -------
                                                                                        16,132                    11,574
                                                                                       -------                   -------
                                                                                       $23,525                   $22,237
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


                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

(in thousands, except per share data)                                                              For the Three
                                                                                                   Months Ended
                                                                                                      March 31,
                                                                                      ------------------------------------------
                                                                                         2000                           1999
                                                                                         ----                           ----
Sales                                                                                   $5,085                         $4,358
Cost of sales                                                                            1,958                          2,015
                                                                                        ------                         ------

Gross margin                                                                             3,127                          2,343
                                                                                        ------                         ------

Operating expenses:

 Selling, general and administrative                                                     2,438                          2,442
 Research and development                                                                   77                             45
 Depreciation and amortization                                                             144                             95
                                                                                        ------                         ------

  Total operating expenses                                                               2,659                          2,582
                                                                                        ------                         ------

Income (loss) from operations                                                              468                           (239)

Other (income) expenses:

 Interest expense                                                                          266                            278
 Interest income                                                                           (92)                           (68)
 Other (income) expense, net                                                                 -                             (2)
                                                                                        ------                         ------

Income (loss) before income taxes                                                          294                           (447)

Provision for income taxes:

 Domestic                                                                                    -                              -
 Foreign                                                                                   253                            100
                                                                                        ------                         ------

Net income (loss)                                                                           41                           (547)

Other comprehensive loss:

Foreign currency translation losses                                                        364                            499
                                                                                        ------                         ------

Comprehensive loss                                                                       ($323)                       ($1,046)
                                                                                        =======                       ========

Basic net income (loss) per common share                                                $0.004                        ($0.065)
                                                                                        =======                       ========

Diluted net income (loss) per common share                                              $0.003                        ($0.065)
                                                                                        =======                       ========

Weighted average common shares outstanding                                              10,783                          8,443
                                                                                        =======                       ========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

(in thousands)

                                                  $.02 Par Value
                                                   Common Stock      Additional    Accumu-    Accumulated         Other
                                                   ------------       Paid-In      lated      Other Compre-      Equity
                                                Shares     Amount     Capital      Deficit    hensive Loss    Transactions   Total
                                                ------     ------     -------      -------    ------------    ------------   -----

Balance at December 31, 1999                    10,230      $204      $87,858    ($74,948)      ($2,339)          $799     $11,574

Exercise of Class B Redeemable Warrants             60         1          300           -             -             (1)        300

Conversion of Debentures                         1,951        39        3,146           -             -              -       3,185

Exercise of stock warrants                         450        10        1,554           -             -           (414)      1,150

Exercise of underwriter warrants                     -         -           (3)          -             -            249         246

Foreign currency translation adjustment              -         -            -           -          (364)             -        (364)

Net income                                           -         -            -          41             -              -          41
                                                ------   -------      -------    --------       -------         -------    -------
Balance at March 31, 2000                       12,691      $254      $92,855    ($74,907)      ($2,703)           $633    $16,132
                                                ======   =======      =======    ========       =======         =======    =======


                The accompanying Notes to Consolidated Financial
         Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                             For the Three
                                                                                              Months Ended
                                                                                               March 31,
                                                                                             -------------
(in thousands)                                                                             2000          1999
                                                                                           ----          ----
Cash flows from operating activities:

 Net income (loss)                                                                          $41         ($547)

 Adjustments to reconcile net income (loss)

 to net cash used in operating activities:

 Depreciation and amortization                                                              144            95

 Other non-cash items                                                                       (83)          297

 (Increase) decrease in assets and

   increase (decrease) in liabilities:

   Receivables                                                                             (212)            4

   Inventories                                                                             (719)           26

   Prepaid expenses and other current assets                                               (171)           48

   Other assets                                                                             (81)          111

   Accounts payable and accrued expenses                                                    523          (345)

   Other liabilities                                                                          2             5
                                                                                        --------     --------

    Net cash used in operating activities                                                  (556)         (306)
                                                                                        --------     --------

Cash flows from investing activities:

 Acquisition of drug licenses                                                              (554)       (1,242)

 Additions to fixed assets                                                                 (169)         (336)

 Loans to related parties                                                                  (440)            -

 Proceeds from sale of investments                                                        3,838             -

 Purchase of investments                                                                 (2,515)            -
                                                                                        --------     --------
    Net cash provided by (used in) investing activities                                     160        (1,578)
                                                                                        --------     --------




                          (Continued on following page)



           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                   (unaudited)


(in thousands)                                                                           For the Three
                                                                                         Months Ended
                                                                                          March 31,
                                                                                  ----------------------------

                                                                                      2000           1999
                                                                                      ----           ----
Cash flows from financing activities:
 Net increase in short term borrowings                                                $133           $601
 Proceeds from exercise of stock warrants                                            2,002              -
                                                                                     -----          -----
    Net cash provided by financing activities                                        2,135            601
                                                                                     -----          -----
Effect of exchange rate changes on cash                                                (30)            (1)
                                                                                     -----          -----
Net increase (decrease) in cash and cash equivalents                                 1,709         (1,284)
Cash and cash equivalents at beginning of period                                     4,422          6,703
                                                                                     -----          -----
Cash and cash equivalents at end of period                                          $6,131         $5,419
                                                                                    ======         ======



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The Registrant paid cash during the period for (in thousands):

 Interest                                                                             $238           $233
                                                                                    ======         ======
 Taxes                                                                                   -              -
                                                                                    ======         ======



SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
The Registrant has issued or is obligated to issue Common Stock in exchange for services and purchase of drug delivery technology as follows (in thousands):

 Number of shares                                                                        3            735
                                                                                    ======         ======
 Amount                                                                                $29         $1,000
                                                                                    ======         ======



During the three months ended March 31, 2000, 4,878 Debentures with principal amount of $4,878,000, net of discount of $1,085,000 (and applicable unamortized debt issuance costs totaling $608,000) were converted into approximately 1,951,000 shares of Common Stock.

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

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

HISTORY AND OPERATIONS:

Bentley Pharmaceuticals, Inc. and its Subsidiaries (the "Registrant") is a U.S.-based international pharmaceutical and drug delivery company specializing in the development of products based upon innovative and proprietary drug delivery systems, which also has a commercial presence in Europe, where it manufactures, markets and distributes branded and generic pharmaceutical products. The Registrant owns rights to certain U.S. and international patents and related technology covering methods to enhance the absorption of drugs delivered to biological tissues. The Registrant is developing this technology and is targeting U.S., European and other international markets for the new product applications. The Registrant is in negotiations with larger pharmaceutical companies with the objective of collaborations in the development and marketing of various product applications, including the treatment of onychomycosis, delivery of insulin, hormone replacement therapies, vaccines and peptides. In Spain, the Registrant develops and registers late stage products, and manufactures, packages and distributes both its own and other companies' pharmaceutical products.

The strategic focus of the Registrant has shifted in response to the evolution of the global health care environment. The Registrant emphasizes product distribution in Spain, strategic alliances and product acquisitions. Its overall strategy has been expanded due to the 1999 acquisition of permeation enhancement technology, which will require limited development expenditures while providing a multitude of opportunities for strategic partnerships and/or alliances, which are anticipated to lead to milestone payments and royalty arrangements with the strategic partners bearing the majority of development costs. Since this technology is based on a series of GRAS (Generally Recognized As Safe) compounds, products may be developed in a quicker and less costly fashion. The technology facilitates the permeation of drugs administered through skin, across mucosa or through the cornea in a variety of independent pharmaceutical formats. The excipient most advanced in facilitating absorption is referred to by the Registrant as CPE-215, although there are a number of other related compounds under the same patents that have equally impressive enhancing characteristics.

BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial statements of the Registrant, at March 31, 2000 and 1999 included herein, have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries: Pharma de Espana, Inc. and its wholly-owned subsidiary, Laboratorios Belmac S.A.; Bentley Healthcare Corporation and its wholly-owned subsidiary, Belmac Hygiene, Inc.; Belmac Health Corporation; Belmac Holdings, Inc. and its wholly-owned subsidiary, Belmac A.I., Inc.; B.O.G. International Finance, Inc.; and Belmac Jamaica, Ltd. All significant intercompany balances have been eliminated in consolidation. The financial position and results of operations of the Registrant's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against Accumulated other comprehensive loss in the Stockholders' Equity section of the Consolidated Balance Sheets. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

In the opinion of management, the accompanying unaudited consolidated financial statements for the period ended March 31, 2000 and 1999 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1999 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Registrant's financial position as of March 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 should not be considered indicative of the results to be expected for the year.

CASH AND CASH EQUIVALENTS:

The Registrant considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents for purposes of the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. Investments in securities that do not meet the definition of cash equivalents are classified as marketable securities available-for-sale in the Consolidated Balance Sheets.

MARKETABLE SECURITIES:

The Company has classified its marketable securities as "available-for-sale" and, accordingly, carries such securities at aggregate fair value. Fair value has been determined based on quoted market prices. Marketable securities at March 31, 2000 included $575,000 of Spanish government Treasury Bills, which mature in May 2000.

INVENTORIES:

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):

                                            March 31, 2000     December 31, 1999
                                            --------------     -----------------

Raw materials                                     $710                $436
Finished goods                                     953                 599
                                                ------               -----
                                                 1,663               1,035
Less allowance for slow moving inventory           (64)                (70)
                                                ------               -----
                                                $1,599                $965
                                                ======               =====



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

RECEIVABLES FROM RELATED PARTIES:

The Registrant provided loans to each of Messrs. Murphy, Price and Gyurik, who are Executive Officers of the Registrant, in the amounts of $250,000, $50,000 and $140,000, respectively, in March 2000, which Messrs. Murphy, Price and Gyurik used to pay the income taxes on equity-based compensation received in the prior year. The loans, which bear interest at 6.59% annually, mature in March 2003 and are secured by 28,000, 6,000 and 16,000 shares of the Registrant's Common Stock owned by Messrs. Murphy, Price and Gyurik, respectively. Interest on the loans is payable quarterly.

DEBT:

During the three months ended March 31, 2000, holders of the Registrant's 12% Debentures, which were classified as current liabilities at December 31, 1999, converted 4,878 of such Debentures, with a net carrying value of approximately $3,793,000 into approximately 1,951,000 shares of Common Stock. At March 31, 2000, there remained outstanding 2,376 Debentures, with a net carrying value of approximately $1,876,000. All 2,376 Debentures outstanding at

March 31, 2000 were converted into an aggregate of approximately 950,000 shares of Common Stock subsequent to March 31, 2000 as a result of the Registrant's notice that it would redeem all Debentures that remained outstanding on April 12, 2000. Debentures outstanding at March 31, 2000 were classified as non-current liabilities as a result of their conversion into shares of Common Stock in April 2000.

STOCKHOLDERS' EQUITY:

During the three months ended March 31, 2000, holders of the Registrant's Class B Redeemable Warrants exercised approximately 120,000 of such warrants, resulting in the issuance of approximately 60,000 shares of Common Stock, the Underwriters of the Registrant's 1996 Public Offering exercised 460 Underwriter's Warrants, resulting in the issuance of 460 Debentures and 460,000 Class A Redeemable Warrants and other warrant holders exercised an aggregate of 450,000 stock purchase warrants, resulting in the issuance of 450,000 shares of Common Stock. The Registrant received aggregate net proceeds from such exercises of approximately $2,002,000.

PROVISION FOR INCOME TAXES:

The Registrant accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities relating to the expected future tax consequences of events that have been recognized in the Registrant's consolidated financial statements and tax returns.

The Registrant recorded a provision for income taxes totaling $253,000 for the three months ended March 31, 2000 as a result of its taxable income in Spain. This amount differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income primarily as a result of the increase in the valuation allowance to offset domestic deferred tax assets and certain nondeductible expenses in Spain.

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:


Basic net income (loss) per common share is presented in accordance with SFAS No. 128, "Earnings per Share".

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during each period adjusted for actual shares issued during the period. Diluted income per common share is presented for the three months ended March 31, 2000. Diluted loss per common share for the three months ended March 31, 1999 is the same as the basic loss per common share as a result of antidilution. The effect of the Registrant's outstanding stock options, stock warrants and convertible debentures were considered in the diluted income (loss) per share calculation.

The following is a reconciliation between basic and diluted net income per share for the three months ended March 31, 2000. Dilutive securities issuable include approximately 1,227,000 shares issuable as a result of Class B Warrants and approximately 2,090,000 shares issuable as a result of various stock options and warrants outstanding. Basic and diluted net loss per common share for the three months ended March 31, 1999 are the same.






(in thousands, except per share data)

                                                              Effect of
                                              Basic            Dilutive           Diluted
                                               EPS            Securities            EPS
                                             -------          ----------         ---------
Net Income                                    $   41              ---              $   41
Number of Shares                              10,783            3,317              14,100
Per Share                                     $ .004              ---              $ .003

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2000 versus Three Months Ended March 31, 1999
--------------------------------------------------------------------------

The Registrant reported revenues of $5,085,000 and net income of $41,000 or $.004 per basic common share ($.003 per diluted common share) for the three months ended March 31, 2000 compared to revenues of $4,358,000 and a net loss of $547,000 or $.065 per basic and diluted common share for the same period in the prior year.

The 17% increase in revenues is primarily attributable to increased sales by the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., which reported an increase in revenues of 32% in local currency for the three months ended March 31, 2000 compared to the same period of the prior year; however, fluctuations in foreign currency exchange rates negatively impacted revenues by $675,000, resulting in revenues of $5,085,000 when expressed in U.S. dollars.

Gross margins for the three months ended March 31, 2000 increased to 61% compared to gross margins of 54% in the same period of the prior year, primarily as a result of manufacturing efficiencies associated with higher levels of production during the three months ended March 31, 2000 compared to the same period of the prior year. The Ministry of Health and the Pharma Industry in Spain had entered into a two-year agreement that expired in December 1999, whereby pharmaceutical companies in Spain were taxed on their growth as a vehicle for funding rising health care costs in Spain. This agreement has expired and, as of this date, has not been renewed nor has the Registrant received any indication that it will be renewed or if it is renewed that the effective date will be retroactive to the beginning of the year. Consequently, the Registrant has not accrued any such taxes for the three months ended March 31, 2000. Such taxes would have approximated $136,000 for the three months ended March 31, 2000 if the agreement had continued beyond December 31, 1999.

Selling, general and administrative expenses decreased by $4,000, to $2,438,000 for the three months ended March 31, 2000 compared to $2,442,000 for the same period of the prior year. Selling, general and administrative expenses, as a percentage of revenues, were reduced from 56% of first quarter 1999 revenues to 48% of first quarter 2000 revenues as a result of the Registrant's 17% increase in revenues and its efforts to control general and administrative expenses. A significant portion (63% or $1,545,000) of these expenses are marketing and selling expenses, which are necessary for the Registrant's growth in sales and market share in Spain. Selling and marketing expenses increased by $130,000, or 9% over the same period of the prior year, however, as a percent of revenues, decreased from 32% in the first quarter of 1999 to 30% in the first quarter of 2000. General and administrative expenses decreased by 13% from $1,027,000 in the first quarter of 1999 to $893,000 in the first quarter of 2000, and decreased from 24% of first quarter 1999 revenues to 18% of first quarter 2000 revenues. To the extent practical, the Registrant intends to continue its efforts to control general and administrative expenses in its effort to maintain profitability.

The Registrant reported research and development expenses of $77,000 for the three months ended March 31, 2000 compared to $45,000 for the same period of the prior year. Amounts charged to research and development totaled $238,000 for the three months ended March 31, 2000 and were offset by $161,000 as a result of a negotiated reduction in an amount previously accrued for research and development expenses. The increase in the Registrant's costs for research and development is primarily the result of costs associated with the laboratory in the Registrant's U.S. headquarters, located in New Hampshire. This laboratory is being used by the Registrant to develop potential product applications using its permeation enhancement technology. The limited expenditures in research and development reflect the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures in order to ensure that its development programs are efficient and cost effective.

Depreciation and amortization expenses totaled $144,000 for the three months ended March 31, 2000, compared to $95,000 for the same period of the prior year. The increase was primarily due to higher depreciation charges with respect to renovations and improvements at the Registrant's manufacturing facility and its U.S. laboratory and higher amortization charges with respect to recently acquired drug licenses and technologies.

Interest expense, which primarily reflects interest on the Registrant's Debentures, totaled $266,000 for the three months ended March 31, 2000 compared to $278,000 for the same period of the prior year as a result of lower outstanding principal amount of the Registrant's Debentures, which resulted from conversions by the holders thereof into shares of the Registrant's Common Stock during the three months ended March 31, 2000, partially offset by higher average outstanding short term debt balances used for operating purposes in Spain. The Registrant incurred first quarter interest expense related to the Debentures of approximately $233,000, which will be reduced to zero beginning with the second quarter of 2000, as a result of the conversion of all Debentures into shares of Common Stock.

Interest income was $92,000 for the three months ended March 31, 2000 compared to $68,000 for the same period of the prior year primarily as a result of higher short-term interest bearing investment balances during the three months ended March 31, 2000 than in the same period of 1999.

The Registrant recorded a provision for foreign income taxes totaling $253,000 for the three months ended March 31, 2000 as a result of taxable income earned in Spain compared to $100,000 in the same period of the prior year.

The Registrant reported income from operations of $468,000 for the three months ended March 31, 2000 compared to a loss of $239,000 in the same period of the prior year. The effect of combining non-operating items, primarily interest expense of $266,000, interest income of $92,000 and provision for income taxes of $253,000 resulted in net income of $41,000, or $.004 per basic common share ($.003 per diluted common share) for the three months ended March 31, 2000, compared to the net loss in the same period of the prior year, of $547,000, or $.065 per basic and diluted common share.



LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Total assets increased from $22,237,000 at December 31, 1999 to $23,525,000 at March 31, 2000, while Stockholders' Equity increased from $11,574,000 at
December  31,  1999  to   $16,132,000   at  March  31,  2000.  The  increase  in
Stockholders' Equity reflects primarily the exercise of 120,000 Class B Redeemable Warrants and the resulting issuance of 60,000 shares of Common Stock, the exercise of 460 Underwriter's Warrants resulting in the issuance of 460 Debentures and 460,000 Class A Redeemable Warrants, the conversion of 4,878 of the Registrant's 12% Convertible Debentures into approximately 1,951,000 shares of Common Stock and the exercise of stock purchase warrants to purchase an aggregate of 450,000 shares of Common Stock and net income of $41,000 for the three months ended March 31, 2000, partially offset by the negative impact of the fluctuation of the Spanish peseta (and related euro) exchange rate on the foreign currency translation.

The Registrant's working capital increased from $1,130,000 at December 31, 1999 to $7,460,000 at March 31, 2000, primarily as a result of conversion of 4,878 of the Registrant's 12% Debentures into shares of Common Stock and the classification of the 2,376 Debentures with a carrying value of $1,876,000 which remained outstanding at March 31, 2000 as long-term debt, net, which Debentures had been classified as current liabilities as of December 31, 1999 and cash proceeds of approximately $2,002,000 received from the exercise of 120,000 Class B Warrants, 460 Underwriter's Warrants and 450,000 other stock purchase warrants during the first quarter of 2000.

Cash and cash equivalents increased from $4,422,000 at December 31, 1999 to $6,131,000 at March 31, 2000, primarily as a result of cash proceeds of approximately $2,002,000 received from the exercise of 120,000 Class B Warrants, 460 Underwriter's Warrants and 450,000 other stock purchase warrants and as a result of the maturities of approximately $1,288,000 of marketable securities, partially offset by use of cash for working capital purposes and investing activities. Included in cash and cash equivalents at March 31, 2000 are approximately $5,469,000 of short-term investments considered to be cash equivalents. There are also approximately $575,000 of marketable securities (six-month maturities maturing in May 2000) classified as available-for-sale at March 31, 2000.

Accounts receivable decreased from $4,016,000 at December 31, 1999 to $4,015,000 at March 31, 2000 and the Registrant has not experienced any material delinquent accounts on its trade receivables. Inventories increased to $1,599,000 at March 31, 2000 compared to $965,000 at December 31, 1999 primarily as a result of raw materials purchases and production of finished goods in anticipation of higher levels of sales, partially offset by fluctuation in foreign currency exchange rates.

Prepaid expenses and other current assets increased from $393,000 at December 31, 1999 to $522,000 at March 31, 2000, primarily as a result of prepaid expenses which are being amortized over the applicable periods to be benefited, partially offset by recurring amortization charges and the effect of fluctuations in foreign currency exchange rates.

The combined total of accounts payable and accrued expenses increased from $4,240,000 at December 31, 1999 to $4,347,000 at March 31, 2000, primarily as a result of inventory purchases, partially offset by fluctuations in foreign currency exchange rates. Short-term borrowings increased from $952,000 at December 31, 1999 to $1,030,000 at March 31, 2000, as a result of higher outstanding balances on lines of credit used for operating purposes in Spain, partially offset by the effect of fluctuations in foreign currency exchange rates.

Current portion of long-term debt of $5,362,000 at December 31, 1999 was reduced to $1,876,000 at March 31, 2000 as a result of the conversion of 4,878 Debentures into approximately 1,951,000 shares of Common Stock, partially offset by accretion recorded on the Debentures. The 2,376 Debentures that remained outstanding at March 31, 2000, with a carrying value of $1,876,000, have been classified as long-term debt, net as a result of the conversion of such Debentures into shares of Common Stock subsequent to March 31, 2000.

Fixed assets, net decreased from $3,684,000 at December 31, 1999 to $3,565,000 at March 31, 2000, due primarily to recurring depreciation charges and the effect of fluctuations in foreign currency exchange rates, partially offset by additions to machinery and equipment and renovations at the Spanish manufacturing facility.

Drug licenses and related costs, net increased from $5,807,000 at December 31, 1999 to $6,171,000 at March 31, 2000, primarily due to the acquisition of drug licenses in Spain, partially offset by the effect of fluctuations in foreign currency exchange rates and recurring amortization charges.

Receivables from related parties represent loans totaling $440,000 made to Executive Officers of the Registrant in March 2000. Proceeds from the loans were used to pay the income taxes on equity-based compensation provided to such officers in the prior year. The loans, in the form of promissory notes, are secured by an aggregate of 50,000 shares of Common Stock owned by the officers and bear interest at 6.59% annually. Interest on the promissory notes, which mature in March 2003, is payable quarterly.

Other non-current assets decreased from $1,057,000 at December 31, 1999 to $507,000 at March 31, 2000, primarily due to the conversion of 4,878 of the Registrant's 12% Debentures into approximately 1,951,000 shares of Common Stock. Unamortized debt issuance costs totaling $608,000 were credited to the Stockholders' Equity as a result of such conversions. Other non-current assets were also reduced as a result of the effect of fluctuations in foreign currency exchange rates and recurring amortization charges.

Other non-current liabilities increased from $104,000 at December 31, 1999 to $135,000 at March 31, 2000, primarily as a result of recording a liability to recognize the Registrant's obligation to issue Common Stock to employees' 401(k) retirement plan accounts in conjunction with the Registrant's 401(k) matching program.

Investing activities, primarily proceeds received from the sale of investments in the U.S., partially offset by purchases of drug licenses in Spain, additions to machinery and equipment and capital improvements to the manufacturing facility in Spain and loans made to Executive Officers of the Registrant, the proceed of which were used to pay income taxes on equity-based compensation, provided net cash of $160,000 during the three months ended March 31, 2000. Financing activities, primarily the exercise of 120,000 Class B Warrants, the exercise of 460 Underwriter's Warrants and the exercise of other stock purchase warrants to purchase an aggregate of 450,000 shares of Common Stock and proceeds from short term borrowings for working capital purposes in Spain during the three months ended March 31, 2000, provided net cash of $2,135,000 and operating activities for the three months ended March 31, 2000 used net cash of $556,000.

Seasonality. In the past, the Registrant has experienced a positive fluctuation in the fourth quarter due to seasonality. As the Registrant markets more pharmaceutical products whose sales are seasonal, seasonality of sales may become more significant.

Effect of inflation and changing prices. Neither inflation nor changing prices has materially impacted the Registrant's net sales or income from operations for the periods presented.

Given the Registrant's current liquidity and cash balances and considering its future strategic plans (including its year 2000 budgeted capital improvements and planned equipment purchases of approximately $1,400,000), the Registrant should have sufficient liquidity to fund operations for the year 2000 and into the year 2001, which should be a sufficient time frame for the Registrant to advance its strategic objectives and generate sufficient revenues and cash flow to support the Registrant's operating cash flow needs. There can be no assurance, however, that changes in the Registrant's research and development plans or other events affecting the Registrant's revenues or operating expenses will not result in the earlier depletion of the Registrant's funds. The Registrant, however, continues to explore alternative sources for financing its business activities. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

DERIVATIVE INSTRUMENTS AND HEDGING

Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and is not intended to be applied retroactively. The Registrant plans to adopt SFAS No. 133 on January 1, 2001. Management does not believe that the adoption of SFAS No. 133 will have a significant impact on the Registrant's consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

Foreign Currency. A substantial amount of the Registrant's business is conducted in Europe and is therefore influenced by the extent to which there are fluctuations in the dollar's value against other currencies, specifically the euro and the peseta. On January 1, 1999, the euro became the official currency of 11 European Union (EU) member states with a fixed conversion rate against their national currencies. The value of the euro against the dollar and all other currencies, including those of the four EU member states that are not participating in the euro zone, will fluctuate according to market conditions. Although euro notes and coins will not appear until January 1, 2002, the new currency can be used by consumers, retailers, companies and public administrations after January 1, 1999, in the form of "written money," i.e. by means of checks, traveler's checks, bank transfers, credit card transactions, etc. The permanent value of one euro in Spain is fixed at 166.39 pesetas. The exchange rate at March 31, 2000 and December 31, 1999 was 173.98 and 165.23 pesetas per U.S. dollar, respectively. The weighted average exchange rate for the three months ended March 31, 2000 and 1999 was 171.56 and 148.30 pesetas per U.S. dollar, respectively. The effect of foreign currency fluctuations on long lived assets for the three months ended March 31, 2000 was an decrease of
$364,000 and the cumulative historical effect was a decrease of $2,703,000, as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. Although exchange rates fluctuated significantly in recent years, and in particular, the continuing weakening of the euro in relation to the U.S. dollar in 1999 and year to date 2000, the Registrant does not believe that the effect of foreign currency fluctuation is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, the Registrant does not plan to modify its business practices. The Registrant has relied primarily upon financing activities to fund the operations of the Registrant in the United States. In the event that the Registrant is required to fund United States operations or cash needs with funds generated in Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

Interest Rates. The weighted average interest rate on the Registrant's short-term borrowings is 5.5% and the balance outstanding is $1,030,000 as of March 31, 2000. The effect of an increase in the interest rate of one hundred basis points (to 6.5%) would have the effect of increasing interest expense by approximately $10,000 annually.

CAUTIONARY  STATEMENTS  FOR  PURPOSES  OF THE "SAFE  HARBOR"  PROVISIONS  OF THE
--------------------------------------------------------------------------------
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------

The statements contained in this Quarterly Report on Form 10-Q, which are not historical facts contain forward looking information with respect to plans, projections or future performance of Bentley Pharmaceuticals, Inc. ("Bentley"), the occurrence of which involve certain risks and uncertainties that could cause the Bentley's actual results to differ materially from those expected by Bentley, including the risk that we could be required to cut back or stop operations if we are unable to raise or obtain needed funding; that we have a history of losses and if we do not achieve profitability we may not be able to continue our business in the future; that we may be restricted from using our net operating loss carry forwards due to a change in equity ownership and a change in our tax year; that successful development of current and future products is uncertain; that clinical trial results may result in failure to obtain regulatory approval and inability to sell products; that our patent position is uncertain and our success depends on our proprietary rights; that we may have to lower prices or spend more money to effectively compete against companies with greater resources than us, which could result in lower revenues and/or profits; that rapid technological change may result in our products becoming obsolete before we recoup a significant portion of related costs; that pharmaceutical pricing is uncertain and may result in a negative effect on our profitability; that we depend on third parties for commercialization in the United States; that as a producer of "Orphan Drugs" we may be required to continue producing the product regardless of its potential; that we depend on key personnel and must continue to attract and retain key employees; that we face product liability risks; that we face risks when doing business outside of the United States; that our computer systems may fail which may disrupt our business; that your percentage of ownership, voting power and price of Bentley common stock may decrease as a result of events which increase the number of shares of our outstanding common stock; that obligations in connection with warrants and options may hinder our ability to obtain future financing; that your interest in Bentley may be diluted by the issuance of preferred stock with greater rights than the common stock, which we can sell or issue at any time; that we have not paid dividends on our common stock and do not intend to pay dividends in the foreseeable future; that certain laws and provisions in our certificate of incorporation and by laws make it more difficult or discourage third parties from attempting to control Bentley, and other uncertainties detailed in Bentley's Annual Report on Form 10-K (SEC File No. 1-10581) for the year ended December 31, 1999.

PART II.          OTHER INFORMATION
                  -----------------

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

          (a)Exhibits:

             27.1       Financial Data Schedule (Filed herewith.)

          (b)Reports on Form 8-K filed during the quarter ended March 31, 2000:

                   None.

          The Registrant has not filed any reports on Form 8-K subsequent to March 31, 2000.

All other items required in Part II have been previously filed or are not applicable for the quarter ended March 31, 2000.

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

                                            BENTLEY PHARMACEUTICALS, INC.
                                            -----------------------------
                                            Registrant

May 4, 2000                        By:      /s/ James R. Murphy
                                            --------------------------------------------
                                            James R. Murphy
                                            Chairman, President and Chief Executive Officer
                                            (principal executive officer)




May 4, 2000                        By:      /s/ Michael D. Price
                                            --------------------------------------------
                                            Michael D. Price
                                            Vice President, Chief Financial Officer,
                                            Treasurer and Secretary (principal financial
                                            and accounting officer)