Form 10-Q
period 2000-06-30
BENTLEY PHARMACEUTICALS INC
filed 2000-08-04
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to_____________________

Commission File Number  1-10581
                        -------

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

              65 Lafayette Road, 3rd Floor, North Hampton, NH 03862
              -----------------------------------------------------
                (Current Address of Principal Executive Offices)


Registrant's telephone number, including area code:        (603) 964-8006
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X          NO
   ------          ------

The number of shares of the Registrant's common stock outstanding as of August 3, 2000 was 13,658,532.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 ----------------------------------------------
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
                  ---------------------------------------------
                                      INDEX
                                      -----

Part I.           FINANCIAL INFORMATION                                                            PAGE
                  ---------------------                                                            ----
                  Item 1.  Consolidated Financial Statements:

                           Consolidated Balance Sheets as of June 30, 2000 (unaudited)
                           and December 31, 1999                                                      3

                           Consolidated Statements of Operations and of Comprehensive
                           Loss (unaudited) for the three months ended June 30, 2000
                           and 1999, and the six months ended June 30, 2000 and 1999                  4

                           Consolidated Statement of Changes in Stockholders' Equity
                           (unaudited) for the six months ended June 30, 2000                         5

                           Consolidated Statements of Cash Flows (unaudited) for the
                           six months ended June 30, 2000 and 1999                                    6

                           Notes to Consolidated Financial Statements (unaudited)                     8


                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                       13


                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                22


Part II.          OTHER INFORMATION
                  -----------------

                  Item 4.  Submission of Matters to a Vote of Security Holders                       24


                  Item 6.  Exhibits and Reports on Form 8-K                                          24

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      (unaudited)
(in thousands)                                                                          JUNE 30,               DECEMBER 31,
                                                                                       --------                ------------
                                                                                         2000                       1999
                                                                                         ----                       ----
ASSETS
------
Current Assets:
 Cash and cash equivalents                                                              $5,660                    $4,422
 Marketable securities                                                                       -                     1,893
 Receivables, net                                                                        4,053                     4,016
 Inventories, net                                                                        1,445                       965
 Prepaid expenses and other                                                                503                       393
                                                                                       -------                   -------
  Total current assets                                                                  11,661                    11,689
                                                                                       -------                   -------
Fixed assets, net                                                                        3,705                     3,684
Drug licenses and related costs, net                                                     6,273                     5,807
Receivables from related parties                                                           448                         -
Other non-current assets, net                                                              259                     1,057
                                                                                       -------                   -------
                                                                                       $22,346                   $22,237
                                                                                       =======                   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable                                                                      $2,225                    $2,702
  Accrued expenses                                                                       1,395                     1,538
  Short term borrowings                                                                  1,021                       952
  Current portion of non-current liabilities                                                 5                         5
  Debentures called for redemption                                                           -                     5,362
                                                                                       -------                   -------
    Total current liabilities                                                            4,646                    10,559
                                                                                       -------                   -------
Non-current liabilities                                                                    145                       104
                                                                                       -------                   -------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 2,000 shares,
     issued and outstanding, zero shares                                                     -                         -
 Common stock,$.02 par value, authorized 35,000 shares,
     issued and outstanding, 13,658 and 10,230 shares                                      273                       204
 Stock purchase warrants (to purchase 4,293 and 4,806
     shares of common stock)                                                               633                       799
 Additional paid-in capital                                                             94,438                    87,858
 Accumulated deficit                                                                   (75,089)                  (74,948)
 Accumulated other comprehensive loss                                                   (2,700)                   (2,339)
                                                                                       -------                   -------
                                                                                        17,555                    11,574
                                                                                       -------                   -------
                                                                                       $22,346                   $22,237
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

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

(In thousands, except per share data)                                For the Three                       For the Six
                                                                      Months Ended                       Months Ended
                                                                        June 30,                          June 30,
                                                                  --------------------                 ---------------
                                                                2000              1999              2000             1999
                                                               ------            ------            ------           ------
Sales                                                          $4,594            $4,750            $9,679           $9,108
Cost of sales                                                   1,736             1,993             3,694            4,008
                                                               ------            ------            ------           ------

 Gross profit                                                   2,858             2,757             5,985            5,100
                                                               ------            ------            ------           ------

Operating expenses:
 Selling, general and administrative                            2,528             2,469             4,966            4,911
 Research and development                                         298               256               375              301
 Depreciation and amortization                                    133                90               277              185
                                                               ------            ------            ------           ------

  Total operating expenses                                      2,959             2,815             5,618            5,397
                                                               ------            ------            ------           ------

Income (loss) from operations                                    (101)              (58)              367             (297)

Other (income) expenses:
 Interest expense                                                  30               291               296              569
 Interest income                                                  (92)              (54)             (184)            (122)
 Other (income) expense, net                                        -                 2                 -                -
                                                               ------            ------            ------           ------

Income (loss) before income taxes                                 (39)             (297)              255             (744)

Provision for income taxes:
  Domestic                                                          -                 -                 -                -
  Foreign                                                         143               155               396              255
                                                               ------            ------            ------           ------

Net loss                                                         (182)             (452)             (141)            (999)

Other comprehensive (income) loss:

  Foreign currency translation (gains) losses                      (3)              252               361              751
                                                               ------            ------            ------           ------

Comprehensive loss                                              ($179)            ($704)            ($502)         ($1,750)
                                                               ======            ======            ======           ======

Basic net loss per common share                                ($0.01)           ($0.05)           ($0.01)          ($0.12)
                                                               ======             =====            ======            =====
Diluted net loss per common share                              ($0.01)           ($0.05)           ($0.01)          ($0.12)
                                                               ======             =====            ======            =====
Weighted average common shares outstanding                     13,561             8,444            12,172            8,444
                                                               ======             =====            ======            =====

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

(in thousands)
                                               $.02 Par Value
                                                Common Stock        Additional     Accumu-    Accumulated     Other
                                                ------------         Paid-In       lated     Other Compre-   Equity
                                            Shares         Amount    Capital       Deficit    hensive Loss  Transactions    Total
                                            ------         ------    -------       -------    ------------  ------------    -----
Balance at December 31, 1999                10,230         $204      $87,858      ($74,948)     ($2,339)        $799      $11,574

Exercise of Class B Redeemable Warrants         64            1          315             -            -           (1)         315

Conversion of Debentures                     2,901           58        4,682             -            -            -        4,740

Exercise of stock options/warrants             463           10        1,586             -            -         (414)       1,182

Exercise of underwriter's warrants               -            -           (3)            -            -          249          246

Foreign currency translation adjustment          -            -            -             -         (361)           -         (361)

Net loss                                         -            -            -          (141)           -            -         (141)
                                            ------       ------       ------        ------       ------       ------       ------
Balance at June 30, 2000                    13,658         $273      $94,438      ($75,089)     ($2,700)        $633      $17,555
                                            ======       ======       ======        ======       ======       ======       ======

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                          For the Six
                                                                                                         Months Ended
                                                                                                           June 30,
                                                                                                     -------------------
(in thousands)                                                                                       2000           1999
                                                                                                     ----           ----
Cash flows from operating activities:
 Net loss                                                                                            ($141)       ($999)
 Adjustments to reconcile net loss
 to net cash used in operating activities:
 Depreciation and amortization                                                                         277          185
 Other non-cash items                                                                                   (4)         451
 (Increase) decrease in assets and
   increase (decrease) in liabilities:
   Receivables                                                                                        (259)        (702)
   Inventories                                                                                        (559)        (460)
   Prepaid expenses and other current assets                                                          (157)        (213)
   Other assets                                                                                       (159)         107
   Accounts payable and accrued expenses                                                              (217)         510
   Other liabilities                                                                                    (4)           7
                                                                                                    ------       ------
    Net cash used in operating activities                                                           (1,223)      (1,114)
                                                                                                    ------       ------

Cash flows from investing activities:
 Additions to drug licenses and related costs                                                         (766)      (1,423)
 Additions to fixed assets                                                                            (414)        (478)
 Receivables from related parties                                                                     (440)           -
 Proceeds from sale of investments                                                                   6,993            -
 Purchase of investments                                                                            (5,025)           -
                                                                                                    ------       ------
    Net cash provided by (used in) investing activities                                                348       (1,901)
                                                                                                    ------       ------

                          (Continued on following page)


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                   (unaudited)

(in thousands)                                                                                              For the Six
                                                                                                            Months Ended
                                                                                                              June 30,
                                                                                                          ----------------
                                                                                                          2000        1999
                                                                                                          ----        ----
Cash flows from financing activities:
 Net increase in short term borrowings                                                                    $124        $238
 Proceeds from exercise of stock options/warrants                                                        2,049          15
 Payments on capital leases                                                                                 (2)         (3)
                                                                                                         -----       -----
    Net cash provided by financing activities                                                            2,171         250
                                                                                                         -----       -----
Effect of exchange rate changes on cash                                                                    (58)         81
                                                                                                         -----       -----
Net increase (decrease) in cash and cash equivalents                                                     1,238      (2,684)
Cash and cash equivalents at beginning of period                                                         4,422       6,703
                                                                                                         -----       -----
Cash and cash equivalents at end of period                                                              $5,660      $4,019
                                                                                                        ======      ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The Registrant paid cash during the period for (in thousands):

 Interest                                                                                                 $265        $477
                                                                                                        ======      ======
 Income taxes                                                                                             $161         $47
                                                                                                        ======      ======



SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

The Registrant has issued or is obligated to issue Common Stock in exchange for services and purchase of drug delivery technology as follows (in thousands):

 Number of shares                                                                                            6         735
                                                                                                        ======      ======
 Amount                                                                                                    $45      $1,000
                                                                                                        ======      ======

During the six months ended June 30, 2000, 7,254 Debentures with principal amount of $7,254,000, net of discount of $1,585,000 (and applicable unamortized debt issuance costs totaling $929,000) were converted into approximately 2,901,000 shares of Common Stock.

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

BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial statements of the Registrant, at June 30, 2000 and 1999 included herein, have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted

Accounting Principles in the United States have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries: Pharma de Espana, Inc. and its wholly-owned subsidiary, Laboratorios Belmac S.A. and its wholly-owned subsidiary,
Laboratorios Davur S.L.; Bentley Healthcare Corporation and its wholly-owned subsidiary, Belmac Hygiene, Inc.; Belmac Health Corporation; Belmac Holdings, Inc. and its wholly-owned subsidiary, Belmac A.I., Inc.; B.O.G. International Finance, Inc.; and Belmac Jamaica, Ltd. All significant intercompany balances have been eliminated in consolidation. The financial position and results of operations of the Registrant's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against Accumulated other comprehensive loss in the Stockholders' Equity section of the Consolidated Balance Sheets. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

In the opinion of management, the accompanying unaudited consolidated financial statements for the period ended June 30, 2000 and 1999 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1999 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Registrant's financial position as of June 30, 2000 and the results of its operations and its cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three or six months ended June 30, 2000 should not be considered indicative of the results to be expected for the year.

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

INVENTORIES:

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):

                                                                        June 30, 2000       December 31, 1999
                                                                        -------------       -----------------
Raw materials                                                               $561                  $436
Finished goods                                                               947                   599
                                                                           -----                 -----
                                                                           1,508                 1,035
Less allowance for slow moving inventory                                     (63)                  (70)
                                                                           -----                 -----
                                                                          $1,445                  $965
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

In July 2000, the Registrant announced that, through its subsidiary, Laboratorios Belmac, it had acquired rights to market and manufacture, in Spain, the product and trademark, Codeisan, from Abello, a subsidiary of Merck & Co., Inc. The brand line consists of tablet and liquid presentations, which will be marketed and promoted by the Laboratorios Belmac sales force, upon transfer to Laboratorios Belmac of the rights to commercialize by the Spanish Ministry of Health. This transfer is expected to occur later in 2000 and, upon completion, the Registrant is required to pay the seller the full purchase price of 986,000,000 pesetas (approximately $5,600,000). The Registrant has received financing commitments from lenders in order to finance the acquisition of Codeisan. Also acquired in the transaction was the associated manufacturing equipment, which will be transferred to Laboratorios Belmac's production facilities in Zaragosa, Spain.

In July 2000, the Registrant also announced that it has entered into a strategic alliance with Teva Pharmaceutical Industries, Ltd., whereby the Registrant will receive licenses to more than 75 of Teva's products for registration and marketing in Spain. Teva will supply the bulk pharmaceutical products to the Registrant and the Registrant's Spanish subsidiaries, Laboratorios Belmac and Laboratorios Davur will market the products in Spain. Teva was also granted a right of first refusal to acquire Laboratorios Davur in the event that the Registrant decides to divest that subsidiary. Sales from the products are expected to begin gradually over the next 12 months. An investment in additional sales representatives will be required, along with an increase in regulatory activities, both of which may create a short term reduction in the Registrant's earnings.

RECEIVABLES FROM RELATED PARTIES:

The Registrant provided loans to each of Messrs. Murphy, Price and Gyurik, who are Executive Officers of the Registrant, in the amounts of $250,000, $50,000 and $140,000, respectively, in

March 2000, which Messrs. Murphy, Price and Gyurik used to pay income taxes on equity-based compensation received in the prior year. The loans, which bear interest at 6.59% annually, mature in March 2003 and are secured by 28,000, 6,000 and 16,000 shares of the Registrant's Common Stock owned by Messrs. Murphy, Price and Gyurik, respectively. Accrued interest on such loans totals approximately $8,000 at June 30, 2000.

DEBT:

During the six months ended June 30, 2000, holders of the Registrant's 12% Debentures, which were classified as current liabilities at December 31, 1999, converted all 7,254 of such Debentures, with a net carrying value of approximately $5,669,000, into approximately 2,901,000 shares of Common Stock.

STOCKHOLDERS' EQUITY:

During the six months ended June 30, 2000, holders of the Registrant's Class B Redeemable Warrants exercised approximately 126,000 of such warrants, resulting in the issuance of approximately 63,000 shares of Common Stock, the Underwriters of the Registrant's 1996 Public Offering exercised 460 Underwriter's Warrants, resulting in the issuance of 460 Debentures and 460,000 Class A Redeemable Warrants, other warrant holders exercised an aggregate of 450,000 stock purchase warrants, resulting in the issuance of 450,000 shares of Common Stock, and holders of stock purchase options exercised 13,000 of such options, resulting in the issuance of 13,000 shares of Common Stock. The Registrant received aggregate net proceeds from all such exercises of approximately $2,049,000.

PROVISION FOR INCOME TAXES:

The Registrant accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities relating to the expected future tax consequences of events that have been recognized in the Registrant's consolidated financial statements and tax returns.

The Registrant recorded a provision for income taxes totaling $396,000 for the six months ended June 30, 2000 as a result of its taxable income in Spain. This amount differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income primarily as a result of an increase in the valuation allowance to offset domestic deferred tax assets and certain nondeductible expenses in Spain.

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Basic net income (loss) per common share is presented in accordance with SFAS No. 128, "Earnings per Share".

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during each period adjusted for actual shares issued during the period. Diluted loss per common share for the three and six months ended June 30, 2000 and 1999 is the same as the basic loss per common share as a result of the net loss reported in each period. The effect of the Registrant's outstanding stock options and stock purchase warrants were considered in the diluted loss per share calculation.

NEW ACCOUNTING PRONOUNCEMENTS:

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective in the quarter ended December 31, 2000, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Registrant is currently assessing the impact of SAB 101 on its financial position and results of operations.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2000 versus Three Months Ended June 30, 1999
------------------------------------------------------------------------

The Registrant reported revenues of $4,594,000 and a net loss of $182,000 or $.01 per basic and diluted common share for the three months ended June 30, 2000 compared to revenues of $4,750,000 and a net loss of $452,000 or $.05 per basic and diluted common share for the same period in the prior year.

The Registrant's Spanish subsidiary, Laboratorios Belmac S.A. reported an increase in revenues of 8% in local currency for the three months ended June 30, 2000 compared to the same period of the prior year; however, an 11% decline in the value of the Spanish Peseta and related Euro negatively impacted revenues by $541,000, resulting in revenues of $4,594,000 when expressed in U.S. dollars. Also impacting revenues was a decision by the Spanish Ministry of Health to suspend from commercialization a class of drugs that included Finedal, a product marketed by the Registrant. The Registrant's revenues for the three months ended June 30, 1999 included sales of Finedal totaling approximately $300,000, while revenues for the three months ended June 30, 2000 included no sales of Finedal. The Registrant does not anticipate any future sales of this product. The Registrant has not experienced any product liability claims with respect to this product and does not expect any such claims. Revenues for the three months ended June 30, 2000 include $25,000 received from Auxilium A2, Inc. related to research and licensing agreements.

Gross margins for the three months ended June 30, 2000 increased to 62% compared to gross margins of 58% in the same period of the prior year, primarily as a result of manufacturing efficiencies associated with higher levels of production during the three months ended June 30, 2000 compared to the same period of the prior year. The Ministry of Health and the Pharma Industry in Spain had entered into a two-year agreement that expired in December 1999, whereby pharmaceutical companies in Spain, including the Registrant's Spanish subsidiaries, were taxed on their growth as a vehicle for funding rising health care costs in Spain. This agreement has expired and, as of this date, has not been renewed nor has the Registrant received any indication that it will be renewed or if it is renewed that the effective date will be retroactive to the beginning of the year. Consequently, the Registrant has not accrued any such taxes for the three months ended June 30, 2000. Such taxes would have been approximately $109,000 for the three months ended June 30, 2000 if the agreement had continued beyond December 31, 1999.

As discussed in the Notes to Consolidated Financial Statements, subsequent to June 30, 2000, the Registrant entered into a strategic alliance with Teva Pharmaceutical Industries, Ltd., whereby the Registrant, through its Spanish subsidiaries, will receive licenses for more than 75 of Teva's products for registration and marketing in Spain. The products will be comprised of both branded and generic forms. An investment in additional sales representatives will be required, along with an increase in regulatory activities, both of which may create a short term reduction in the Registrant's earnings. The Registrant, through its subsidiary, Laboratorios Davur, has also submitted registrations to the Spanish Ministry of Health for generic versions of various products, in response to growing interest in generic products in Spain. The price of generic products is typically lower than the price for the comparable branded product; consequently, the Registrant believes that resulting gross margins may be lower on sales of such products. The Registrant's decision to enter the generic market was based on its objectives to be competitive and to continue to grow sales and market share. The Registrant believes that lower gross margins in the future will be offset by increased sales, the net effect of which is expected to be beneficial to the results of operations of the Registrant.

Selling, general and administrative expenses increased by $59,000 or 2%, to $2,528,000 for the three months ended June 30, 2000 compared to $2,469,000 for the same period of the prior year. Selling, general and administrative expenses, as a percentage of revenues, increased from 52% of second quarter 1999 revenues to 55% of second quarter 2000 revenues. A significant portion (63% or $1,592,000) of these expenses are marketing and selling expenses, which are necessary for the Registrant's growth in sales and market share in Spain. Selling and marketing expenses increased by $37,000, or 2% over the same period of the prior year, and as a percent of revenues, increased from 33% in the second quarter of 1999 to 35% in the second quarter of 2000. Selling and marketing expenses, as reported in U.S. dollars, were approximately $200,000 lower than would have been reported as a result of the 11% decline in the value of the Spanish Peseta and related Euro in relation to the U.S. dollar during the period. General and administrative expenses also increased by 2% from $914,000 in the second quarter of 1999 to $936,000 in the second quarter of 2000, increasing from 19% of second quarter 1999 revenues to 20% of second quarter 2000 revenues. General and administrative expenses, as reported in U.S. dollars, were approximately $60,000 lower than would have been reported as a result of the 11% decline in the value of the Spanish Peseta and related Euro in relation to the U.S. dollar during the period. To the extent practical, the Registrant intends to continue its efforts to control general and administrative expenses in its effort to reach and maintain profitability.

The Registrant reported research and development expenses of $298,000 for the three months ended June 30, 2000 compared to $256,000 for the same period of the prior year. The increase in the Registrant's costs for research and development is primarily the result of costs associated with a Phase I Clinical Study (treatment of nail fungal infections) that is underway at the University of Alabama at Birmingham and the laboratory in the Registrant's U.S. headquarters, located in New Hampshire. This laboratory is being used by the Registrant to develop potential product applications using its permeation enhancement technology. The limited expenditures in research and development reflect the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures in order to ensure that its development programs are efficient and cost effective.

Depreciation and amortization expenses totaled $133,000 for the three months ended June 30, 2000, compared to $90,000 for the same period of the prior year. The increase was primarily due to higher depreciation charges with respect to renovations and improvements at the Registrant's manufacturing facility and its U.S. laboratory and higher amortization charges with respect to recently acquired drug licenses and technologies.

Interest expense totaled $30,000 for the three months ended June 30, 2000 compared to $291,000 for the same period of the prior year. The Registrant incurred first quarter interest expense related to its Debentures of approximately $233,000, which was eliminated beginning with the second quarter of 2000, as a result of the conversion of all Debentures into shares of Common Stock. Interest expense incurred during the second quarter of 2000 resulted primarily from the outstanding balances on lines of credit used for operating purposes in Spain.

Interest income totaled $92,000 for the three months ended June 30, 2000 compared to $54,000 for the same period of the prior year primarily as a result of higher short-term interest bearing investment balances during the three months ended June 30, 2000 than in the same period of 1999.

The Registrant recorded a provision for foreign income taxes totaling $143,000 for the three months ended June 30, 2000 as a result of taxable income earned in Spain, compared to $155,000 in the same period of the prior year. The provision for foreign income taxes would have been $14,000 higher than reported, absent the 11% decline in the value of the Spanish Peseta and related Euro in relation to the U.S. dollar during the period. The Registrant has available, for U.S. federal income tax reporting purposes, net operating loss carry-forwards. However, since the Registrant has not yet achieved profitable domestic operations, it has recorded a valuation allowance for the entire net deferred tax asset.

The Registrant reported a loss from operations of $101,000 for the three months ended June 30, 2000 compared to a loss of $58,000 in the same period of the prior year. The impact of non-operating items, primarily interest expense of $30,000, interest income of $92,000 and provision for income taxes of $143,000 resulted in a net loss of $182,000, or $.01 per basic and diluted common share (13,561,000 weighted average common shares outstanding) for the three months ended June 30, 2000, compared to a net loss in the same period of the prior year, of $452,000, or $.05 per basic and diluted common share (8,444,000 weighted average common shares outstanding).

Six Months Ended June 30, 2000 versus Six Months Ended June 30, 1999
--------------------------------------------------------------------

The Registrant reported revenues of $9,679,000 and a net loss of $141,000 or $.01 per basic and diluted common share for the six months ended June 30, 2000 compared to revenues of $9,108,000 and a net loss of $999,000 or $.12 per basic and diluted common share for the same period in the prior year.

The Registrant's Spanish subsidiary, Laboratorios Belmac S.A., reported an increase in revenues of 19% in local currency for the six months ended June 30, 2000 compared to the same period of the prior year; however, an 11% decline in the value of the Spanish Peseta and related Euro negatively impacted revenues by $1,216,000, resulting in revenues of $9,679,000 when expressed in U.S. dollars. Also impacting revenues was a decision by the Spanish Ministry of Health to suspend from commercialization a class of drugs that included Finedal, a product marketed by the Registrant. The Registrant's revenues for the six months ended June 30, 1999 included sales of Finedal totaling approximately $450,000, while revenues for the three months ended June 30, 2000 included Finedal sales of approximately $200,000. The Registrant does not anticipate any future sales of this product. The Registrant has not experienced any product liability claims with respect to this product and does not expect any such claims. Revenues for the six months ended June 30, 2000 include $25,000 received from Auxilium A2, Inc. related to research and licensing agreements.

Gross margins for the six months ended June 30, 2000 increased to 62% compared to gross margins of 56% in the same period of the prior year, primarily as a result of manufacturing efficiencies associated with higher levels of production during the six months ended June 30, 2000 compared to the same period of the prior year. The Ministry of Health and the Pharma Industry in Spain had entered into a two-year agreement that expired in December 1999, whereby pharmaceutical companies in Spain, including the Registrant's Spanish subsidiaries, were taxed on their growth as a vehicle for funding rising health care costs in Spain. This agreement has expired and, as of this date, has not been renewed nor has the Registrant received any indication that it will be renewed or if it is renewed that the effective date will be retroactive to the beginning of the year. Consequently, the Registrant has not accrued any such taxes for the six months ended June 30, 2000. Such taxes would have been approximately $245,000 for the six months ended June 30, 2000 if the agreement had continued beyond December 31, 1999.

As discussed in the Notes to Consolidated Financial Statements, subsequent to June 30, 2000, the Registrant entered into a strategic alliance with Teva Pharmaceutical Industries, Ltd., whereby the Registrant, through its Spanish subsidiaries, will receive licenses for more than 75 of Teva's products for registration and marketing in Spain. The products will be comprised of both branded and generic forms. An investment in additional sales representatives will be required, along with an increase in regulatory activities, both of which may create a short term reduction in the Registrant's earnings. The Registrant, through its subsidiary, Laboratorios Davur, has also submitted registrations to the Spanish Ministry of Health for generic versions of various products, in response to growing interest in generic products in Spain. The price of generic products is typically lower than the price for the comparable branded product; consequently, the Registrant believes that resulting gross margins may be lower on sales of such products. The Registrant's decision to enter the generic market was based on its objectives to be competitive and to continue to grow sales and market share. The Registrant believes that lower gross margins in the future will be offset by increased sales, the net effect of which is expected to be beneficial to the results of operations of the Registrant.

Selling, general and administrative expenses increased by $55,000 or 1%, to $4,966,000 for the six months ended June 30, 2000 compared to $4,911,000 for the same period of the prior year. Selling, general and administrative expenses, as a percentage of revenues, were reduced from 54% of first half 1999 revenues to 51% of first half 2000 revenues as a result of the Registrant's 6% increase in revenues and its efforts to control general and administrative expenses. A significant portion (63% or $3,138,000) of these expenses are marketing and selling expenses, which are necessary for the Registrant's growth in sales and market share in Spain. Selling and marketing expenses increased by $168,000, or 6% over the same period of the prior year, however, as a percent of revenues, decreased slightly from 33% in the first half of 1999 to 32% in the first half of 2000. Selling and marketing expenses, as reported in U.S. dollars, were approximately $410,000 lower than would have been reported as a result of the 11% decline in the value of the Spanish Peseta and related Euro in relation to the U.S. dollar during the period. General and administrative expenses decreased by 6% from $1,941,000 in the first half of 1999 to $1,828,000 in the first half of 2000, and decreased from 21% of first half 1999 revenues to 19% of first half 2000 revenues. General and administrative expenses, as reported in U.S. dollars, were approximately $115,000 lower than would have been reported as a result of the 11% decline in the value of the Spanish Peseta and related Euro in relation to the U.S. dollar during the period. To the extent practical, the Registrant intends to continue its efforts to control general and administrative expenses in its effort to reach and maintain profitability.

The Registrant reported research and development expenses of $375,000 for the six months ended June 30, 2000 compared to $301,000 for the same period of the prior year. Amounts charged to research and development totaled $536,000 for the six months ended June 30, 2000 and were offset by $161,000 as a result of a negotiated reduction in an amount previously accrued for research and development expenses. The increase in the Registrant's costs for research and development is primarily the result of costs associated with a Phase I Clinical Study (treatment of nail fungal infections) that is underway at the University of Alabama at Birmingham and the laboratory in the Registrant's U.S. headquarters, located in New Hampshire. This laboratory is being used by the Registrant to develop potential product applications using its permeation enhancement technology. The limited expenditures in research and development reflect the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures in order to ensure that its development programs are efficient and cost effective.

Depreciation and amortization expenses totaled $277,000 for the six months ended June 30, 2000, compared to $185,000 for the same period of the prior year. The increase was primarily due to higher depreciation charges with respect to renovations and improvements at the Registrant's manufacturing facility and its U.S. laboratory and higher amortization charges with respect to recently acquired drug licenses and technologies.

Interest expense totaled $296,000 for the six months ended June 30, 2000 compared to $569,000 for the same period of the prior year. The Registrant incurred first quarter interest expense related to the Debentures of approximately $233,000, which was eliminated beginning in the second quarter of 2000, as a result of the conversion of all Debentures into shares of Common Stock.

Interest income was $184,000 for the six months ended June 30, 2000 compared to $122,000 for the same period of the prior year primarily as a result of higher short-term interest bearing investment balances during the six months ended June 30, 2000 than in the same period of 1999.

The Registrant recorded a provision for foreign income taxes totaling $396,000 for the six months ended June 30, 2000 as a result of taxable income earned in Spain, compared to $255,000 in the same period of the prior year. The provision for foreign income taxes would have been $37,000 higher than reported, absent the 11% decline in the value of the Spanish Peseta and related Euro in relation to the U.S. dollar during the period. The Registrant has available, for U.S. federal income tax reporting purposes, net operating loss carry-forwards. However, since the Registrant has not yet achieved domestic operations, it has recorded a valuation allowance for the entire net deferred tax asset.

The Registrant reported income from operations of $367,000 for the six months ended June 30, 2000 compared to a loss of $297,000 in the same period of the prior year. The impact of non-operating items, primarily interest expense of $296,000, interest income of $184,000 and provision for income taxes of $396,000 resulted in a net loss of $141,000, or $.01 per basic and diluted common share (12,172,000 weighted average common shares outstanding) for the six months ended June 30, 2000, compared to the net loss in the same period of the prior year, of $999,000, or $.12 per basic and diluted common share (8,444,000 weighted average common shares outstanding).

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Total assets increased from $22,237,000 at December 31, 1999 to $22,346,000 at June 30, 2000, while Stockholders' Equity increased from $11,574,000 at December 31, 1999 to $17,555,000 at June 30, 2000. The increase in Stockholders' Equity reflects primarily the conversion of 7,254 of the Registrant's 12% Convertible Debentures into approximately 2,901,000 shares of Common Stock, the exercise of 126,000 Class B Redeemable Warrants resulting in the issuance of 63,000 shares of Common Stock, the exercise of 460 Underwriter's Warrants resulting in the issuance of 460 Debentures and 460,000 Class A Redeemable Warrants, the exercise of stock purchase warrants to purchase an aggregate of 450,000 shares of Common Stock and the exercise of stock purchase options to purchase 13,000 shares of Common Stock, partially offset by the negative impact of the fluctuation of the Spanish peseta (and related Euro) exchange rate on the foreign currency translation and the net loss of $141,000 for the six months ended June 30, 2000.

The Registrant's working capital increased from $1,130,000 at December 31, 1999 to $7,015,000 at June 30, 2000, primarily as a result of conversion of 7,254 of the Registrant's 12% Debentures into shares of Common Stock and cash proceeds of approximately $2,049,000 received from the exercise of 126,000 Class B Warrants, 460 Underwriter's Warrants, 450,000 other stock purchase warrants and 13,000 stock purchase options during the first half of 2000.

Cash and cash equivalents increased from $4,422,000 at December 31, 1999 to $5,660,000 at June 30, 2000, primarily as a result of cash proceeds of approximately $2,049,000 received from the exercise of 126,000 Class B Warrants, 460 Underwriter's Warrants, 450,000 other stock purchase warrants and 13,000 stock purchase options and as a result of the maturities of approximately $1,893,000 of marketable securities, partially offset by use of cash for working capital purposes and investing activities. Included in cash and cash equivalents at June 30, 2000 are approximately $5,137,000 of short-term investments considered to be cash equivalents.

Accounts receivable increased from $4,016,000 at December 31, 1999 to $4,053,000 at June 30, 2000 and the Registrant has not experienced any material delinquent accounts on its trade receivables. Inventories increased to $1,445,000 at June 30, 2000 compared to $965,000 at December 31, 1999 primarily as a result of raw materials purchases and production of finished goods in anticipation of higher levels of sales, partially offset by fluctuation in foreign currency exchange rates.

Prepaid expenses and other current assets increased from $393,000 at December 31, 1999 to $503,000 at June 30, 2000, primarily as a result of prepaid expenses which are being amortized over the applicable periods to be benefited, partially offset by recurring amortization charges and the effect of fluctuations in foreign currency exchange rates.

The combined total of accounts payable and accrued expenses decreased from $4,240,000 at December 31, 1999 to $3,620,000 at June 30, 2000, primarily due to payment of an amount previously accrued for research and development expenses, a portion of which was reduced and offset against research and development expenses during the six months ended June 30, 2000, inventory purchases and fluctuations in foreign currency exchange rates. Short-term borrowings increased from $952,000 at December 31, 1999 to $1,021,000 at June 30, 2000, as a result of higher outstanding balances on lines of credit used for operating purposes in Spain, partially offset by the effect of fluctuations in foreign currency exchange rates.

Debentures called for redemption totaling $5,362,000 at December 31, 1999 were reduced to zero at June 30, 2000 as a result of the conversion of all 7,254 Debentures into approximately 2,901,000 shares of Common Stock, partially offset by accretion recorded on the Debentures prior to conversion. As discussed below, the Registrant has secured financing commitments to fund the acquisition of Codeisan, which is expected to occur later in 2000. Such borrowings, totaling approximately $5,600,000, will be reflected as debt on the Registrant's Consolidated Balance Sheets upon completion of this transaction.

Fixed assets, net increased from $3,684,000 at December 31, 1999 to $3,705,000 at June 30, 2000, due primarily to additions to machinery and equipment and renovations at the Spanish manufacturing facility as well as computer equipment purchases at the U.S. offices, partially offset by recurring depreciation charges and the effect of fluctuations in foreign currency exchange rates.

Drug licenses and related costs, net increased from $5,807,000 at December 31, 1999 to $6,273,000 at June 30, 2000, primarily due to the additions to drug licenses and related costs, partially offset by the effect of fluctuations in foreign currency exchange rates and recurring amortization charges. In July 2000, the Registrant announced that, through its subsidiary, Laboratorios Belmac, it had acquired rights to market and manufacture, in Spain, the product and trademark, Codeisan, from Abello, a subsidiary of Merck & Co., Inc. Upon completion of the transfer of the rights by the Spanish Ministry of Health later in 2000, the Registrant will be required to pay the seller the full purchase price of 986,000,000 pesetas (approximately $5,600,000). The Registrant has received financing commitments from lenders in order to finance the acquisition of Codeisan. Also acquired in the transaction was the associated manufacturing equipment, which will be transferred to Laboratorios Belmac's production facilities in Zaragosa, Spain.

Receivables from related parties represent loans totaling $440,000 made to executive officers of the Registrant in March 2000. Proceeds from the loans were used to pay the income taxes on stock-based compensation provided to such officers in the prior year. The loans, in the form of promissory notes, are secured by an aggregate of 50,000 shares of Common Stock owned by the officers and bear interest at 6.59% annually. Accrued interest payable totaling $8,000 is included in the amounts receivable at June 30, 2000.

Other non-current assets decreased from $1,057,000 at December 31, 1999 to $259,000 at June 30, 2000, primarily due to the conversion of all 7,254 of the Registrant's 12% Debentures into approximately 2,901,000 shares of Common Stock. Unamortized debt issuance costs totaling $929,000 were credited to Stockholders' Equity as a result of such conversions. Other non-current assets were also reduced as a result of the effect of fluctuations in foreign currency exchange rates and recurring amortization charges during the period.

Non-current liabilities increased from $104,000 at December 31, 1999 to $145,000 at June 30, 2000, primarily as a result of recording a liability to recognize the Registrant's obligation to issue Common Stock to employees' 401(k) retirement plan accounts in conjunction with the Registrant's 401(k) matching program.

Investing activities, primarily proceeds received from the sale of investments, partially offset by additions to drug licenses and related costs, primarily in Spain; additions to machinery and equipment and capital improvements to the manufacturing facility in Spain as well as computer equipment purchases at the U.S. offices; and loans made to Executive Officers of the Registrant, the proceeds of which were used to pay income taxes on stock-based compensation, provided net cash of $348,000 during the six months ended June 30, 2000. Financing activities, primarily the exercise of 126,000 Class B Warrants, the exercise of 460 Underwriter's Warrants, the exercise of other stock purchase warrants to purchase an aggregate of 450,000 shares of Common Stock and the exercise of stock purchase options to purchase 13,000 shares of Common Stock and proceeds from short term borrowings for working capital purposes in Spain during the six months ended June 30, 2000, provided net cash of $2,171,000. Operating activities for the six months ended June 30, 2000 used net cash of $1,223,000.

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

Given the Registrant's current liquidity and cash balances and considering its future strategic plans (including its year 2000 budgeted capital improvements and planned equipment purchases of approximately $1,400,000 and acquisition of Codeisan for approximately $5,600,000 for which financing has been secured), the Registrant should have sufficient liquidity to fund operations for the year 2000 and into the year 2001, which should be a sufficient time frame for the Registrant to advance its strategic objectives and generate sufficient revenues and cash flow to support the Registrant's operating cash flow needs. There can be no assurance, however, that changes in the Registrant's research and development plans or other events affecting the Registrant's revenues or operating expenses will not result in the earlier depletion of the Registrant's funds. The Registrant, however, continues to explore alternative sources for financing its business activities. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

NEW ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective in the quarter ended December 31, 2000, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20,

"Accounting Changes." The Registrant is currently assessing the impact of SAB 101 on its financial position and results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

Foreign Currency. A substantial amount of the Registrant's business is conducted in Europe and is therefore influenced by the extent to which there are fluctuations in the dollar's value against other currencies, specifically the euro and the peseta. On January 1, 1999, the euro became the official currency of European Union (EU) member states with a fixed conversion rate against their national currencies. The value of the euro against the dollar and all other currencies, including the EU member states that are not participating in the euro zone, will fluctuate according to market conditions. Although euro notes and coins will not appear until January 1, 2002, the new currency has been used by consumers, retailers, companies and public administrations since January 1, 1999, in the form of "written money," i.e. by means of checks, traveler's checks, bank transfers, credit card transactions, etc. The permanent value of one euro in Spain is fixed at 166.39 pesetas. The exchange rate at June 30, 2000 and December 31, 1999 was 174.27 and 165.23 pesetas per U.S. dollar, respectively. The weighted average exchange rate for the six months ended June 30, 2000 and 1999 was 173.49 and 152.86 pesetas per U.S. dollar, respectively. The effect of foreign currency fluctuations on long lived assets for the six months ended June 30, 2000 was a decrease of $361,000 and the cumulative historical effect was a decrease of $2,700,000, as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. Although exchange rates fluctuated significantly in recent years, and in particular, the continuing weakening of the euro in relation to the U.S. dollar in 1999 and year to date 2000, the Registrant does not believe that the effect of foreign currency fluctuation is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, the Registrant does not plan to modify its business practices. The Registrant has relied primarily upon financing activities to fund the operations of the Registrant in the United States. In the event that the Registrant is required to fund United States operations or cash needs with funds generated in Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

Interest Rates. The weighted average interest rate on the Registrant's short term borrowings is 5% and the balance outstanding is $1,021,000 as of June 30, 2000. The effect of an increase in the interest rate of one hundred basis points (to 6%) would have the effect of increasing interest expense by approximately $10,000 annually.

CAUTIONARY  STATEMENTS  FOR  PURPOSES  OF THE "SAFE  HARBOR"  PROVISIONS  OF THE
--------------------------------------------------------------------------------
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------

The statements contained in this Quarterly Report on Form 10-Q, which are not historical facts contain forward looking information with respect to plans, projections or future performance of Bentley Pharmaceuticals, Inc. ("Bentley"), the occurrence of which involve certain risks and uncertainties that could cause Bentley's actual results to differ materially from those expected by Bentley, including the risk that we could be required to cut back or stop operations if we are unable to raise or obtain needed funding; that we have a history of losses and if we do not achieve profitability we may not be able to continue our business in the future; that we may be restricted from using our net operating loss carry forwards due to a change in equity ownership and a change in our tax year; that successful development of current and future products is uncertain; that clinical trial results may result in failure to obtain regulatory approval and inability to sell products; that our patent position is uncertain and our success depends on our proprietary rights; that we may have to lower prices or spend more money to effectively compete against companies with greater resources than us, which could result in lower revenues and/or profits; that rapid technological change may result in our products becoming obsolete before we recoup a significant portion of related costs; that pharmaceutical pricing is uncertain and may result in a negative effect on our profitability; that we depend on third parties for commercialization in the United States; that as a producer of "Orphan Drugs" we may be required to continue producing the product regardless of its potential; that we depend on key personnel and must continue to attract and retain key employees; that we face product liability risks; that we face risks when doing business outside of the United States; that our computer systems may fail, which may disrupt our business; that your percentage of ownership, voting power and price of Bentley common stock may decrease as a result of events which increase the number of shares of our outstanding common stock; that obligations in connection with warrants and options may hinder our ability to obtain future financing; that your interest in Bentley may be diluted by the issuance of preferred stock with greater rights than the common stock, which we can sell or issue at any time; that we have not paid dividends on our common stock and do not intend to pay dividends in the foreseeable future; that certain laws and provisions in our certificate of incorporation and by laws make it more difficult or discourage third parties from attempting to control Bentley, and other uncertainties detailed in Bentley's Annual Report on Form 10-K (SEC File No. 1-10581) for the year ended December 31, 1999.

PART II.          OTHER INFORMATION
                  -----------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

The Annual Meeting of Stockholders of the Registrant was held on June 9, 2000 for the purpose of electing three directors. Proxies for the meeting were solicited pursuant to Regulation 14D of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition. The following members were elected to the Registrant's Board of Directors.

Nominee               Term Expiring   Shares Voted For   Shares Voted Against
-------               -------------   ----------------   --------------------
Russell Cleveland         2003           12,604,204             32,034
Michael McGovern          2003           12,604,217             32,021
Michael D. Price          2003           12,604,094             32,144


Directors whose terms of office continued after the meeting are as follows:

Name                                                  Term Expiring
----                                                  -------------
James R. Murphy                                            2002
Robert M. Stote                                            2002
Miguel Fernandez                                           2002
Robert J. Gyurik                                           2001
Charles L. Bolling                                         2001
William A. Packer                                          2001

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

          (a)Exhibits:

             27.1   Financial Data Schedule (Filed herewith.)

          (b)Reports on Form 8-K filed during the quarter ended June 30, 2000:

                    None.

          The Registrant has not filed any reports on Form 8-K subsequent to June 30, 2000.

All other items required in Part II have been previously filed or are not applicable for the quarter ended June 30, 2000.

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

                                 BENTLEY PHARMACEUTICALS, INC.
                                 -----------------------------
                                 Registrant

August 3, 2000          By:      /s/ James R. Murphy
                                 -----------------------------
                                 James R. Murphy
                                 Chairman, President and Chief Executive Officer
                                 (principal executive officer)



August 3, 2000          By:      /s/ Michael D. Price
                                 -----------------------------
                                 Michael D. Price
                                 Vice President, Chief Financial Officer,
                                 Treasurer and Secretary (principal financial
                                 and accounting officer)