Form 10-Q
period 2000-09-30
BENTLEY PHARMACEUTICALS INC
filed 2000-11-09
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X        QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
---      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                                                         OR

         TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

Commission File Number  1-10581
                       --------

                          BENTLEY PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                                        No. 59-1513162
--------------------------------                                    ------------------------------------
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

YES   X               NO
   --------             --------

The number of shares of the Registrant's common stock outstanding as of November 2, 2000 was 13,914,132.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 ----------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
               --------------------------------------------------
                                      INDEX
                                      -----

Part I.           FINANCIAL INFORMATION                                                 PAGE
                  ---------------------                                                 ----
                  Item 1.  Consolidated Financial Statements:

                           Consolidated Balance Sheets as of September 30, 2000 (unaudited)
                           and December 31, 1999                                                         3

                           Consolidated Statements of Operations and of Comprehensive
                           Income (Loss) (unaudited) for the three months ended
                           September 30, 2000 and 1999, and the nine months ended                        4
                           September 30, 2000 and 1999

                           Consolidated Statement of Changes in Stockholders' Equity
                           (unaudited) for the nine months ended September 30, 2000                      5

                           Consolidated Statements of Cash Flows (unaudited) for the
                           nine months ended September 30, 2000 and 1999                                 6

                           Notes to Consolidated Financial Statements (unaudited)                        8


                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                          14


                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   24


Part II.          OTHER INFORMATION
                  -----------------

                  Item 6.  Exhibits and Reports on Form 8-K                                             26


                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  (unaudited)
(in thousands)                                                                    SEPTEMBER 30,            DECEMBER 31,
                                                                                  ------------             ------------
                                                                                     2000                      1999
                                                                                     ----                      ----
ASSETS
------
Current Assets:
 Cash and cash equivalents                                                           $4,349                    $4,422
 Marketable securities                                                                    -                     1,893
 Receivables, net                                                                     4,474                     4,016
 Inventories, net                                                                     1,434                       965
 Prepaid expenses and other                                                             597                       393
                                                                                    -------                   -------
  Total current assets                                                               10,854                    11,689
                                                                                    -------                   -------
Fixed assets, net                                                                     3,614                     3,684
Drug licenses and related costs, net                                                 10,582                     5,807
Receivables from related parties                                                        456                         -
Other non-current assets, net                                                           214                     1,057
                                                                                    -------                   -------
                                                                                    $25,720                   $22,237
                                                                                    =======                   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable                                                                   $1,784                    $2,702
  Accrued expenses                                                                    1,243                     1,538
  Short-term borrowings                                                               4,423                       952
  Current portion of non-current liabilities                                              5                         5
  Debentures called for redemption                                                        -                     5,362
                                                                                    -------                   -------
    Total current liabilities                                                         7,455                    10,559
                                                                                    -------                   -------
Long-term debt                                                                        1,428                         -
                                                                                    -------                   -------
Non-current liabilities                                                                 165                       104
                                                                                    -------                   -------

Commitments and contingencies

Stockholders' Equity:
 Preferred stock, $1.00 par value, authorized 2,000
 shares, issued and outstanding, zero shares                                              -                        -
 Common stock,$.02  par value,  authorized  35,000  shares,
 issued and outstanding, 13,685 and 10,230 shares                                       273                      204
 Stock purchase warrants (to purchase 4,067 and 4,806
 shares of common stock)                                                                633                      799
 Additional paid-in capital                                                          94,573                   87,858
 Accumulated deficit                                                                (75,508)                 (74,948)
 Accumulated other comprehensive loss                                                (3,299)                  (2,339)
                                                                                    --------                  -------
                                                                                     16,672                   11,574
                                                                                    -------                   -------
                                                                                    $25,720                  $22,237
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

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

(in thousands, except per share data)                                For the Three                      For the Nine
                                                                     Months Ended                       Months Ended
                                                                     September 30,                      September 30,
                                                               -------------------------          -------------------------
                                                                2000              1999             2000              1999
                                                                ----              ----             ----              ----
Sales                                                          $3,626            $5,187           $13,305          $14,295

Cost of sales                                                   1,483             2,062             5,177            6,070
                                                              -------            -------          -------          -------

 Gross profit                                                   2,143             3,125             8,128            8,225
                                                              -------            -------          -------          -------

Operating expenses:

 Selling, general and administrative                            2,243             2,438             7,209            7,349

 Research and development                                         233               226               608              527

 Depreciation and amortization                                    143               136               420              321
                                                              -------            -------          -------          -------

  Total operating expenses                                      2,619             2,800             8,237            8,197
                                                              -------            -------          -------          -------

Income (loss) from operations                                    (476)              325              (109)              28

Other (income) expenses:

 Interest expense                                                  46               291               342              860

 Interest income                                                  (85)              (58)             (269)            (180)
                                                              --------           -------          --------         --------

Income (loss) before income taxes                                (437)               92              (182)            (652)

(Benefit) provision for income taxes                              (18)              280               378              535
                                                              --------           -------          -------          -------

Net loss                                                         (419)             (188)             (560)          (1,187)

Other comprehensive (income) loss:

  Foreign currency translation (gains) losses                     599              (196)              960              555
                                                              -------            -------          -------          -------

Comprehensive income (loss)                                   ($1,018)               $8           ($1,520)         ($1,742)
                                                              =======            ======           ========         ========

Basic and diluted net loss per common share                    ($0.03)           ($0.02)           ($0.04)          ($0.14)
                                                              ========           =======          =======          ========

Weighted average common shares outstanding                     13,662             9,522            12,672            8,808
                                                              =======            ======           =======          =======


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

(in thousands)

                                                 $.02 Par Value
                                                  Common Stock        Additional     Accumu-   Accumulated      Other
                                                  ------------         Paid-In        lated   Other Compre-     Equity
                                               Shares       Amount     Capital       Deficit   hensive Loss   Transactions   Total
                                               ------       ------     -------       -------   ------------   ------------   -----
Balance at December 31, 1999                    10,230       $204      $87,858      ($74,948)    ($2,339)         $799      $11,574

Exercise of Class B Redeemable Warrants             90          1          447             -           -            (2)         446

Conversion of Debentures                         2,901         58        4,682             -           -             -        4,740

Exercise of stock options/warrants                 464         10        1,589             -           -          (413)       1,186

Exercise of underwriter's warrants                   -          -           (3)            -           -           249          246

Foreign currency translation adjustment              -          -            -             -        (960)            -         (960)

Net income (loss)                                    -          -            -          (560)          -             -         (560)
                                           -----------  ---------  -----------     ---------  ----------   -----------  -----------

Balance at September 30, 2000                   13,685       $273      $94,573      ($75,508)    ($3,299)         $633      $16,672
                                           ===========  =========  ===========     ==========  ==========  ===========  ===========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                             For the Nine
                                                                                                             Months Ended
                                                                                                             September 30,
                                                                                                          ---------------------
(In thousands)                                                                                               2000      1999
                                                                                                             ----      ----
Cash flows from operating activities:
 Net loss                                                                                                  ($560)      ($1,187)
 Adjustments to reconcile net loss
    to net cash used in operating activities:
    Depreciation and amortization                                                                            420           321
    Other non-cash items                                                                                      42           552
      (Increase) decrease in assets and
      increase (decrease) in liabilities:
        Receivables                                                                                         (277)         (335)
        Inventories                                                                                         (676)         (199)
        Prepaid expenses and other current assets                                                           (343)         (352)
        Other assets                                                                                        (126)          102
        Accounts payable and accrued expenses                                                               (483)           88
        Other liabilities                                                                                      6            (2)
                                                                                                          -------       -------
          Net cash used in operating activities                                                           (1,997)       (1,012)
                                                                                                          -------       -------

Cash flows from investing activities:
 Additions to drug licenses and related costs                                                             (5,375)       (1,518)
 Additions to fixed assets                                                                                  (680)         (785)
 Receivables from related parties                                                                           (440)            -
 VAT receivable                                                                                             (716)            -
 Proceeds from sale of investments                                                                        10,843             -
 Purchase of investments                                                                                  (8,858)       (1,271)
                                                                                                          -------       -------
          Net cash used in investing activities                                                           (5,226)       (3,574)
                                                                                                          -------       -------

                          (Continued on following page)

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                   (UNAUDITED)

                                                                                                             For the Nine
                                                                                                             Months Ended
                                                                                                             September 30,
                                                                                                        -----------------------
                                                                                                           2000           1999
                                                                                                           ----           ----
Cash flows from financing activities:
 Net increase (decrease) in short-term borrowings                                                          $3,596        ($174)
 Net increase in long-term debt                                                                             1,428            -
 Proceeds from exercise of stock options/warrants                                                           2,169        2,577
 Payments on capital leases                                                                                    (4)          (4)
                                                                                                          --------      -------
         Net cash provided by financing activities                                                          7,189        2,399
                                                                                                          -------       ------

Effect of exchange rate changes on cash                                                                       (39)         137
                                                                                                          --------      ------
Net decrease in cash and cash equivalents                                                                     (73)      (2,050)
Cash and cash equivalents at beginning of period                                                            4,422        6,703
                                                                                                          -------       ------
Cash and cash equivalents at end of period                                                                 $4,349       $4,653
                                                                                                          =======       ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The Registrant paid cash during the period for (in thousands):

 Interest                                                                                                    $299         $699
                                                                                                          =======       ======
 Income taxes                                                                                                $346         $265
                                                                                                          =======       ======

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
The Registrant has issued or is obligated to issue Common Stock in exchange for services and purchase of drug delivery technology as follows (in thousands):

 Number of shares                                                                                               8          801
                                                                                                          =======       ======
 Amount                                                                                                       $67       $1,188
                                                                                                          =======       ======

During the nine months ended September 30, 2000, 7,254 Debentures with principal amount of $7,254,000, net of discount of $1,585,000 (and applicable unamortized debt issuance costs totaling $929,000) were converted into approximately 2,901,000 shares of Common Stock.

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

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

HISTORY AND OPERATIONS:

Bentley Pharmaceuticals, Inc. and its Subsidiaries (the "Registrant") is a U.S.-based international pharmaceutical and drug delivery company specializing in the development of products based upon innovative and proprietary drug delivery systems, which also has a commercial presence in Europe, where it manufactures, markets and distributes branded and generic pharmaceutical products. The Registrant owns rights to certain U.S. and international patents and related technology covering methods to enhance the absorption of drugs delivered through biological tissues. The Registrant is developing this technology and is targeting U.S., European and other international markets for the new product applications. The Registrant is in negotiations with larger pharmaceutical companies with the objective of collaborations in the development and marketing of various product applications, including the treatment of onychomycosis, delivery of insulin, hormone replacement therapies, vaccines and peptides. In Spain, the Registrant develops and registers late stage products, and manufactures, packages and distributes both its own and other companies' pharmaceutical products.

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

The Registrant anticipated the opportunities that the recently created generic market in Spain present and began taking measures over two years ago to enter the Spanish generic market. The Registrant created a wholly-owned subsidiary to register, market and distribute generic pharmaceutical products in Spain and began aligning its business model to be competitive in this arena, including hiring and training a new generic sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position the Registrant as a leader in the Spanish generic market. In July 2000, the Registrant also announced that it has entered into a strategic alliance with Teva Pharmaceutical Industries, Ltd., whereby the Registrant will initially receive licenses to more than 75 of Teva's products for registration and marketing in Spain. Teva will supply the bulk pharmaceutical products to the Registrant and the Registrant's Spanish subsidiaries, Laboratorios Belmac and Laboratorios Davur will market the products in Spain. Teva was also granted a right of first refusal to acquire Laboratorios Davur in the event that the Registrant decides to divest that subsidiary. Sales from the products are expected to begin gradually, but will progress for the next two to three years. An investment in additional sales representatives will be required, along with an increase in regulatory activities, both of which may create a short-term reduction in the Registrant's earnings.

BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial statements of the Registrant, at September 30, 2000 and 1999 included herein, have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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

In the opinion of management, the accompanying unaudited consolidated financial statements for the period ended September 30, 2000 and 1999 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 1999 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Registrant's financial position as of September 30, 2000 and the results of its operations and its cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three or nine months ended September 30, 2000 should not be considered indicative of the results to be expected for the year.

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

INVENTORIES:

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):

                                     September 30, 2000    December 31, 1999
                                    --------------------   ------------------
Raw materials                                       $496                 $436
Finished goods                                       996                  599
                                                 -------              -------
                                                   1,492                1,035
Less allowance for slow moving inventory             (58)                 (70)
                                                 -------              -------
                                                  $1,434                 $965
                                                 =======              =======

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

In July 2000, the Registrant announced that, through its subsidiary, Laboratorios Belmac, it had acquired rights to market and manufacture in Spain, the product and trademark Codeisan from Abello, a subsidiary of Merck & Co., Inc. The brand line consists of tablet and liquid presentations, which will be marketed and promoted by the Laboratorios Belmac sales force, upon approval of the transfer to Laboratorios Belmac of the rights to commercialize by the Spanish Ministry of Health. Upon completion of the transfer of these rights during the three months ended September 30, 2000, the Registrant paid to the seller of Codeisan the full purchase price of 986,000,000 pesetas (approximately $5,200,000). The Registrant financed 942,000,000 pesetas (approximately $4,900,000) of the purchase, which is reflected as a combination of short-term and long-term debt on the Registrant's Consolidated Balance Sheets.

Also acquired in the transaction was the associated manufacturing equipment, which will be transferred to Laboratorios Belmac's production facilities in Zaragosa, Spain.

RECEIVABLES FROM RELATED PARTIES:

The Registrant provided loans to each of Messrs. Murphy, Price and Gyurik, who are Executive Officers of the Registrant, in the amounts of $250,000, $50,000 and $140,000, respectively, in March 2000, which Messrs. Murphy, Price and Gyurik used to pay income taxes on equity-based compensation received in the prior year. The loans, which bear interest at 6.59% annually, mature in March 2003 and are secured by 28,000, 6,000 and 16,000 shares of the Registrant's Common Stock owned by Messrs. Murphy, Price and Gyurik, respectively. Accrued interest on such loans totals approximately $16,000 at September 30, 2000.

DEBT:

During the nine months ended September 30, 2000, holders of the Registrant's 12% Debentures, which were classified as current liabilities at December 31, 1999, converted all 7,254 of such Debentures, with a net carrying value of approximately $5,669,000, into approximately 2,901,000 shares of Common Stock. The Registrant financed 942,000,000 pesetas (approximately $4,900,000) of the purchase of the rights to Codeisan in Spain and related manufacturing equipment, which is reflected as a combination of short-term and long-term debt on the Registrant's Consolidated Balance Sheets.

STOCKHOLDERS' EQUITY:

During the nine months ended September 30, 2000, holders of the Registrant's Class B Redeemable Warrants exercised approximately 179,000 of such warrants, resulting in the issuance of approximately 90,000 shares of Common Stock, the Underwriters of the Registrant's 1996 Public Offering exercised 460 Underwriter's Warrants, resulting in the issuance of 460 Debentures and 460,000 Class A Redeemable Warrants, other warrant holders exercised an aggregate of 450,000 stock purchase warrants, resulting in the issuance of 450,000 shares of Common Stock, and holders of stock purchase options exercised 14,000 of such options, resulting in the issuance of 14,000 shares of Common Stock. The Registrant issued an aggregate of approximately 554,000 shares of Common Stock and received aggregate net proceeds from all such exercises of approximately $2,169,000.

Subsequent to September 30, 2000, holders of the Registrant's Class B Redeemable Warrants exercised 18,400 of such warrants, resulting in the issuance of 9,200 shares of Common Stock and other warrant holders exercised an aggregate of 220,000 stock purchase warrants resulting in the issuance of 220,000 shares of Common Stock. The Registrant received aggregate net proceeds from all such exercises of approximately $658,500.

PROVISION FOR INCOME TAXES:

The Registrant accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities relating to the expected future tax consequences of events that have been recognized in the Registrant's consolidated financial statements and tax returns.

The Registrant recorded a benefit for foreign income taxes totaling $18,000 for the three months ended September 30, 2000 as a result of reporting a loss for tax purposes in Spain. The benefit is the result of a tax loss incurred in Spain during the three months ended September 30, 2000, however, the Spanish subsidiary did record net income for the quarter ended September 30, 2000 after the elimination of certain inter-company charges. The Registrant recorded a provision for income taxes totaling $378,000 for the nine months ended September 30, 2000 as a result of its taxable income in Spain. This amount differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income primarily as a result of an increase in the valuation allowance to offset domestic deferred tax assets and certain nondeductible expenses in Spain.

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Basic net income (loss) per common share is presented in accordance with SFAS No. 128, "Earnings per Share".

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during each period adjusted for actual shares issued during the period. Diluted loss per common share for the three and nine months ended September 30, 2000 and 1999 is the same as the basic loss per common share as a result of the net loss reported in each period. The effect of the Registrant's outstanding stock options and stock purchase warrants were considered in the diluted loss per share calculation.

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

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Three Months Ended  September  30, 2000 versus Three Months Ended  September 30,
--------------------------------------------------------------------------------
1999
----


The Registrant reported revenues of $3,626,000 and a net loss of $419,000 or $.03 per basic and diluted common share for the three months ended September 30, 2000 compared to revenues of $5,187,000 and a net loss of $188,000 or $.02 per basic and diluted common share for the same period in the prior year.

The Registrant's Spanish subsidiary, Laboratorios Belmac S.A. reported a decrease in revenues of 20% in local currency for the three months ended September 30, 2000 compared to the same period of the prior year; in addition, a 16% decline in the value of the Spanish Peseta and related Euro negatively impacted revenues by $562,000, resulting in revenues generated in Spain of $3,586,000 when expressed in U.S. dollars. Revenues were impacted in the third quarter by increased generic competition that has reduced sales of certain of the Registrant's branded products. The Registrant expects generic competitive pressure to continue to impact sales of its branded products that are subject to generic competition, which may result in lower sales until such time that the Registrant's generic products can capture sufficient market share to offset this impact. The Registrant anticipated the opportunities that the recently created generic market in Spain present and began taking measures over two years ago to enter the Spanish generic market. The Registrant, through its wholly-owned subsidiary, began to register, market and distribute generic pharmaceutical products in Spain and began aligning its business model to be competitive in this arena, including hiring and training a new generic sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position the Registrant as a leader in the Spanish generic market. Also impacting revenues was a decision by the Spanish Ministry of Health to suspend from commercialization a class of drugs that included Finedal, a product previously marketed by the Registrant. The Registrant's revenues for the three months ended September 30, 1999 included sales of Finedal totaling approximately $255,000, while revenues for the three months ended September 30, 2000 included no sales of Finedal. The Registrant does not anticipate any future sales of this product nor does it anticipate incurring any future costs with respect to this product. Revenues for the three months ended September 30, 2000 include fees derived from research and product formulation activities performed in the Unites States, which total $40,000.

Gross margins for the three months ended September 30, 2000 decreased slightly to 59% compared to gross margins of 60% in the same period of the prior year, primarily as a result of the mix of products sold as well as the lower sales volume during the three months ended September 30, 2000 compared to the same period of the prior year. The Ministry of Health and the Pharma Industry in Spain had entered into a two-year agreement that expired in December 1999, whereby pharmaceutical companies in Spain, including the Registrant's Spanish subsidiaries, were taxed on their growth as a vehicle for funding rising health care costs in Spain. This agreement has expired and, as of this date, has not been renewed nor has the Registrant received any indication that it will be renewed or if it is renewed that the effective date will be retroactive to the beginning of the year. Consequently, the Registrant has not accrued any such taxes for the three months ended September 30, 2000. Such taxes would have been approximately $90,000 for the three months ended September 30, 2000 if the agreement had continued beyond December 31, 1999.

The Registrant entered into a strategic alliance with Teva Pharmaceutical Industries, Ltd. in July 2000, whereby the Registrant, through its Spanish subsidiaries, has received the right to register and market, in Spain, more than 75 of Teva's products. The products will be comprised of both branded and generic forms. An investment in additional sales representatives will be required, along with an increase in regulatory activities, both of which may create a short term increase in the Registrant's losses. The Registrant, through its subsidiary, Laboratorios Davur, has also submitted registrations to the Spanish Ministry of Health for generic versions of various products, in response to growing interest in generic products in Spain. The price of a generic product is typically lower than the price for the comparable branded product; consequently, the Registrant believes that resulting gross margins may be lower on sales of such products. The Registrant's decision to enter the generic market was based on its objectives to remain competitive and to grow sales and market share. The Registrant believes that lower gross margins in the future will be offset by increased sales, the net effect of which is expected to be beneficial to the results of operations of the Registrant.

Selling, general and administrative expenses decreased by $195,000 or 8%, to $2,243,000 for the three months ended September 30, 2000 compared to $2,438,000 for the same period of the prior year. Selling, general and administrative expenses, as a percentage of revenues, increased from 47% of third quarter 1999 revenues to 62% of third quarter 2000 revenues. A significant portion (67% or $1,496,000) of these expenses are marketing and selling expenses, which are necessary for the Registrant to maintain and grow sales and market share in Spain. Selling and marketing expenses decreased by $18,000, or 1% over the same period of the prior year, and as a percent of revenues, increased from 29% in the third quarter of 1999 to 41% in the third quarter of 2000. Selling and marketing expenses, as reported in U.S. dollars, were approximately $240,000 lower than would have been reported as a result of the 16% decline in the value of the Spanish Peseta and related Euro in relation to the U.S. dollar during the period. General and administrative expenses also decreased by 19% from $924,000 in the third quarter of 1999 to $747,000 in the third quarter of 2000, increasing from 18% of third quarter 1999 revenues to 21% of third quarter 2000 revenues. General and administrative expenses, as reported in U.S. dollars, were approximately $50,000 lower than would have been reported as a result of the 16% decline in the value of the Spanish Peseta and related Euro in relation to the U.S. dollar during the period. To the extent practical, the Registrant intends to continue its efforts to control general and administrative expenses in its effort to be profitable.

The Registrant reported research and development expenses of $233,000 for the three months ended September 30, 2000 compared to $226,000 for the same period of the prior year. The increase in the Registrant's costs for research and development is primarily the result of costs associated with a Phase I Clinical Study (treatment of nail fungal infections) that is underway at the University of Alabama at Birmingham, pre-clinical programs underway in collaboration with the University of New Hampshire and with product formulation and testing efforts being performed in the laboratory in the Registrant's U.S. headquarters, located in New Hampshire. This laboratory is being used by the Registrant to develop potential product applications using its permeation enhancement technology. The limited expenditures in research and development reflect the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures in order to ensure that its development programs are efficient and cost effective.

Depreciation and amortization expenses totaled $143,000 for the three months ended September 30, 2000, compared to $136,000 for the same period of the prior year. The increase was primarily due to higher depreciation charges with respect to renovations and improvements at the Registrant's manufacturing facility and its U.S. laboratory and higher amortization charges with respect to recently acquired drug licenses and technologies, partially offset by the effect of fluctuations in foreign currency exchange rates.

Interest expense totaled $46,000 for the three months ended September 30, 2000 compared to $291,000 for the same period of the prior year. The Registrant incurred first quarter 2000 interest expense related to its Debentures of approximately $233,000, which was eliminated beginning with the second quarter of 2000, as a result of the conversion of all Debentures into shares of Common Stock. Interest expense incurred during the third quarter of 2000 resulted primarily from the outstanding balances on lines of credit used for operating purposes and lines of credit and borrowings used to fund the purchase of the product Codeisan, during the three months ended September 30, 1999, in Spain. The Registrant financed approximately $4,900,000 of the purchase, which is reflected as a combination of short-term and long-term debt on the Registrant's Consolidated Balance Sheets, which will result in increased interest charges in the future.

Interest income totaled $85,000 for the three months ended September 30, 2000 compared to $58,000 for the same period of the prior year primarily as a result of higher short-term interest bearing investment balances and higher interest rates earned on the investment balances during the three months ended September 30, 2000 than in the same period of 1999.

The Registrant recorded a benefit for foreign income taxes totaling $18,000 for the three months ended September 30, 2000 as a result of reporting a loss for tax purposes in Spain, compared to the provision of $280,000 in the same period of the prior year, as a result of taxable income earned in Spain. The benefit is the result of a tax loss incurred in Spain during the three months ended September 30, 2000, however, the Spanish subsidiary did record net income for the quarter ended September 30, 2000 after the elimination of certain inter-company charges. The benefit for foreign income taxes would have been $6,000 higher than reported, absent the 16% decline in the value of the Spanish Peseta and related Euro in relation to the U.S. dollar during the period. The Registrant has available, for U.S. federal income tax reporting purposes, net operating loss carry-forwards. However, since the Registrant has not yet achieved profitable domestic operations, it has recorded a valuation allowance for the entire net deferred tax asset.

The Registrant reported a loss from operations of $476,000 for the three months ended September 30, 2000 compared to income from operations of $325,000 in the same period of the prior year. The impact of the loss from operations and the non-operating items, primarily interest expense of $46,000, offset by interest income of $85,000 and a benefit for income taxes of $18,000 resulted in a net loss of $419,000, or $.03 per basic and diluted common share (13,662,000 weighted average common shares outstanding) for the three months ended September 30, 2000, compared to a net loss in the same period of the prior year of $188,000, or $.02 per basic and diluted common share (9,522,000 weighted average common shares outstanding).

Nine Months Ended September 30, 2000 versus Nine Months Ended September 30, 1999
--------------------------------------------------------------------------------

The Registrant reported revenues of $13,305,000 and a net loss of $560,000 or $.04 per basic and diluted common share for the nine months ended September 30, 2000 compared to revenues of $14,295,000 and a net loss of $1,187,000 or $.14 per basic and diluted common share for the same period in the prior year.

The Registrant's Spanish subsidiary, Laboratorios Belmac S.A., reported an increase in revenues of 5% in local currency for the nine months ended September 30, 2000 compared to the same period of the prior year; however, a 14% decline in the value of the Spanish Peseta and related Euro negatively impacted revenues by $1,778,000, resulting in revenues generated in Spain of $13,240,000 when expressed in U.S. dollars. Revenues were impacted in the third quarter by increased  generic  competition  that  has  reduced  sales  of  certain  of  the
Registrant's branded products. The Registrant expects generic competitive pressure to continue to impact sales of its branded products that are subject to generic competition, which may result in lower sales until such time that the Registrant's generic products can capture sufficient market share to offset this impact. The Registrant anticipated the opportunities that the recently created generic market in Spain present and began taking measures over two years ago to enter the Spanish generic market. The Registrant, through its wholly-owned subsidiary, began to register, market and distribute generic pharmaceutical products in Spain and began aligning its business model to be competitive in this arena, including hiring and training a new generic sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position the Registrant as a leader in the Spanish generic market. Also impacting revenues was a decision by the Spanish Ministry of Health to suspend from commercialization a class of drugs that included Finedal, a product previously marketed by the Registrant. The Registrant's revenues for the nine months ended September 30, 1999 included sales of Finedal totaling approximately $705,000, while revenues for the nine months ended September 30, 2000 included Finedal sales of approximately $200,000. The Registrant does not anticipate any future sales of this product nor does it anticipate incurring any future costs with respect to this product. Revenues for the nine months ended September 30, 2000 include $65,000 related to research and licensing agreements and fees derived from research and product formulation activities performed in the United States.

Gross margins, which declined modestly in the most recent quarter, for the nine months ended September 30, 2000 increased to 61% compared to gross margins of 58% in the same period of the prior year, primarily as a result of the mix of products sold and manufacturing efficiencies realized at the manufacturing facility during the nine months ended September 30, 2000 compared to the same period of the prior year. The Ministry of Health and the Pharma Industry in Spain had entered into a two-year agreement that expired in December 1999, whereby pharmaceutical companies in Spain, including the Registrant's Spanish subsidiaries, were taxed on their growth as a vehicle for funding rising health care costs in Spain. This agreement has expired and, as of this date, has not been renewed nor has the Registrant received any indication that it will be renewed or if it is renewed that the effective date will be retroactive to the beginning of the year. Consequently, the Registrant has not accrued any such taxes for the nine months ended September 30, 2000. Such taxes would have been approximately $335,000 for the nine months ended September 30, 2000 if the agreement had continued beyond December 31, 1999.

As discussed in the Notes to Consolidated Financial Statements, the Registrant entered into a strategic alliance with Teva Pharmaceutical Industries, Ltd. in July 2000, whereby the Registrant, through its Spanish subsidiaries, will receive licenses for more than 75 of Teva's products for registration and marketing in Spain. The products will be comprised of both branded and generic forms. An investment in additional sales representatives will be required, along with an increase in regulatory activities, both of which may create a short term reduction in the Registrant's earnings. The Registrant, through its subsidiary, Laboratorios Davur, has also submitted registrations to the Spanish Ministry of Health for generic versions of various products, in response to growing interest in generic products in Spain. The price of a generic product is typically lower than the price for the comparable branded product; consequently, the Registrant believes that resulting gross margins may be lower on sales of such products. The Registrant's decision to enter the generic market was based on its objectives to remain competitive and to grow sales and market share. The Registrant believes that lower gross margins in the future will be offset by increased sales, the net effect of which is expected to be beneficial to the results of operations of the Registrant.

Selling, general and administrative expenses decreased by $140,000 or 2%, to $7,209,000 for the nine months ended September 30, 2000 compared to $7,349,000 for the same period of the prior year. Even though selling, general and administrative expenses decreased overall, as a percentage of revenues, they increased from 51% of year-to-date 1999 revenues to 54% of year-to-date 2000 revenues as a result of the Registrant's 7% decrease in revenues and its efforts to control general and administrative expenses. A significant portion (64% or $4,634,000) of these expenses are marketing and selling expenses, which are necessary for the Registrant to maintain and grow sales and market share in Spain. Selling and marketing expenses increased by $150,000, or 3% over the same period of the prior year, and as a percent of revenues, increased from 31% in the first nine months of 1999 to 35% in the first nine months of 2000. Selling and marketing expenses, as reported in U.S. dollars, were approximately $650,000 lower than would have been reported as a result of the 14% decline in the value of the Spanish Peseta and related Euro in relation to the U.S. dollar during the period. General and administrative expenses decreased by 10% from $2,865,000 in the first nine months of 1999 to $2,575,000 in the first nine months of 2000, and decreased slightly from 20% of year-to-date 1999 revenues to 19% of year-to-date 2000 revenues. General and administrative expenses, as reported in U.S. dollars, were approximately $165,000 lower than would have been reported as a result of the 14% decline in the value of the Spanish Peseta and related Euro in relation to the U.S. dollar during the period. To the extent practical, the Registrant intends to continue its efforts to control general and administrative expenses in its effort to reach and maintain profitability.

The Registrant reported research and development expenses of $608,000 for the nine months ended September 30, 2000 compared to $527,000 for the same period of the prior year. Amounts charged to research and development totaled $769,000 for the nine months ended September 30, 2000 and were offset by $161,000 as a result of a negotiated reduction in an amount previously accrued for research and development expenses. The increase in the Registrant's costs for research and development is primarily the result of costs associated with a Phase I Clinical Study (treatment of nail fungal infections) that is underway at the University of Alabama at Birmingham, pre-clinical programs underway in collaboration with the University of New Hampshire and with product formulation and testing efforts being performed in the laboratory in the Registrant's U.S. headquarters, located in New Hampshire. This laboratory is being used by the Registrant to develop potential product applications using its permeation enhancement technology. The limited expenditures in research and development reflect the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures in order to ensure that its development programs are efficient and cost effective.

Depreciation and amortization expenses totaled $420,000 for the nine months ended September 30, 2000, compared to $321,000 for the same period of the prior year. The increase was primarily due to higher depreciation charges with respect to renovations and improvements at the Registrant's manufacturing facility and its U.S. laboratory and higher amortization charges with respect to recently acquired drug licenses and technologies, partially offset by the effect of fluctuations in foreign currency exchange rates.

Interest expense totaled $342,000 for the nine months ended September 30, 2000 compared to $860,000 for the same period of the prior year. The Registrant incurred first quarter interest expense related to the Debentures of approximately $233,000, which was eliminated beginning in the second quarter of 2000, as a result of the conversion of all Debentures into shares of Common Stock. Interest expense incurred during the six months ended September 30, 2000 resulted primarily from the outstanding balances on lines of credit used for operating purposes and lines of credit and borrowings used to fund the purchase of the product Codeisan, during the three months ended September 30, 1999, in Spain. The Registrant financed approximately $4,900,000 of the purchase, which is reflected as a combination of short-term and long-term debt on the Registrant's Consolidated Balance Sheets, which will result in increased interest charges in the future.

Interest income totaled $269,000 for the nine months ended September 30, 2000 compared to $180,000 for the same period of the prior year primarily as a result of higher short-term interest bearing investment balances and higher interest rates earned on the investment balances during the nine months ended September 30, 2000 than in the same period of 1999.

The Registrant recorded a provision for foreign income taxes totaling $378,000 for the nine months ended September 30, 2000 as a result of taxable income earned in Spain, compared to $535,000 in the same period of the prior year. The provision for foreign income taxes would have been $43,000 higher than reported, absent the 14% decline in the value of the Spanish Peseta and related Euro in relation to the U.S. dollar during the period. The Registrant has available, for U.S. federal income tax reporting purposes, net operating loss carry-forwards. However, since the Registrant has not yet achieved profitable domestic operations, it has recorded a valuation allowance for the entire net deferred tax asset.

The Registrant reported a loss from operations of $109,000 for the nine months ended September 30, 2000 compared to income from operations of $28,000 in the same period of the prior year. The impact of non-operating items, primarily interest expense of $342,000, interest income of $269,000 and provision for income taxes of $378,000 resulted in a net loss of $560,000, or $.04 per basic and diluted common share (12,672,000 weighted average common shares outstanding) for the nine months ended September 30, 2000, compared to the net loss in the same period of the prior year, of $1,187,000, or $.14 per basic and diluted common share (8,808,000 weighted average common shares outstanding).

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Total assets increased from $22,237,000 at December 31, 1999 to $25,720,000 at September 30, 2000, while Stockholders' Equity increased from $11,574,000 at December 31, 1999 to $16,672,000 at September 30, 2000. The increase in Stockholders' Equity reflects primarily the conversion of 7,254 of the Registrant's 12% Convertible Debentures into approximately 2,901,000 shares of Common Stock, the exercise of 179,000 Class B Redeemable Warrants resulting in the issuance of 90,000 shares of Common Stock, the exercise of 460 Underwriter's Warrants resulting in the issuance of 460 Debentures and 460,000 Class A Redeemable Warrants, the exercise of stock purchase warrants to purchase an aggregate of 450,000 shares of Common Stock and the exercise of stock purchase options to purchase 14,000 shares of Common Stock, partially offset by the negative impact of the fluctuation of the Spanish peseta (and related Euro) exchange rate on the foreign currency translation and the net loss of $560,000 for the nine months ended September 30, 2000.

The Registrant's working capital increased from $1,130,000 at December 31, 1999 to $3,399,000 at September 30, 2000, primarily as a result of conversion of 7,254 of the Registrant's 12% Debentures (which were classified as current liabilities at December 31, 1999)
into shares of Common Stock and cash proceeds of approximately $2,169,000 received from the exercise of 179,000 Class B Warrants, 460 Underwriter's Warrants, 450,000 other stock purchase warrants and 14,000 stock purchase options during the first nine months of 2000.

Cash and cash equivalents decreased from $4,422,000 at December 31, 1999 to $4,349,000 at September 30, 2000, primarily as a result of using cash for operating and investing activities, offset by cash proceeds of approximately $2,169,000 received from the exercise of 179,000 Class B Warrants, 460 Underwriter's Warrants, 450,000 other stock purchase warrants and 14,000 stock purchase options and as a result of the maturities of approximately $1,893,000 of marketable securities and proceeds from borrowings. Included in cash and cash equivalents at September 30, 2000 are approximately $4,005,000 of short-term investments considered to be cash equivalents.

Accounts receivable increased from $4,016,000 at December 31, 1999 to $4,474,000 at September 30, 2000 and include VAT receivable totaling $716,000 at September 30, 2000 as a result of the purchase of the product Codeisan. Trade receivables increased by approximately $277,000 in local currency, but fluctuations in foreign currency exchange rates offset the increase by approximately $535,000. The Registrant has not experienced any material delinquent accounts on its trade receivables. Inventories increased to $1,434,000 at September 30, 2000 compared to $965,000 at December 31, 1999 primarily as a result of raw materials purchases and production of finished goods, partially offset by the effect of fluctuations in foreign currency exchange rates.

Prepaid expenses and other current assets increased from $393,000 at December 31, 1999 to $597,000 at September 30, 2000, primarily as a result of prepaid expenses that are being amortized over the applicable periods to be benefited, partially offset by recurring amortization charges and the effect of fluctuations in foreign currency exchange rates.

The combined total of accounts payable and accrued expenses decreased from $4,240,000 at December 31, 1999 to $3,027,000 at September 30, 2000, primarily due to payment of an amount previously accrued for research and development expenses, a portion of which was reduced and offset against research and development expenses during the nine months ended September 30, 2000, inventory purchases and the effect of fluctuations in foreign currency exchange rates.

Short-term borrowings increased from $952,000 at December 31, 1999 to $4,423,000 at September 30, 2000, as a result of higher outstanding balances on lines of credit used for operating purposes in Spain and for the acquisition of drug licenses and related costs, including the product Codeisan, during the nine months ended September 30, 2000, partially offset by the effect of fluctuations in foreign currency exchange rates. The Registrant paid to the seller of
Codeisan, the full purchase price of 986,000,000 pesetas (approximately $5,200,000). The Registrant financed 942,000,000 pesetas (approximately $4,900,000) of the purchase, which is reflected as a combination of short-term and long-term debt on the Registrant's Consolidated Balance Sheets. The weighted average interest rate on the Registrant's short-term borrowings is 5.1% and the weighted average interest rate on the Registrant's long-term borrowings is 6% as of

September 30, 2000.

Debentures called for redemption totaling $5,362,000 at December 31, 1999 were reduced to zero at September 30, 2000 as a result of the conversion of all 7,254 Debentures into approximately 2,901,000 shares of Common Stock, partially offset by accretion recorded on the Debentures prior to conversion. Long-term debt, which was zero at December 31, 1999, increased to $1,428,000 at September 30, 2000 due to financing the acquisition of the product Codeisan, which occurred during the three months ended September 30, 2000.

Fixed assets, net decreased from $3,684,000 at December 31, 1999 to $3,614,000 at September 30, 2000, due primarily to additions to machinery and equipment and renovations at the Spanish manufacturing facility including manufacturing equipment acquired in the purchase on the product Codeisan during the three months ended September 30, 2000 as well as computer equipment purchases in the U.S., offset by recurring depreciation charges and the effect of fluctuations in foreign currency exchange rates.

Drug licenses and related costs, net increased from $5,807,000 at December 31, 1999 to $10,582,000 at September 30, 2000, primarily due to the additions to drug licenses and related costs, partially offset by the effect of fluctuations in foreign currency exchange rates and recurring amortization charges. In July 2000, the Registrant announced that, through its subsidiary, Laboratorios Belmac, it had acquired rights to market and manufacture, in Spain, the product and trademark, Codeisan, from Abello, a subsidiary of Merck & Co., Inc. Upon completion of the transfer of the rights by the Spanish Ministry of Health which occurred during the three months ended September 30, 2000, the Registrant paid to the seller of Codeisan, the full purchase price of 986,000,000 pesetas (approximately $5,200,000).

Receivables from related parties represent loans totaling $440,000 made to executive officers of the Registrant in March 2000. Proceeds from the loans were used to pay the income taxes on stock-based compensation provided to such officers in the prior year. The loans, in the form of promissory notes, are secured by an aggregate of 50,000 shares of Common Stock owned by the officers and bear interest at 6.59% annually. Accrued interest payable totaling $16,000 is included in the amounts receivable at September 30, 2000.

Other non-current assets decreased from $1,057,000 at December 31, 1999 to $214,000 at September 30, 2000, primarily due to the conversion of all 7,254 of the Registrant's 12% Debentures into approximately 2,901,000 shares of Common Stock. Unamortized debt issuance costs totaling $929,000 were credited to Stockholders' Equity as a result of such conversions. Other non-current assets were also reduced as a result of the effect of fluctuations in foreign currency exchange rates and recurring amortization charges during the period.

Non-current liabilities increased from $104,000 at December 31, 1999 to $165,000 at September 30, 2000, primarily as a result of recording a liability to recognize the Registrant's obligation to issue Common Stock to employees' 401(k) retirement plan accounts in conjunction with the Registrant's 401(k) matching program.

Investing activities, primarily proceeds received from the sale of investments, offset by additions to drug licenses and related costs, primarily in Spain; additions to machinery and equipment and capital improvements to the manufacturing facility in Spain as well as computer equipment purchases in the U.S.; and loans made to Executive Officers of the Registrant, the proceeds of which were used to pay income taxes on stock-based compensation, used net cash of $5,226,000 during the nine months ended September 30, 2000. Financing activities, primarily proceeds from the exercise of 179,000 Class B Warrants, the exercise of 460 Underwriter's Warrants, the exercise of other stock purchase warrants to purchase an aggregate of 450,000 shares of Common Stock and the exercise of stock purchase options to purchase 14,000 shares of Common Stock and proceeds from short term borrowings for working capital purposes and from short-term and long-term borrowings used for the purchase of the product Codeisan in Spain during the nine months ended September 30, 2000, provided net cash of $7,189,000. Operating activities for the nine months ended September 30, 2000 used net cash of $1,997,000.

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

Given the Registrant's current liquidity and cash balances and considering its future strategic plans (including its budgeted capital improvements and planned equipment purchases), the Registrant should have sufficient liquidity to fund operations for the remainder of year 2000 and into the year 2001, which should be a sufficient time frame for the Registrant to advance its strategic objectives and generate sufficient revenues and cash flow to support the Registrant's operating cash flow needs. There can be no assurance, however, that changes in the Registrant's research and development plans or other events affecting the Registrant's revenues or operating expenses will not result in the earlier depletion of the Registrant's funds. The Registrant's publicly traded Class B Redeemable Warrants are scheduled to expire on February 14, 2001. Two Class B Redeemable Warrants, together, entitle a holder, until February 14, 2001, to purchase one share of Common Stock at a price of $5.00 per share. As of November 1, 2000, there remain approximately 5,556,000 Class B Warrants outstanding. There can be no assurance that any of the Class B Warrants will be exercised prior to expiration in February 2001; however, if all Class B Warrants that are currently outstanding are exercised, the Registrant would receive aggregate proceeds of approximately $13.9 million. The Registrant, however, continues to explore alternative sources for financing its business activities. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

Foreign Currency. A substantial amount of the Registrant's business is conducted in Europe and is therefore influenced by the extent to which there are fluctuations in the dollar's value against other currencies, specifically the euro and the peseta. On January 1, 1999, the euro became the official currency of European Union (EU) member states with a fixed conversion rate against their national currencies. The value of the euro against the dollar and all other currencies, including the EU member states that are not participating in the euro zone, will fluctuate according to market conditions. Although euro notes and coins will not appear until January 1, 2002, the new currency has been used by consumers, retailers, companies and public administrations since January 1, 1999, in the form of "written money," i.e. by means of checks, traveler's checks, bank transfers, credit card transactions, etc. The permanent value of one euro in Spain is fixed at 166.39 pesetas. The exchange rate at September 30, 2000 and December 31, 1999 was 189.06 and 165.23 pesetas per U.S. dollar, respectively. The weighted average exchange rate for the three months ended September 30, 2000 and 1999 was 184.16 and 158.62 pesetas per U.S. dollar, respectively; the weighted average exchange rate for the nine months ended September 30, 2000 and 1999 was 177.05 and 154.78 pesetas per U.S. dollar, respectively. The exchange rate at October 31, 2000 was 196.87. The effect of foreign currency fluctuations on long lived assets for the nine months ended September 30, 2000 was a decrease of

$960,000 and the cumulative historical effect was a decrease of $3,299,000, as reflected in the Registrant's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. Although exchange rates fluctuated significantly in recent years, and in particular, the continuing weakening of the euro in relation to the U.S. dollar in 1999 and year to date 2000, the Registrant does not believe that the effect of foreign currency fluctuation is material to the Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, the Registrant does not plan to modify its business practices. The Registrant has relied primarily upon financing activities to fund the operations of the Registrant in the United States. In the event that the Registrant is required to fund United States operations or cash needs with funds generated in Spain, currency rate fluctuations in the future could have a significant impact on the Registrant. However, at the present time, the Registrant does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

Interest Rates. The weighted average interest rate on the Registrant's short-term borrowings is 5.1% and the balance outstanding is $4,423,000 as of September 30, 2000. The weighted average interest rate on the Registrant's long-term borrowings is 6% and the balance outstanding is $1,428,000 as of
September 30, 2000. The effect of an increase in the interest rate of one hundred basis points (to 6.1% on short term borrowings and 7% on long-term borrowings) would have the effect of increasing interest expense by approximately $59,000 annually.

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

PART II.          OTHER INFORMATION
                  -----------------

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

          (a)Exhibits:

            10.1 Employment Agreement dated as of August 14, 2000 between the Registrant and Jordan A. Horvath (Filed herewith.)

            10.2 Agreement between the Registrant and Fabrica De Productos Quimicos Y Farmaceuticos Abello, S.A. relating to the Registrant's acquisition of the Codeisan Health Registration in Spain, along with the related trademark, inventory and production equipment (Filed herewith.)

            27.1 Financial Data Schedule (Filed herewith.)

          (b)Reports on Form 8-K filed during the quarter ended September 30, 2000:

            None.

          The Registrant has not filed any reports on Form 8-K subsequent to September 30, 2000.

All other items required in Part II have been previously filed or are not applicable for the quarter ended September 30, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BENTLEY PHARMACEUTICALS, INC.
                                  -------------------------------------------
                                  Registrant


November 2, 2000            By:   /s/ James R. Murphy
                                 ---------------------------------------------
                                 James R. Murphy
                                 Chairman, President and Chief Executive Officer (principal executive officer)




November 2, 2000            By:   /s/ Michael D. Price
                                  ---------------------------------------------
                                  Michael D. Price
                                  Vice President, Chief Financial Officer,
                                  Treasurer and Secretary (principal financial
                                  and accounting officer)