Form 10-K
period 2000-12-31
BENTLEY PHARMACEUTICALS INC
filed 2001-04-02
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----     EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000
                                                        -----------------

                                                               OR

         TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
- ----     EXCHANGE

         ACT OF 1934 for the transition period from             to
                                                    -----------    ------------

                         Commission File Number 1-10581
                                               --------

                          BENTLEY PHARMACEUTICALS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    No. 59-1513162
- -----------------------------------       --------------------------------------
  (State or other jurisdiction              (I.R.S. employer identification no.)
of incorporation or organization)

65 Lafayette Road, 3rd Floor, North Hampton, NH                    03862
- -----------------------------------------------              -----------------
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (603) 964-8006
                                                           ---------------------

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

     Title of Class           Aggregate Market Value  As of Close of Business on
     --------------             ------------------    --------------------------
Common Stock, $.02 par value       $48,826,000             March 26, 2001

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Title of Class             Shares Outstanding    As of Close of Business on
     --------------             ------------------    --------------------------
Common Stock, $.02 par value      13,918,325               March 26, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE
  Proxy Statement for the 2001 Annual Meeting of Stockholders - Incorporated by
                    Reference into Part III of this Form 10-K

                                     PART I

ITEM 1.  BUSINESS
         --------

GENERAL

Bentley Pharmaceuticals, Inc. (the "Registrant") is a U.S.-based drug delivery company specializing in the development of products based upon innovative and proprietary drug delivery systems. The Registrant also has a commercial presence in Europe, where it manufactures, markets and distributes branded and generic pharmaceutical products. The Registrant owns rights to certain U.S. and international patents and related technology covering methods to enhance the absorption of drugs delivered to biological tissues. The Registrant is developing this technology and is targeting U.S., European and other international markets for the new product applications. The Registrant is in negotiations with larger pharmaceutical companies with the objective of collaborating in the development and marketing of various product applications, including the treatment of onychomycosis, delivery of insulin, hormone replacement therapies, vaccines and peptides.

It is the Generally Recognized as Safe ("GRAS") status, format independence, and lack of irritation that set the Registrant's technology apart from other related drug delivery systems. Studies have demonstrated that the excipients resulting from this technology enhance the absorption of pharmaceutical products, whether formulated in creams, ointments, gels, solutions, lotions, or patches, and have proven to be efficient in delivering both hydrophilic and lipophilic agents.

The  Registrant  is  currently  investigating  technologies  which  may  lead to additional patents in drug delivery, both in the extension of its current technology and as new systems applicable to pharmaceutical patches, peptides and oral absorption. The Registrant's objective is to enter into several new licensing collaborations in the near future, utilizing its permeation enhancement technology and improved oral formulations.

The Registrant's corporate headquarters and research laboratories are located in New Hampshire, where it develops and optimizes enhanced formulations utilizing its permeation technology.

In Spain, the Registrant acquires, licenses or develops and registers late stage products, and manufactures, packages and distributes its own products and products under contract for other pharmaceutical companies. Research is conducted in the Registrant's Zaragoza, Spain facility, with the objective of improving drug solubility, dispersion, absorption, and creating improved oral delivery of drugs. Ninety-nine percent of the Registrant's revenues for the year ended December 31, 2000 were derived from its operating subsidiaries, Laboratorios Belmac S.A. and Laboratorios Davur S.L., in Spain.

The strategic focus of the Registrant has shifted in response to the evolution of the global health care environment. The Registrant emphasizes branded and generic product manufacturing, marketing and distribution in Spain, strategic alliances and product acquisitions. Its overall strategy has been expanded due to the 1999 acquisition of permeation enhancement technology, which will require some development expenditures while providing a multitude of opportunities for strategic partnerships and/or alliances, which are anticipated to lead to milestone payments and royalty arrangements with the strategic partners bearing or reimbursing the majority of development costs. Since this technology is based on a series of GRAS compounds, products may be developed in a quicker and less costly fashion. The technology facilitates the permeation of drugs administered through skin, across mucosa or through the cornea in a variety of independent pharmaceutical formats. The excipient most advanced in facilitating absorption is referred to by the Registrant as CPE-215, although there are a number of other related compounds under the same patents that have equally impressive enhancing characteristics.

The Registrant anticipated the opportunities that the emerging generic market in Spain present and began taking measures over two years ago to enter the Spanish generic market. The Registrant created a wholly-owned subsidiary to register, market and distribute generic pharmaceutical products in Spain and began aligning its business model to be competitive in this arena, including hiring and training a new generic sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position the Registrant as a leader in the Spanish generic market. In July 2000, the Registrant entered into a strategic alliance with Teva Pharmaceutical Industries, Ltd., whereby the Registrant will initially receive licenses to more than 75 of Teva's products for registration and marketing in Spain. Teva will supply the bulk pharmaceutical products to the Registrant and the Registrant's Spanish subsidiaries, Laboratorios Belmac and Laboratorios Davur, will market the products in Spain. Teva was also granted a right of first refusal to acquire Laboratorios Davur in the event that the Registrant decides to divest that subsidiary. Sales from the products are expected to begin gradually, but will progress over the next two to three years. An investment in additional sales representatives will be required, along with an increase in regulatory activities, both of which may create a short-term reduction in the Registrant's earnings.

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

PRODUCT LINES

The Registrant currently manufactures, markets and sells generic and branded pharmaceutical products in Spain and exports certain of those products to various countries.

The Registrant's net sales by its primary product lines are as follows (in thousands of U.S. dollars):

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                      2000          1999       1998
                                                      ----          ----       ----
Pharmaceutical and Consumer Health Care Products     $18,617      $20,249    $15,148

Disposable Products *                                      -            -         95
                                                     -------      -------    -------
                    Total                            $18,617      $20,249    $15,243
                                                     =======      =======    =======

* Disposable products were discontinued in December 1998.

PHARMACEUTICAL MANUFACTURING AND MARKETING IN SPAIN

Laboratorios Belmac, the Registrant's subsidiary in Spain, manufactures and markets pharmaceutical products within four primary therapeutic categories of cardiovascular, gastrointestinal, neurological, and infectious diseases. Laboratorios Davur, a wholly-owned subsidiary of Laboratorios Belmac, markets generic drug products within the same four primary categories. The Registrant manufactures or distributes a variety of dosage forms of various pharmaceuticals in its manufacturing facility in Zaragoza, Spain both for its own sales and under contract for others. The manufacturing facility was renovated in 1995 and brought into full compliance with European Union Good Manufacturing Practices
(GMPs) for solid and liquid dosage forms. Additional renovations were completed in 1998, 1999 and 2000 and expansion of the facility is underway during 2001. The Registrant has budgeted approximately $1,343,000 for year 2001 capital improvements and equipment purchases at its manufacturing facility in Spain, which it expects to fund with cash flows from operations.

The Registrant is in the process of reviewing its product portfolio and has made the decision to divest products that it considers to be redundant or that have become non-strategic. In November 2000, the Registrant agreed to sell its registration rights and trademark to its branded version of enalapril (Controlvas(R)), which the Registrant manufactured and marketed during 2000. The sale of this product, for approximately $4,800,000, was completed during the first quarter of 2001. Controlvas(R) is an angiotensin converting enzyme inhibitor useful in the treatment of hypertension and congestive heart failure.

The strategic restructuring of the Registrant's product portfolio also resulted in the purchase of the registration rights and trademark to the branded product, Codeisan(R), for approximately $5,200,000, during the year ended December 31, 2000. Codeisan(R) is used to relieve symptoms of cough and bronchitis.

In addition to the steps taken above, the Registrant has developed and is in the process of registering its own pharmaceutical products in Spain. Among the products Laboratorios Belmac manufactures and/or distributes, each of which is registered with Spain's Ministry of Health, are:

         Belmazol(R). Belmazol, whose generic name is omeprazole, is used primarily for hyperacidity problems related to ulcers and, secondarily, for the treatment of gastroesophageal reflux disease.

Omeprazole is a proton pump inhibitor, which inhibits the hydrogen/potassium ATPase enzyme system at the secretory surface of gastric parietal cells. Because this enzyme system is regarded as an acid pump within the gastric mucosa, it has been characterized as a gastric acid pump inhibitor in that it blocks the final step of acid production. This compound has been used in combination with antibiotics for the treatment of ulcers when it is suspected that Helicobacter pylori bacteria are the etiologic agent. Omeprazole is marketed in the United States by AstraZeneca.

         Fluoxetine. Fluoxetine is in the class of compounds that prevents serotonin uptake by CNS neurons and is a leading antidepressant medication. It is marketed in the United States by Eli Lilly and Co. under the trade name, Prozac(R).

         Enalapril. Enalapril is an angiotensin converting enzyme inhibitor useful in the treatment of hypertension and congestive heart failure. It is marketed in the United States by Merck & Company under the trade name, Vasoretic(R).

         Codeisan(R). Codeisan(R)products are useful for relieving symptoms of cough and bronchitis.

         Pentoxifyline. Pentoxifyline is a product used in the treatment of peripheral vascular ischemia.

         Selegiline.   Selegiline  is  a  compound  used  in  the  treatment  of
Parkinson's Disease. It is marketed in the United States under the trade name, Eldepryl(R).

         Trimetazadine. Trimetazadine is an anti-ischemic drug used in the treatment of angina pectoris.

         Plantago Ovata. Plantago Ovata is a medication of plant origin used in the treatment of bowel irregularity.

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

         Loperamida(R). Loperamida, whose generic name is loperamide hydrochloride, is a compound that inhibits gastrointestinal motility and is useful in the treatment of diarrheal conditions and colitis. Loperamide hydrochloride is marketed in the United States by several drug companies, including

McNeil, Proctor & Gamble, Teva and Geneva.

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

         Relaxibys(R). Relaxibys is a combination of an analgesic (paracetamol) and a muscle relaxant (carisoprodol).

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

         Generic Antibiotics. Laboratorios Belmac and Laboratorios Davur sell various other types of generic antibiotics for which patent protection no longer exists, such as ciprofloxacin, amoxicillin, ampicillin and injectable forms of penicillin (Bactosone Retard(R)).

Belmazol(R) and Controlvas(R) represent approximately 35% and 12%, respectively, of the sales of the Registrant during the year ended December 31, 2000.

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

The Registrant maintains an internal marketing and sales staff of approximately 122 in Spain to market the pharmaceuticals it produces. The Registrant's sales force competes by emphasizing highly individualized customer service in all major cities, provinces and territorial islands of Spain.

The Registrant exports pharmaceuticals manufactured by Laboratorios Belmac outside Spain through local distributors and brokers, particularly in Eastern Europe, Northern Africa, China, Central and South America.

PRODUCT SUPPLY

Since Laboratorios Belmac currently utilizes less than 100% of its plant capacity to manufacture its own products, Laboratorios Belmac has engaged in manufacturing of pharmaceuticals owned by other companies such as Italpharmaco, Ratiopharm, Juste, and Ethypharm. The Registrant manufactures these pharmaceuticals to its customers' specifications, and packages them with the customers' labels. Occasionally, to assure product uniformity and quality, representatives of these customers will inspect the Registrant's manufacturing facility. The Registrant has experienced growth in sales of its own branded and generic products in recent years; consequently, the Registrant is currently utilizing more of its manufacturing facility capacity to manufacture its own products and expects that contract manufacturing activities will decrease as a percentage of net sales as the Registrant continues to use more and more of its capacity to manufacture its own products.

As a result of Spain's entry into the European Union, Spain implemented new pharmaceutical manufacturing standards and the Registrant modified its facility to comply with these regulations. Laboratorios Belmac accomplished such renovations without interruption of sales or distribution. After an inspection in July 1995, the operating areas of the facility were determined to be in compliance with European GMPs by Spain's Ministry of Health. Additional renovations were undertaken in 1998, 1999 and 2000 to further upgrade the Registrant's manufacturing facility and an inspection in November 1999 confirmed continuing compliance with European GMPs. Expansion of the facility is underway in 2001.

PRODUCTS UNDER DEVELOPMENT

The Registrant acquired patents and related permeation enhancement technology in February 1999 and plans to develop such technology into product applications. (See "--Research and Development"). Due to the expense and time commitment required to bring a pharmaceutical product to market, the Registrant is seeking co-marketing, licensing, promotional arrangements and other collaborations with other international or national pharmaceutical companies. Generally, management believes that the Registrant can compete more effectively in certain markets through collaborative arrangements with companies that have an established presence in a particular geographic area and greater resources than those of the Registrant. There can be no assurance that the Registrant will have the resources to bring any of these products to market or, if such resources are available, that the products can be successfully developed, manufactured or marketed.

The Registrant was assigned certain patents and hydrogel drug delivery technology during the year ended December 31, 1999, in settlement of a judgment against its former joint venture partner, and has contacted other pharmaceutical companies with the objective of licensing such patents and technology for co-development and marketing of product applications that may result from the exploitation of this technology. The Registrant is currently conducting a Phase I Clinical Study (treatment of nail fungal infections) at the University of Alabama at Birmingham. Pre-clinical programs are underway in collaboration with the University of New Hampshire and Dartmouth College.

The Registrant entered into a license agreement with Auxilium A2, Inc. in May 2000, whereby Auxilium licensed the Registrant's CPE-215 drug delivery technology. Auxilium is applying this technology to a topical gel formulation of testosterone. Clinical studies have been undertaken by Auxilium and a Phase III study has recently commenced. The Registrant and Auxilium entered into a letter of intent in March 2001, whereby Auxilium has expressed interest in licensing the Registrant's technology for two additional products. The Registrant continues to have discussions with other potential licensees for its drug delivery technology.

The Registrant has also received strong interest from the pharmaceutical industry in its recently filed patents for improved oral dosage forms of acetaminophen. Potential collaborators from Europe, Asia and the United States have expressed preliminary interest in developing and licensing this product which is based upon improved oral delivery technology.

In addition, the Registrant has licensed from Dartmouth College exclusive rights to a patent covering the novel use of androgen therapy for treating fibromyalgia and chronic fatigue syndrome.

Laboratorios Belmac purchased dossiers and/or submitted new registrations for a number of new products during 1998, 1999 and 2000, such as fluoxetine (an anti-depressant product), Diltiazem SR (a cardiovascular product), Pentoxyfiline SR (a peripheral vasodilator), Ibuprofen (a non-steroidal anti-inflammatory analgesic), Selegilene (a product for treatment of Parkinson's Disease), Ciprofloxacin (an antibiotic) and Doxazocin (a product for treatment of benign prostatic hyperplasia (BPH)). The Spanish registration process for these products could span one to two years before authorization to market these products is received.

In addition, the Registrant has entered into a research agreement with a large pharmaceutical company whereby the Registrant's drug delivery technology is being evaluated in combination with various product applications.

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

Laboratorios Belmac owns approximately 50 trademarks for pharmaceutical products and one patent, which was granted by Spain's Bureau of Patents, and Trademarks. The Registrant filed two patent submissions during the year ended December 31, 2000. In Spain, patents expire after 20 years. Trademarks expire after 10 years, but can be renewed. All prescription pharmaceutical products marketed by Laboratorios Belmac and Laboratorios Davur in Spain have been registered with and approved by Spain's Ministry of Health. To register a pharmaceutical with the Ministry requires the submission of a registration dossier, which includes all pre-clinical, clinical and manufacturing information. The registration process can take two years or more. There can be no assurance that a competitor has not or will not submit additional registrations for products substantially similar to those marketed by Laboratorios Belmac and Laboratorios Davur.

COMPETITION

All of the Registrant's current and future products face strong competition both from existing drugs and products and from new drugs and products being developed by others, including generic equivalents. This competition potentially includes national and multi-national pharmaceutical and health care companies of all sizes. Many of these other pharmaceutical and health care concerns have far greater financial resources, technical staffs and manufacturing and marketing capabilities than the Registrant. Acceptance by hospitals, physicians and patients is crucial to the success of a pharmaceutical or health care product.

The Registrant competes primarily in Spain, which is a large, developed population center in Europe. Since Spain is a member of the European Union, the Registrant expects to be able to target the European Union's larger population as harmonization eliminates the barriers between countries.

Laboratorios Belmac and Laboratorios Davur compete with both large multinational companies and national Spanish companies, which produce most of the same products Laboratorios Belmac manufactures. For example, there are currently many companies, such as Astra Espana S.A., which market and sell omeprazole. Similarly, many companies currently sell enalapril, with Merck, Sharp & Dome de Espana, S.A. being the product leader. Other products sold by Laboratorios Belmac and Laboratorios Davur, such as Onico-Fitex, are more unusual and have fewer competitors.

CUSTOMERS

The incidence of certain infectious diseases, which occur at various times in different areas of the world, affects the demand for the Registrant's antibiotic products when they are marketed in each area. Orders for the Registrant's products are generally filled on a current basis, and no order backlog existed at December 31, 2000. No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts at the election of any governmental authority. With the exception of one customer, Cofares, whose purchases accounted for 14% of consolidated net sales, there were no other customers whose purchases accounted for in excess of 10% of the Registrant's consolidated net sales during the year ended December 31, 2000. Two customers' purchases accounted for in excess of 10% of consolidated net sales during the year ended December 31, 1999. Each of Cofares and Antibioticos Farma accounted for 13% of consolidated net sales during the year ended December 31, 1999, respectively. One customer, Cofares, accounted for 12% of the Registrant's consolidated net sales during the year ended December 31, 1998; however, no other customers accounted for sales in excess of 10% of consolidated net sales in 1998.

RESEARCH AND DEVELOPMENT

The strategic focus of the Registrant has shifted in response to the evolution of the global health care environment. The Registrant has moved from a research and development-oriented pharmaceutical company, which required developing products from the chemistry laboratory through marketing, to a company seeking to acquire late-stage development compounds or currently marketed products. The February 1999 acquisition of permeation enhancement technology will require some developmental expenditures while providing a multitude of opportunities for strategic partnerships and/or alliances. In conjunction with its relocation from Florida, the Registrant established a laboratory in New Hampshire during the year ended December 31, 1999 for formulation development and testing of potential product applications. The Registrant is currently pursuing strategic alliances with respect to this technology, which are anticipated to lead to milestone payments and royalty arrangements with the strategic partners bearing or reimbursing the majority of development costs. This technology is based on United States Food and Drug Administration ("FDA") GRAS compounds, which should result in significantly reduced pre-clinical trials (animal testing) and developmental costs. The Registrant is currently conducting a Phase I Clinical Study (treatment of nail fungal infections) at the University of Alabama at Birmingham. Pre-clinical programs are underway in collaboration with the University of New Hampshire and Dartmouth College.

Research and development expense totaled $1,102,000, $685,000 and $153,000 in the years ended December 31, 2000, 1999 and 1998, respectively, aimed at developing new products and processes and improving existing products and processes. The Registrant intends to continue to carefully manage its research and development activities with the establishment of priorities based on both technical and commercial criteria and to carefully supervise such expenditures in view of its limited resources. Research and development expenditures in 2001 are expected to be greater than in recent years, however, due to planned development of the permeation enhancement technology described above. The costs of clinical trials, which are necessary to obtain product approvals, are a significant component of research and development expense. The Registrant is currently conducting clinical trials with respect to its drug delivery technology. Costs of government regulation can also result in a significant amount of research and development expense, as explained further below.

Laboratorios Belmac is also engaged in limited research of drug delivery systems, such as sustained release and time-release formulations, through a collaborative agreement with a customer.

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

United States. The steps required before a pharmaceutical agent may be marketed in the United States include (i) pre-clinical laboratory and animal tests, (ii) the submission to the FDA of an Investigational New Drug Application, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a New Drug Application ("NDA") to the FDA, and
(v) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with current GMPs for drugs. To supply products for use in the United States, foreign manufacturing establishments must comply with GMPs and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

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

The results of the pre-clinical and clinical trials are submitted to the FDA in the form of a NDA for marketing approval. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review process and may delay marketing approval. After FDA approval for the initial indications, further clinical trials would be necessary to gain approval for the use of the product for any additional indications. The FDA may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

The Registrant's products under development, including potential products arising from the use of its permeation enhancement drug delivery technology or its hydrogel technology, must go through the approval process delineated above prior to gaining approval by the FDA for commercialization.

Spain. As a manufacturer in Spain, which is a member of the European Union, Laboratorios Belmac is subject to the regulations enacted by the European Union. Prior to Spain's entry into the European Union in 1993, the pharmaceutical regulations in Spain were less stringent and Laboratorios Belmac, along with all Spanish companies, have had to modify their procedures to adapt to the new regulations, which are similar to the regulations promulgated by the FDA discussed above. In general, these regulations are essentially consistent with those of the FDA and require a manufacturer of a proposed pharmaceutical to show efficacy and safety. The development process in Spain goes through the same phases (i.e. I, II, III) as in the United States to assure their safety and efficacy. A dossier on each pharmaceutical is prepared, which could take one to two years or more for review by the Ministry of Health. The pharmaceutical can then only be sold to the public with a prescription from a medical doctor.

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

Most of the Registrant's sales are generated from Spain. International operations are subject to certain additional risks inherent in conducting business outside the United States, including price and currency exchange controls, changes in currency exchange rates, limitations on foreign participation in local enterprise, expropriation, nationalization, and other governmental action.

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

EMPLOYEES

The Registrant and its subsidiaries employ approximately 209 people, 9 of whom are employed in the United States and 200 in Spain, as of March 15, 2001. Approximately 60 of these employees are principally engaged in manufacturing activities, 122 in sales and marketing, 8 in product development and 19 in management and administration. In general, the Registrant considers its relations with its employees to be good.

FINANCIAL INFORMATION RELATING TO GEOGRAPHIC AREAS AND FOREIGN OPERATIONS

For information regarding the Registrant's foreign operations, see Note 12 of Notes to Consolidated Financial Statements.

RISK FACTORS

RISKS ASSOCIATED WITH OUR PAST FINANCIAL RESULTS

We could be required to cut back or stop operations if we are unable to raise or
- --------------------------------------------------------------------------------
obtain needed funding
- ---------------------

We have experienced losses since inception, resulting in the need to fund our operations through outside financing. A 1996 Public Offering resulted in net proceeds of approximately $5,700,000, some of which was used to repay debt incurred in 1995 private placements. We also received approximately $9,800,000 in 1997, when approximately 70% of our then outstanding Class A Warrants were exercised and approximately $2,600,000 in 1999 upon the exercise of approximately 859,000 Class A Warrants. The remaining 1,252,000 Class A Warrants expired unexercised. We received approximately $2,808,000 in 2000 from the exercise of options and warrants, including approximately 197,000 Class B Warrants. The remaining Class B Warrants, if not exercised or redeemed, are scheduled to expire on August 14, 2001. The Class A Warrants and underlying Class B Warrants originally were sold as components of the 1996 Public Offering. Our future existence and profitability depends on our ability to fund and expand operations in an effort to achieve profits from operations. We cannot assure you that our business will ultimately generate sufficient revenue to fund our operations on a continuing basis.

Although we were founded in 1974, we have only generated revenue from product-related sales since August 1991. We have used cash from outside financing to fund our operations. We have made progress toward commercialization of specific products and have begun to commercialize others. We are now generating revenues from sales of products by our subsidiary, Laboratorios Belmac S.A., a pharmaceutical manufacturer located in Spain and its wholly-owned subsidiary, Laboratorios Davur S.L. We acquired Laboratorios Belmac in February 1992. Substantial amounts of time and financial and other resources will be required to complete the development and clinical testing of our products currently under development. Due to our limited cash, we are seeking strategic partners for development and marketing of potential products employing our technology. We cannot assure you that we will receive additional funding necessary to continue research and development activities, that we will be successful in attracting strategic partners or that we will otherwise succeed in developing any additional products with commercially valuable applications.

We believe that with our emphasis on product distribution in Spain, strategic alliances and product acquisitions together with careful management of our research and development activities and the net proceeds from the 1996 Public Offering and the exercise of the Class A and Class B Warrants, that we should have sufficient liquidity to enable us to conduct our existing operations for the year 2001 and into 2002. However, our pharmaceutical products being developed, and which may be developed, will require the investment of substantial additional time as well as financial and other resources in order to become commercially successful. Following the development period, our products will generally be required to go through lengthy governmental approval processes, including extensive clinical testing, followed by educating physicians, pharmacists and consumers about the benefits of the products and developing a market for them. Revenues from our operations and cash may not be sufficient over the next several years for commercializing any of the products we are currently developing. Consequently, we may require additional licensees or partners and/or additional financing. We cannot assure you that we can conclude such commercial arrangements or obtain additional capital when needed on acceptable terms, if at all.

We have a history of losses and if we do not achieve profitability we may not be
- --------------------------------------------------------------------------------
able to continue our business in the future
- -------------------------------------------

As of December 31, 2000 we have accumulated losses (accumulated deficit) of approximately $75,693,000. We may incur additional losses until we can successfully market and distribute our products and develop new technologies and commercially viable future products. If we are unable to do so, we will continue to have losses and might not be able to continue our operations.

We incurred the following losses in 1998, 1999 and 2000:

     o    Fiscal year ended December 31, 1998 ............... $2,876,000
     o    Fiscal year ended December 31, 1999 ............... $1,090,000
     o    Fiscal year ended December 31, 2000................ $  745,000

We may be restricted  from using our net operating  loss carry forwards due to a
- --------------------------------------------------------------------------------
change in equity ownership and a change in our tax year
- -------------------------------------------------------

As of December 31, 2000, we had net operating loss carryforwards ("NOLs") of approximately $32,773,000 available to offset future U.S. taxable income. The use of the NOLs generated through December 31, 1997 may be limited to approximately $1,000,000 each year as a result of stock, option and warrant issuances resulting in an ownership change of more than 50% of our outstanding equity. The NOL of approximately $3,200,000 generated during the tax year ended December 31, 1998 is available to offset future taxable income without limitation. Additionally, approximately $1,800,000 of the NOL generated in 1995 will be available to offset future U.S. taxable income is limited to approximately $300,000 per year over the subsequent six years due to the change in tax year end during 1995. If not offset against future taxable income, the NOL carry forwards will expire in tax years 2007 through 2021.

RISKS ASSOCIATED WITH OUR BUSINESS

Successful development of current and future products is uncertain
- ------------------------------------------------------------------

We purchased technology to enhance the penetration of certain pharmaceutical products through the dermal layers of the skin. Although several systems have been developed by various pharmaceutical companies to enhance the transdermal delivery of specific drugs, relatively limited research has been conducted in the expansion of transdermal delivery systems to a wider range of pharmaceutical products. Transdermal delivery systems are currently marketed for only a limited number of products. In addition, transdermal delivery systems used to date have often demonstrated adverse side effects for users, such as skin irritation and delivery difficulties.

Some of our proposed products are in the early development stage, require significant further development, testing and regulatory clearances and are subject to the risks of failure inherent in the development of products based on innovative technologies. Due to our limited resources, collaboration will be essential in order to complete the development of specific products. No assurance can be given that the necessary collaboration will be obtained. Risks during development include the possibilities that any or all of the proposed products may be found to be ineffective, have untoward side effects, or otherwise may fail to receive necessary regulatory clearances; that the proposed products, although effective, may be uneconomical to market; or that third parties may market superior or equivalent products. Due to the extended testing and regulatory review process required before marketing clearance can be obtained, we do not expect to be able to realize royalty revenues from the sale of any drugs in the near term.

Clinical trial results may result in failure to obtain  regulatory  approval and
- --------------------------------------------------------------------------------
inability to sell products
- --------------------------

Any human pharmaceutical product developed by us would require clearance by Spain's Ministry of Health for sales in Spain, the U.S. FDA for sales in the United States and similar agencies in other countries. Before approving a drug for commercial sale as treatment for a disease, the FDA and other regulatory authorities generally require that the safety and efficacy of a drug be demonstrated in humans. If our clinical trials do not demonstrate the safety or efficacy of our products, or if we otherwise fail to obtain regulatory approval for our products, we will not be able to generate revenues from the commercial sale of our products. The process of obtaining these approvals is costly and time-consuming, and there can be no assurance that such approvals will be granted. In general, only a small percentage of new pharmaceutical products achieve commercial success. Such governmental regulation may prevent or substantially delay the marketing of our products and may cause us to undertake costly procedures with respect to our research and development and clinical testing operations which may provide a competitive advantage to more substantially capitalized companies which compete with Bentley. Even if we receive regulatory approval, these agencies may, nevertheless, limit the uses of the product. In addition, we are required, in connection with our activities, to comply with good manufacturing practices (GMPs) and local, state and federal regulations. Non-compliance with these regulations could have a material adverse effect on us and/or prevent the commercialization of our products and can, among other things, result in:

     o    fines;
     o    suspended regulatory approvals;
     o    refusal to approve pending applications;
     o    refusal to permit exports from the United States;
     o    product recalls;
     o    seizure of products;
     o    injunctions;
     o    operating restrictions; and
     o    criminal prosecutions.

We will rely on third  parties  to  commercialize  our  products  in the  United
- --------------------------------------------------------------------------------
States.
- -------

We require substantial additional funds to complete development of our products and anticipate forming alliances with others to manufacture and market our products in the United States and throughout the world. We continue to pursue corporate partners to fund development and commercialization of our products. We may not be successful in finding corporate partners or obtaining other financing and, if obtained, the terms of any such arrangements may not be favorable to us. If we are not able to obtain any such corporate partners or financing, development of our products could be delayed or curtailed, which could materially adversely affect our results of operations and financial condition.

Any partner with which we enter into a collaboration partners may not be successful in commercializing our products or may terminate their collaborative agreement with us. If we obtain any collaborative arrangements, we will depend on the efforts of these collaborative partners and we will have limited or no control over the development, manufacture and commercialization of the products subject to the collaboration. If our collaborative partners terminate the related agreements or fail to develop, manufacture or commercialize products, we would be materially adversely affected. Because we will generally retain a royalty interest in sales of products licensed to third parties, our revenues will be less than if we marketed products directly.

Any manufacturing facilities for any of our compounds are subject to FDA inspection both before and after NDA approval to determine compliance with GMP requirements. Facilities used to produce our compounds may not have complied, or may not be able to maintain compliance, with GMP. The GMP regulations are complex, and failure to be in compliance could lead to non-approval or delayed approval of the NDA. A delay in approval of the NDA would delay product launch. If approval of the NDA has been obtained, this may result in remedial action, penalties and delays in production of products.

Our products are early stage and may not be successful.
- -------------------------------------------------------

We are investigating a variety of pharmaceutical compounds and have other products at various stages of development. The products we are developing are subject to the risk in connection with our enhancement technology that any or all of them are found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances. We are unable to predict whether any of our products will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frames for commercialization of any products or procedures are long and uncertain.

We could be materially harmed if our agreements were terminated.
- ----------------------------------------------------------------

Our agreements with licensors and licensees generally provide the other party with rights to terminate the agreement, in whole or in part, under certain circumstances. Many of our agreements require us to diligently pursue development of the underlying product or risk loss of the license or incur penalties. Termination of certain agreements could substantially reduce the likelihood of successful commercialization of a particular product. Depending upon the importance to us of the product that is subject to any such agreement, this could materially adversely affect our business.

Our failure to develop  additional product candidates will impair our ability to
- --------------------------------------------------------------------------------
grow.
- -----

In order to continue to grow, we must continue to apply our technology to additional products. The success of this strategy depends upon our ability to continue to identify products that work with our technology. Identifying suitable products is a lengthy and complex process. In addition, other companies with substantially greater financial, marketing and sales resources may compete with us using other enhancement technology.

Our patent  position is  uncertain  and our success  depends on our  proprietary
- --------------------------------------------------------------------------------
rights
- ------


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

We may have to lower prices or spend more money to effectively  compete  against
- --------------------------------------------------------------------------------
companies  with greater  resources than us, which could result in lower revenues
- --------------------------------------------------------------------------------
and/or profits
- --------------

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

Rapid  technological  change may result in our products becoming obsolete before
- --------------------------------------------------------------------------------
we recoup a significant portion of related costs
- ------------------------------------------------

The pharmaceutical industry has undergone rapid and significant technological change. We expect the technology to continue to develop rapidly, and our success will depend significantly on our ability to maintain a competitive position. Our strategic focus does not rely on research and development of pharmaceuticals from concept through marketing. Instead, we seek to acquire late-stage development compounds that can be marketed within approximately one year and currently-marketed products. Rapid technological development may result in actual and proposed products or processes becoming obsolete before we recoup a significant portion of related research and development, acquisition and commercialization costs.

Pharmaceutical  pricing is uncertain and may result in a negative  effect on our
- --------------------------------------------------------------------------------
profitability
- -------------

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

We depend on key personnel and must continue to attract and retain key employees
- --------------------------------------------------------------------------------

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

We face product liability risks
- -------------------------------

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

We may be affected by changes in pharmaceutical pricing and reimbursement.
- --------------------------------------------------------------------------

Efforts of governmental and third party payors to contain or reduce the cost of health care will affect our business. Successful commercialization of many of our products may depend on the availability of reimbursement for the cost of such products and related treatment from third-party health care payors, such as the government, private insurance plans and managed care organizations. Third-party payors are increasingly challenging the price of medical products and services. Such reimbursement may not be available for any of our products at all or for the duration of the recommended treatment with the drug, which could materially adversely affect our ability to commercialize the drug. The increasing emphasis on managed care in the U.S. continues to increase the pressure on pharmaceutical pricing.

There have been, and we anticipate that there will continue to be a number of proposals to implement government control over the pricing or profitability of prescription pharmaceuticals, as is currently the case in many foreign markets. The announcement or adoption of such proposals could adversely affect us. Furthermore, our ability to commercialize our products may be adversely affected to the extent that such proposals materially adversely affect the business, financial condition and profitability of companies that are prospective collaborative partners.

We face risks when doing business outside of the United States
- --------------------------------------------------------------

Nearly all of our revenues during the three years ended December 31, 2000 have been generated outside the United States, from our subsidiaries in Spain. There are risks in operations outside the United States, including, among others, the difficulty of administering businesses abroad, exposure to foreign currency fluctuations and devaluations or restrictions on money supplies, foreign and domestic export law and regulations, taxation, tariffs, import quotas and restrictions and other political and economic events beyond our control. We have not yet experienced any material effects of these risks; however, there can be no assurance that they will not have such an effect in the future.

RISKS ASSOCIATED WITH OUR SECURITIES

Your percentage of ownership, voting power and price of Bentley common stock may
- --------------------------------------------------------------------------------
decrease  as a result of  events,  which  increase  the  number of shares of our
- --------------------------------------------------------------------------------
outstanding common stock
- ------------------------

 As of December 31, 2000, we had the following capital structure:

 Common stock outstanding:                                           13,914,000
 Common stock issuable upon:

          Exercise of Class B warrants:                               2,778,000
          Exercise of underwriter warrants:                             690,000
          Exercise of other warrants:                                   570,000
          Exercise of options:                                        2,457,000
          Other shares issuable:                                         11,000
                                                                     ----------
 Total common stock outstanding assuming conversion/
 exercise of all outstanding securities:                             20,420,000
                                                                     ==========

If all of the  outstanding  warrants  and  options,  which were  exercisable  at
December  31,  2000,   were  exercised,   Bentley  would  receive   proceeds  of
approximately $25,446,000. In addition, we may conduct additional future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. Conversion or exercise of our outstanding convertible securities, options and warrants into common stock may significantly and negatively affect the market price for the common stock as well as decrease your percentage of ownership and voting power of the common stock.

Our stock is volatile.
- ----------------------

The market prices for our securities and for securities of emerging growth companies have historically been highly volatile. Future announcements concerning us or our competitors may have a significant impact on the market price of our Common Stock. Factors which may affect our market price include:

     o    Results of clinical studies and regulatory reviews;
     o    Technological innovations by us or our competitors;
     o    Market conditions in the pharmaceutical and biotechnology industries;
     o    Competitive products;
     o    Financings or corporate collaborations;

     o    Sales or the possibility of sales of our Common Stock;
     o    Our results of operations and financial condition;
     o    Proprietary rights;
     o    Public  concern as to the safety or commercial  value of our products;
          and
     o    General economic conditions

These uncertainties have adversely affected and may continue to adversely affect the market price of our Common Stock. Furthermore, the stock market has experienced significant price and volume fluctuation unrelated to the operating performance of particular companies. These market fluctuations may also adversely affect the market price of our Common Stock.

Obligations  in  connection  with warrants and options may hinder our ability to
- --------------------------------------------------------------------------------
obtain future financing
- -----------------------

As of December 31, 2000, we have outstanding options and warrants to purchase 6,495,000 shares of Common Stock at exercise prices ranging from $1.50 to $177.50 (weighted average exercise price of $4.58). The holders of the warrants and options are likely to exercise or convert them at a time when we are able to obtain additional equity capital on terms more favorable than those provided by such warrants and options. Certain warrants and options also grant to the holders certain demand registration rights and "piggy back" registration rights. These obligations may hinder our ability to obtain future financing.

Your interest in Bentley may be diluted by the issuance of Preferred  Stock with
- --------------------------------------------------------------------------------
greater rights than the Common Stock, which we can sell, or issue at any time
- -----------------------------------------------------------------------------

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

Our board of directors is authorized to issue up to 2,000,000 shares of Preferred Stock. The board has the power to establish the dividend rates, preferential payments on our liquidation, voting rights, redemption and conversion terms and privileges for any series of Preferred Sock.

We have  not  paid  dividends  on our  Common  Stock  and do not  intend  to pay
- --------------------------------------------------------------------------------
dividends in the foreseeable future
- -----------------------------------

We have not paid dividends on our Common Stock since our inception and do not intend to pay any dividends on our Common Stock in the foreseeable future. We are incorporated under Delaware law, which provides that a corporation may pay dividends out of surplus, out of the corporation's net profits for the preceding fiscal year, or both, provided that there remains in the stated capital account an amount equal to the par value represented by all shares of the corporation's stock having a distribution preference.

Certain laws and provisions in our certificate of  incorporation  and bylaws may
- --------------------------------------------------------------------------------
make it more  difficult or discourage  third parties from  attempting to control
- --------------------------------------------------------------------------------
Bentley
- -------

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

SPAIN

Manufacturing is performed at the Registrant's facilities in Zaragoza, Spain. These facilities were renovated in 1995 to comply with the requirements for European GMPs and further renovated during 1998, 1999 and 2000. Expansion of the facilities is presently underway. The facilities, which are owned by the Registrant, consist of approximately 55,000 square feet located in a prime industrial park and seated on sufficient acreage that would allow for future expansion. The manufacturing facility is capable of producing tablets, capsules, suppositories, creams, ointments, lotions, liquids and sachets, as well as microgranulated and microencapsulated products. The facility also includes analytical chemistry, quality control and quality assurance laboratories. The GMPs certification allows the Registrant to undertake contract manufacturing for a number of international pharmaceutical companies either engaged in or contemplating emergence into the Spanish market or for export. The Registrant's administrative offices in Spain are located in Madrid in approximately 5,500 square feet of renovated, leased offices, which leases expire in 2001. The Registrant has entered into a new lease agreement, whereby it has agreed to lease approximately 10,700 square feet of new office space northwest of Madrid, which lease is scheduled to expire in 2006. The Registrant plans to relocate its Madrid administrative offices during the summer and fall of 2001.

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

In November 1999, Creative Technologies, Inc. ("Creative") commenced a lawsuit against the Registrant and others in the Superior Court of New Jersey, Essex County, asserting that the Registrant breached a brokerage or finder's fee contract with Creative regarding its 1999 acquisition of permeation enhancement technology. On January 22, 2001, this controversy was settled out of court, when the Registrant agreed to pay $140,000 to Creative and Creative agreed to the dismissal of the related suit with prejudice. The Registrant has included the accrual of the $140,000 charge and related legal costs in the Consolidated Balance Sheets at December 31, 2000 and in operating expenses for the year ended December 31, 2000.

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

Quarter Ended                      High Sales Price             Low Sales Price
- -------------                      ----------------             ---------------
March 31, 1999                           $1.94                     $1.38

June 30, 1999                             3.50                      1.44

September 30, 1999                        3.31                      2.75

December 31, 1999                         6.44                      2.75


March 31, 2000                          $12.50                     $5.88

June 30, 2000                             9.50                      5.88

September 30, 2000                       11.00                      6.88

December 31, 2000                        11.00                      3.56


As of March 15, 2001 there were 1,732 holders of record of the Registrant's Common Stock, which does not reflect stockholders whose shares are held in street name. No dividends have ever been declared or paid on the Registrant's Common Stock and the Registrant does not anticipate paying any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

The following selected consolidated financial data of the Registrant and its subsidiaries has been derived from the Registrant's consolidated financial statements. The selected financial data should be read in conjunction with the Registrant's consolidated financial statements and the notes thereto, which should be read in their entirety and are included elsewhere in this Annual Report on Form 10-K. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations.")


SUMMARY OF OPERATIONS

                                                                          FISCAL YEAR ENDED
                                                                             DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE DATA)         ------------------------------------------------------------------------------
                                             2000(1)           1999(2)           1998(3)           1997(4)           1996(5)
                                             -------           -------           -------           -------           -------
Net sales                                    $18,617          $20,249           $15,243            $14,902           $23,133

Cost of sales                                  7,189            8,445             6,601              8,010            15,638
                                             -------         --------           -------            -------           -------

Gross profit                                  11,428           11,804             8,642              6,892             7,495

Operating expenses                            11,942           11,226            10,710              8,438             8,794
                                             -------         --------           -------            -------           -------

Other income (expense) and income taxes         (231)           1,666               808              2,269             1,174
                                             -------         --------           -------            -------           -------

Loss before extraordinary item (5)              (745)          (1,090)           (2,876)            (3,815)           (2,473)
                                             -------         --------           -------            -------           -------

Net loss                                       $(745)         $(1,090)          $(2,876)           $(3,815)          $(2,919)
                                             =======         ========           =======            =======           =======

Loss per Common Share before extraordinary
item                                           $(.06)           $(.12)            $(.35)             $(.97)            $(.79)
                                             =======         ========           =======            =======           =======

Basic and diluted net loss per Common Share    $(.06)           $(.12)            $(.35)             $(.97)            $(.92)
                                             =======         ========           =======            =======           =======

Weighted  average number of Common Shares
outstanding                                   12,981            9,147             8,431              4,072             3,334
                                             =======         ========           =======            =======           =======

BALANCE SHEET INFORMATION

                                                                             AT DECEMBER 31,
                                              -------------------------------------------------------------------------------
(IN THOUSANDS)                                 2000(1)       1999(2)           1998(3)           1997(4)            1996(5)
                                               -------       -------           -------           -------            -------

Working capital                               $3,742         $1,130            $6,835           $10,758            $4,265

Non-current assets                            15,773         10,548             7,857             6,034             6,746

Total assets                                  28,877         22,237            20,318            21,043            16,558

Non-current liabilities                        1,699            104             5,700             5,549             5,513

Redeemable Preferred Stock                         -              -                 -             2,338             2,203

Stockholders' equity                          17,816         11,574             8,992             8,905             3,295

(1) The Registrant converted all of its 12% Debentures into shares of Common Stock during the year ended December 31, 2000. See Note 2 below. Also, during the year ended December 31, 2000, the Registrant acquired the product, Codeisan (R), for approximately $5,200,000 and agreed to sell its product, Controlvas (R), for approximately $4,800,000. The Registrant received a 50% deposit prior to year end, which is reflected as Deferred income in the Consolidated Balance Sheets as of December 31, 2000. The transaction was completed subsequent to December 31, 2000.

(2) The Registrant classified its 12% Debentures as a current liability at December 31, 1999 as a result of issuing a Notice of Redemption in March 2000, reducing working capital by $5,362,000. The Debentures were each convertible into 400 shares of Common Stock or redeemable for $1,054 (see Notes 8 and 10).

(3) Operating expenses in 1998 included charges of $1,176,000 related to costs of abandoned acquisitions, which resulted from attempts to acquire certain assets from Schwarz Pharma as well as certain other acquisitions. All of the Registrants' outstanding Redeemable Preferred Stock was converted into Common Stock in October 1998.

(4) Revenues declined during 1997 due to the Registrant's divestiture of its French subsidiary, Chimos/LBF, on June 26, 1997. Other (income) expense for the year ended December 31, 1997 included interest expense of $1,086,000 and a provision for loss on disposition of subsidiary, which totaled $591,000, including realized exchange loss of $386,000 due to fluctuations in the currency exchange rates used to translate the foreign currency financial statements and a loss of $205,000 recognized upon the sale of Chimos/LBF. The Registrant also recorded a provision for income taxes during 1997 totaling $621,000. During the fourth quarter of 1997, the Registrant received proceeds of approximately $9,800,000 from the exercise of approximately 4,900,000 Class A Warrants.

(5) Revenues in France declined beginning in the second quarter of 1996, due to the March 31, 1996 expiration of the distribution agreement for the product Ceredase, which accounted for approximately 60% of the Registrant's revenues in 1995 and approximately 54% of its revenues in the quarter ended March 31, 1996. Ceredase gross margins, as a percent of sales, were approximately 5% during the quarter ended March 31, 1996. The Registrant completed a public offering in February 1996, whereby it issued $6,900,000 of 12% convertible subordinated debentures and warrants. Consequently, the Registrant incurred interest expense totaling $1,227,000 in 1996. The Registrant incurred an extraordinary charge of $446,000, representing the unamortized discount and issuance costs at the date of repayment of Notes from its October 1995 private placements. Operating expenses for the year ended December 31, 1996 included approximately $340,000, representing a provision for goodwill impairment related to Chimos/LBF.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

GENERAL

The Registrant is a U.S.-based drug delivery company specializing in the development of products based upon innovative and proprietary drug delivery systems. The Registrant also has a commercial presence in Europe, where it manufactures, markets and distributes branded and generic pharmaceutical products. Historically, most of its revenues have come from its operations in Europe.

The Registrant reported a net loss of $745,000, or $.06 per basic and diluted common share, on revenues of $18,617,000 for the year ended December 31, 2000. The Registrant intends to continue to focus its efforts on business activities which management believes should result in operating profits in the future, of which there can be no assurance. To improve its results, the Registrant's management focuses on increasing higher margin pharmaceutical product sales, controlling expenses, carefully allocating resources to limited product development projects and seeking to acquire marketable products in the United States or Europe that are compatible with the Registrant's strategy for growth. (See "--Liquidity and Capital Resources"). For business segment information on the Registrant's operations outside the United States, see Note 12 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2000 VERSUS FISCAL YEAR ENDED DECEMBER 31, 1999
- ------------------------------------------------------------------------------

The Registrant reported net sales of $18,617,000 and a net loss of $745,000 or $.06 per basic and diluted common share for the fiscal year ended December 31, 2000 compared to net sales of $20,249,000 and a net loss of $1,090,000 or $.12 per basic and diluted common share in the prior year.

The Registrant's Spanish subsidiaries, Laboratorios Belmac S.A. and Laboratorios Davur S.L., reported an increase in net sales of 5% in local currency for the fiscal year ended December 31, 2000 compared to the prior year; however, a 16% decline in the value of the Spanish Peseta and related Euro negatively impacted net sales by $2,736,000, resulting in net sales generated in Spain of $18,487,000 when expressed in U.S. dollars. Net sales were also impacted in the third and fourth quarters by increased generic drug competition that has reduced sales of certain of the Registrant's branded pharmaceutical products. The Registrant expects generic competitive pressure to continue to impact sales of its branded pharmaceutical products that are subject to generic competition, which may result in lower sales until the Registrant's generic drug products can capture sufficient market share to offset this impact. The Registrant anticipated the opportunities that the emerging generic drug market in Spain present and began taking measures over two years ago to enter the Spanish generic drug market. The Registrant, through its wholly-owned Spanish subsidiaries, began to register, market and distribute generic pharmaceutical products in Spain and began aligning its business model to be competitive in this arena, including hiring and training a new generic product sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position the Registrant as a leader in the Spanish generic drug market. Also impacting revenues was a decision by the Spanish Ministry of Health to suspend from commercialization a class of drugs that included Finedal, a product previously marketed by the Registrant. The Registrant's net sales for the fiscal year ended December 31, 2000 included sales of Finedal totaling approximately $230,000, while net sales for the fiscal year ended December 31, 1999 included Finedal sales of approximately $880,000. The Registrant does not anticipate any future sales of this product nor does it anticipate incurring any future costs with respect to this product. Net sales for the fiscal year ended December 31, 2000 include $130,000 related to research and licensing agreements and fees derived from research and product formulation activities performed in the United States.

Gross margins, which declined modestly in the most recent quarter, for the fiscal year ended December 31, 2000 increased to 61% compared to gross margins of 58% in the prior year, primarily as a result of the mix of products sold and manufacturing efficiencies realized at the manufacturing facility during the fiscal year ended December 31, 2000 compared to the prior year. The Ministry of Health and the Pharma Industry in Spain had entered into a two-year agreement that expired in December 1999, whereby pharmaceutical companies in Spain, including the Registrant's Spanish subsidiaries, were taxed on their growth as a vehicle for funding rising health care costs in Spain. A new agreement was reached in March 2001, which did not have a significant impact on the results of operations for the year ended December 31, 2000. However, this tax is expected to result in slightly lower gross margins for the year ending December 31, 2001.

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

Selling, general and administrative expenses increased by $278,000 or 3%, to $10,260,000 for the year ended December 31, 2000 compared to $9,982,000 for the prior year. Selling, general and administrative expenses increased from 49% of 1999 net sales to 55% of 2000 net sales as a result of the Registrant's 8% decrease in net sales and its efforts to control general and administrative expenses. A significant portion (63% or $6,494,000 during 2000) of these expenses are selling and marketing expenses, which are necessary for the Registrant to maintain and grow sales and market share in Spain. Selling and marketing expenses increased by $328,000, or 5% over the same period of the prior year, and as a percent of net sales, increased from 30% in the year ended December 31, 1999 to 35% in the year ended December 31, 2000. Selling and marketing expenses, as reported in U.S. dollars, were approximately $1,012,000 lower than would have been reported as a result of the 16% decline in the value of the Spanish Peseta and related Euro in relation to the U.S. dollar during the period. General and administrative expenses decreased slightly from $3,816,000 in the year ended December 31, 1999 to $3,766,000 in the fiscal year ended December 31, 2000. However, as a percentage of net sales, such expenses increased slightly from 19% of fiscal year 1999 net sales to 20% of fiscal year 2000 net sales. General and administrative expenses, as reported in U.S. dollars, were approximately $274,000 lower than would have been reported as a result of the 16% decline in the value of the Spanish Peseta and related Euro in relation to the U.S. dollar during the period. To the extent practical, the Registrant intends to continue its efforts to control general and administrative expenses in its effort to reach and maintain profitability.

The Registrant reported research and development expenses of $1,102,000 for the year ended December 31, 2000 compared to $685,000 for the prior year. Amounts charged to research and development totaled $1,263,000 for the year ended December 31, 2000 and were offset by $161,000 as a result of a negotiated reduction in an amount previously accrued for research and development expenses. The increase in the Registrant's costs for research and development is primarily the result of costs associated with a Phase I Clinical Study (treatment of nail fungal infections) that is underway at the University of Alabama at Birmingham, pre-clinical programs underway in collaboration with the University of New Hampshire and Dartmouth College and with product formulation and testing efforts being performed in the laboratory in the Registrant's U.S. headquarters, located in New Hampshire. This laboratory is being used by the Registrant to develop potential product applications using its permeation enhancement technology. The limited expenditures in research and development reflect the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products. The Registrant intends to continue to carefully manage its research and development expenditures in order to ensure that its development programs are efficient and cost effective.

Depreciation and amortization expenses totaled $580,000 for the fiscal year ended December 31, 2000, compared to $559,000 for the prior year. The increase was primarily due to higher depreciation charges with respect to renovations and improvements at the Registrant's manufacturing facility and its U.S. laboratory and higher amortization charges with respect to recently acquired drug licenses and technologies, partially offset by the effect of fluctuations in foreign currency exchange rates.

Interest income totaled $347,000 for the year ended December 31, 2000 compared to $244,000 for the prior year primarily as a result of higher short-term interest bearing investment balances and higher interest rates earned on the investment balances during the year ended December 31, 2000 than in 1999.

Interest expense totaled $439,000 for the year ended December 31, 2000 compared to $1,168,000 for the prior year. The Registrant incurred first quarter 2000 interest expense related to its 12% Senior Subordinated Debentures of approximately $233,000, which was eliminated beginning in the second quarter of 2000, as a result of the conversion of all Debentures into shares of Common Stock. Consequently, interest expense with respect to the Debentures will not recur in the future and should result in substantially lower interest expense on a prospective basis. Interest expense incurred during the nine months ended December 31, 2000 resulted primarily from the outstanding balances on lines of credit used for operating purposes and lines of credit and borrowings used to fund the purchase of the product Codeisan(R), in Spain, during the third and fourth quarters of 2000. The Registrant financed approximately $4,900,000 of the purchase, using short-term lines of credit and long-term borrowings. The Registrant used a portion of the deposit that it received from the sale of the trademark, registration rights and dossier for its branded pharmaceutical product, Controlvas(R), to reduce short-term borrowings during the fourth quarter of 2000. The remaining balances outstanding at December 31, 2000 have been reflected as short-term and long-term debt on the Registrant's Consolidated Balance Sheets, which will result in interest charges in the future.

In November 2000, the Registrant agreed to sell its registration rights and the related trademark to its branded version of enalapril (Controlvas(R)) for 950,000,000 Spanish pesetas (approximately $4,800,000) and received a 50% deposit from the purchaser. The sale of Controlvas(R) was completed subsequent to December 31, 2000 and the Registrant will record the gain in the first quarter of 2001. As of December 31, 2000, the Registrant has treated the deposit as Deferred income on the Consolidated Balance Sheets. For Spanish tax purposes, however, the gain on sale of Controlvas(R) was recognized during the year ended December 31, 2000; consequently, the Registrant has recognized taxes payable with respect to this transaction and has reflected the financial statement effect in the Consolidated Balance Sheets as a deferred tax asset and taxes payable as of December 31, 2000. Taxes payable for Spanish statutory purposes are payable beginning in 2004.

The Registrant recorded a current provision for foreign income taxes totaling $222,000 for the year ended December 31, 2000 as a result of taxable income earned in Spain, compared to $781,000 in the same period of the prior year. The provision for foreign income taxes would have been $31,000 higher than reported, absent the 16% decline in the value of the Spanish Peseta and related Euro in relation to the U.S. dollar during the period. The Registrant has available, for U.S. federal income tax reporting purposes, net operating loss carry-forwards. However, since the Registrant has not yet achieved profitable domestic operations, it has recorded a valuation allowance for the entire net deferred tax asset.

The Registrant reported a loss from operations of $514,000 for the year ended December 31, 2000 compared to income from operations of $578,000 in the prior year. The impact of non-operating items, primarily interest income of $347,000, interest expense of $439,000 and the provision for income taxes of $222,000 resulted in a net loss of $745,000, or $.06 per basic and diluted common share (12,981,000 weighted average common shares outstanding) for the year ended December 31, 2000, compared to the net loss in the prior year, of $1,090,000, or $.12 per basic and diluted common share (9,147,000 weighted average common shares outstanding).

FISCAL YEAR ENDED DECEMBER 31, 1999 VERSUS FISCAL YEAR ENDED DECEMBER 31, 1998
- ------------------------------------------------------------------------------

The Registrant reported net sales of $20,249,000 and a net loss of $1,090,000 or $.12 per basic and diluted common share for the fiscal year ended December 31, 1999 compared to net sales of $15,243,000 and a net loss of $2,876,000 or $.35 per basic and diluted common share for the year ended December 31, 1998. Excluding the effect of the 1998 charge of $1,176,000, representing the costs of abandoned acquisitions, the Registrant's net loss for the fiscal year ended December 31, 1998 would have been $1,700,000 or $.21 per basic and diluted common share.

The 33% increase in net sales was primarily attributable to increased sales by the Registrant's Spanish subsidiary, Laboratorios Belmac S.A., which reported an increase in net sales of 41% in local currency for the fiscal year ended December 31, 1999 compared to the year ended December 31, 1998; however, fluctuations in foreign currency exchange rates negatively impacted net sales by $1,183,000, resulting in net sales of $20,249,000 when expressed in U.S. dollars.

Gross margins for the fiscal year ended December 31, 1999 increased slightly to 58% compared to gross margins of 57% in the prior year, primarily as manufacturing efficiencies associated with higher levels of production during the fiscal year ended December 31, 1999 compared to the fiscal year ended December 31, 1998.

Selling, general and administrative expenses increased by 10%, or $904,000, to $9,982,000 for the fiscal year ended December 31, 1999 compared to $9,078,000 for the prior year. However, selling, general and administrative expenses, as a percentage of net sales, were reduced from 60% of 1998 net sales to 49% of 1999 net sales as a result of the Registrant's 33% increase in net sales and its efforts to control general and administrative expenses. A significant portion (62% or $6,166,000) of these expenses were marketing and selling expenses, which were necessary for the Registrant's growth in sales and market share in Spain. Selling and marketing expenses increased by $1,205,000, or 24% over the prior year; however, as a percent of net sales, these expenses decreased from 33% in 1998 to 30% in 1999. General and administrative expenses decreased by 7% from $4,117,000 in 1998 to $3,816,000 in 1999, and decreased from 27% of 1998 net sales to 19% of 1999 net sales. Selling, general and administrative expenses in 1999 included bonuses in the form of Common Stock valued at $225,000, in lieu of cash, issued to executive officers of the Registrant.

Research  and  development  expenses  were  $685,000  for the fiscal  year ended
December 31, 1999 compared to $153,000 for the prior year. The increase in research and development expenses was primarily the result of establishing a laboratory in the Registrant's relocated U.S. headquarters in New Hampshire. The laboratory is being used by the Registrant to develop potential product applications from its permeation enhancement technology. The limited expenditures in research and development reflect the Registrant's continued de-emphasis of basic research and redirection of its resources to developmental expenses necessary for expansion of its portfolio of marketed products.

Depreciation and amortization expenses totaled $559,000 for the fiscal year ended December 31, 1999, compared to $303,000 for the prior year. The increase was primarily due to higher depreciation charges with respect to renovations and improvements at the Registrant's manufacturing facility; renovations and purchase of equipment to establish its U.S. laboratory and higher amortization charges with respect to acquired drug licenses and technologies.

Included in operating expenses for the fiscal year ended December 31, 1998 was a charge of $1,176,000, which represented costs of abandoned acquisitions.

Interest  income was  $244,000  for the  fiscal  year ended  December  31,  1999 compared to $499,000 for the prior year primarily as a result of lower short-term interest bearing investment balances during the fiscal year ended December 31, 1999 than in 1998. Interest expense, which primarily reflected interest on the Registrant's Debentures, totaled $1,168,000 for the fiscal year ended December 31, 1999 compared to $1,076,000 for the prior year as a result of higher average outstanding short term debt balances used for operating purposes in Spain.

The Registrant recorded a provision for foreign income taxes totaling $781,000 for the fiscal year ended December 31, 1999 as a result of taxable income earned in Spain compared to $236,000 in the prior year, which included a benefit from a refundable amount of U.S. income taxes in the amount of $280,000. The prior year provision for income taxes would have totaled $516,000, if not for the U.S. income tax benefit.

The Registrant reported income from operations of $578,000 for the fiscal year ended December 31, 1999 compared to a loss from operations of $2,068,000 in the prior year. Excluding the effect of the costs of abandoned acquisitions, the Registrant's loss from operations for the fiscal year ended December 31, 1998 would have been $892,000. The effect of combining non-operating items, primarily interest income of $244,000, interest expense of $1,168,000, and provision for income taxes of $781,000 resulted in a net loss of $1,090,000, or $.12 per basic and diluted common share for the fiscal year ended December 31, 1999, compared to the net loss in the prior year, of $2,876,000, or $.35 per basic and diluted common share. Excluding the 1998 charge for costs of abandoned acquisitions, the prior year net loss for the fiscal year ended December 31, 1998 would have been $1,700,000 or $.21 per basic and diluted common share.

SELECTED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data is as follows:

(in thousands, except per share data)                                    FISCAL 2000 QUARTERS
                                                -------------------------------------------------------------------
                                                 FIRST             SECOND              THIRD               FOURTH
                                                 -----             ------              -----               ------
Net sales                                       $5,085             $4,594              $3,626              $5,312
Gross profit                                     3,127              2,858               2,143               3,300
Income (loss) from operations                      468               (101)               (476)               (405)
Net income (loss)                                   41               (182)               (419)               (185)
Basic and diluted net income (loss)
per common share                                 $0.00             $(0.01)             $(0.03)             $(0.02)

                                                                         FISCAL 1999 QUARTERS
                                                -------------------------------------------------------------------
                                                 FIRST             SECOND              THIRD               FOURTH
                                                 -----             ------              -----               ------
Net sales                                       $4,358             $4,750              $5,187              $5,954
Gross profit                                     2,343              2,757               3,125               3,579
Income (loss) from operations                     (239)               (58)                325                 550
Net income (loss)                                 (547)              (452)               (188)                 97
Basic and diluted net loss
per common share                                $(0.06)            $(0.05)             $(0.02)              $0.01

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased from $22,237,000 at December 31, 1999 to $28,877,000 at December 31, 2000, while Stockholders' Equity increased from $11,574,000 at December 31, 1999 to $17,816,000 at December 31, 2000. The increase in Stockholders' Equity reflects primarily the conversion of 7,254 of the Registrant's 12% Convertible Debentures into approximately 2,901,000 shares of Common Stock, the exercise of 197,000 Class B Redeemable Warrants resulting in the issuance of 99,000 shares of Common Stock, the exercise of 460 Underwriter's Warrants resulting in the issuance of 460 Debentures and 460,000 Class A Redeemable Warrants, the exercise of other stock purchase warrants to purchase an aggregate of 670,000 shares of Common Stock and the exercise of stock purchase options to purchase 14,000 shares of Common Stock, partially offset by the negative impact of the fluctuation of the Spanish peseta (and related Euro) exchange rate on the foreign currency translation and the net loss of $745,000 for the year ended December 31, 2000.

The Registrant's working capital increased from $1,130,000 at December 31, 1999 to $3,742,000 at December 31, 2000, primarily as a result of conversion of 7,254 of the Registrant's 12% Debentures (which were classified as current liabilities at December 31, 1999) into shares of Common Stock and cash proceeds of approximately $2,843,000 received from the exercise of 197,000 Class B Warrants, 460 Underwriter's Warrants, 670,000 other stock purchase warrants and 14,000 stock purchase options during the year ended December 31, 2000. At December 31, 2000 there were no Debentures outstanding.

Cash and cash equivalents increased from $4,422,000 at December 31, 1999 to $4,816,000 at December 31, 2000, primarily as a result of using cash for operating and investing activities, offset by cash proceeds of approximately $2,843,000 received from the exercise of 197,000 Class B Warrants, 460 Underwriter's Warrants, 670,000 other stock purchase warrants and 14,000 stock purchase options and as a result of the maturities of approximately $1,893,000 of marketable securities and the deposit received from the purchaser of the product, Controlvas(R), a portion of which was used to reduce borrowings that originated from the earlier purchase of the product, Codeisan(R). Included in cash and cash equivalents at December 31, 2000 are approximately $4,126,000 of short-term investments which are considered to be cash equivalents.

Accounts receivable increased from $4,016,000 at December 31, 1999 to $5,135,000 at December 31, 2000 and include taxes receivable totaling $214,000 at December 31, 2000 which represents a refund due from payment of income taxes for the year ended December 31, 2000. Trade receivables increased by approximately $1,115,000 in local currency, but fluctuations in foreign currency exchange rates offset the increase by approximately $182,000. The Registrant has not experienced any material delinquent accounts on its trade receivables. Inventories increased to $1,827,000 at December 31, 2000 compared to $965,000 at December 31, 1999 primarily as a result of raw materials purchases and production of finished goods, partially offset by the effect of fluctuations in foreign currency exchange rates. Inventory levels at December 31, 1999 were lower than average and the Registrant expects that its inventory levels will more closely resemble the levels at December 31, 2000 on a prospective basis.

Prepaid expenses and other current assets increased from $393,000 at December 31, 1999 to $475,000 at December 31, 2000, primarily as a result of prepaid expenses that are being amortized over the applicable periods to which they relate, partially offset by recurring amortization charges and the effect of fluctuations in foreign currency exchange rates.

The combined total of accounts payable and accrued expenses decreased from $4,240,000 at December 31, 1999 to $3,613,000 at December 31, 2000, primarily due to payment of an amount previously accrued for research and development expenses, a portion of which was reduced and offset against research and development expenses during the year ended December 31, 2000, inventory purchases and the effect of fluctuations in foreign currency exchange rates.

Short-term borrowings increased from $952,000 at December 31, 1999 to $2,447,000 at December 31, 2000, as a result of higher outstanding balances on lines of credit used for operating purposes in Spain and for the acquisition of drug licenses and related costs, including the product Codeisan(R), during the year ended December 31, 2000, partially offset by the effect of fluctuations in foreign currency exchange rates. The Registrant paid 986,000,000 pesetas (approximately $5,200,000) to the seller of Codeisan(R). The Registrant financed 942,000,000 pesetas (approximately $4,900,000) of the purchase price, of which approximately $2,300,000 was repaid in the fourth quarter of 2000, using a portion of the proceeds from the deposit received from the sale of Controlvas(R). The remaining balance is reflected as a combination of short-term and long-term debt on the Registrant's Consolidated Balance Sheets. The weighted average interest rate on the Registrant's short-term and long-term borrowings is 6.0% as of December 31, 2000.

As  discussed  above,  in  November  2000,  the  Registrant  agreed  to sell its registration rights and the related trademark to its branded version of enalapril (Controlvas(R)) for 950,000,000 Spanish pesetas (approximately $4,800,000) and received a 50% deposit from the purchaser. The sale of Controlvas(R) was completed subsequent to December 31, 2000 and the Registrant will record the gain in the first quarter of 2001. As of December 31, 2000, the Registrant has treated the deposit as

Deferred income on the Consolidated Balance Sheets. For Spanish tax purposes, however, the gain on sale of Controlvas(R) was recognized during the year ended December 31, 2000; consequently, the Registrant has recognized taxes payable with respect to this transaction and has reflected the financial statement effect in the Consolidated Balance Sheets as a deferred tax asset and taxes payable as of December 31, 2000. Taxes payable for Spanish statutory purposes are payable beginning in 2004.

Debentures called for redemption totaling $5,362,000 at December 31, 1999 were reduced to zero during the year ended December 31, 2000 as a result of the conversion of all 7,254 Debentures into approximately 2,901,000 shares of Common Stock, partially offset by accretion recorded on the Debentures prior to conversion. Long-term debt, which was zero at December 31, 1999, increased to $623,000 at December 31, 2000 as a result of financing the acquisition of the product Codeisan, as discussed above.

Fixed assets, net increased from $3,684,000 at December 31, 1999 to $4,139,000 at December 31, 2000, due primarily to additions to machinery and equipment and renovations at the Spanish manufacturing facility, including manufacturing equipment acquired in the purchase on the product Codeisan(R) during the year ended December 31, 2000, as well as computer equipment purchases in the U.S., offset by recurring depreciation charges and the effect of fluctuations in foreign currency exchange rates.

Drug licenses and related costs, net increased from $5,807,000 at December 31, 1999 to $10,979,000 at December 31, 2000, primarily due to the additions to drug licenses and related costs, partially offset by the effect of fluctuations in foreign currency exchange rates and recurring amortization charges. In July 2000, the Registrant announced that, through its subsidiary, Laboratorios Belmac, it had acquired rights to market and manufacture, in Spain, the product and trademark, Codeisan(R), from Abello, a subsidiary of Merck & Co., Inc. for approximately $5,200,000, as discussed above.

Receivables from related parties represent loans totaling $440,000 made to executive officers of the Registrant in March 2000. Proceeds from the loans were used to pay the income taxes on stock-based compensation provided to such officers in the prior year. The loans, in the form of promissory notes, are secured by an aggregate of 50,000 shares of Common Stock owned by the officers and bear interest at 6.59% annually. Accrued interest payable totaling $23,000 is included in the amounts receivable at December 31, 2000.

Other non-current assets decreased from $1,057,000 at December 31, 1999 to $192,000 at December 31, 2000, primarily due to the conversion of all 7,254 of the Registrant's 12% Debentures into approximately 2,901,000 shares of Common Stock during the year ended December 31, 2000. Unamortized debt issuance costs totaling $929,000 were credited to Stockholders' Equity as a result of such conversions. Other non-current assets were also reduced as a result of the effect of fluctuations in foreign currency exchange rates and recurring amortization charges during the year.

Other non-current liabilities increased from $104,000 at December 31, 1999 to $168,000 at December 31, 2000, primarily as a result of recording a liability to recognize the Registrant's obligation to issue Common Stock to employees' 401(k) retirement plan accounts in conjunction with the Registrant's 401(k) matching program.

Investing activities used net cash of $2,428,000 during the year ended December 31, 2000. The Registrant received net proceeds from the sale of investments and deferred income resulting from the Registrant's sale of its registration rights and the related trademark to its branded version of enalapril (Controlvas(R)). Such receipts were offset by additions to drug licenses and related costs, primarily in Spain; additions to machinery and equipment and capital improvements to the manufacturing facility in Spain as well as computer equipment purchases in the U.S.; and loans made to Executive Officers of the Registrant, the proceeds of which were used to pay income taxes on stock-based compensation. Financing activities, primarily proceeds from the exercise of 197,000 Class B Warrants, the exercise of 460 Underwriter's Warrants, the exercise of other stock purchase warrants to purchase an aggregate of 670,000 shares of Common Stock, the exercise of stock purchase options to purchase 14,000 shares of Common Stock and proceeds from short-term borrowings for working capital purposes and from short-term and long-term borrowings used for the purchase of the product Codeisan(R) in Spain offset by repayment of a portion of short-term and long-term borrowings during the year ended December 31, 2000, provided net cash of $5,568,000. Operating activities for the year ended December 31, 2000 used net cash of $2,700,000.

Seasonality. In the past, the Registrant has experienced lower sales in the third calendar quarter and higher sales in the fourth calendar quarter due to seasonality. As the Registrant markets more pharmaceutical products whose sales are seasonal, seasonality of sales may become more significant.

Effect of inflation and changing prices. Neither inflation nor changing prices has materially impacted the Registrant's net sales nor income (loss) from continuing operations for the three years ended December 31, 2000.

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

Of the Unit purchase price of $1,000, for financial reporting purposes, the consideration allocated to the Debenture was $722, to the conversion discount feature of the Debenture was $224 and to the 1,000 Class A Warrants was $54. None of the Unit purchase price was allocated to the Class B Warrants. Such allocation was based upon the relative fair values of each security on the date of issuance. Such allocation resulted in recording a discount on the Debentures of approximately $1,900,000. The effective interest rate on the Debentures, which have been converted into shares of Common Stock, was 18.1%.

In order to generate working capital necessary to sustain the Registrant's long range strategic objectives, the Registrant temporarily lowered the exercise price on its Class A and Class B Redeemable Warrants. Effective September 16, 1997, the exercise price of the Class A Warrants was lowered by $1.00, to $2.00 each. This exercise period at the reduced price expired on December 5, 1997. After this date, the Class A Warrants reverted back to the original exercise price of $3.00 per share until their expiration, which was August 16, 1999.

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

The exercise price of the Registrant's Class B Redeemable Warrants was also temporarily lowered by $2.00, to $3.00 as to each two Class B Warrants effective September 16, 1997 through January 13, 1998. After January 13, 1998, the Class B Warrants reverted back to the original exercise price of $5.00 per share until their expiration, which has been extended to August 14, 2001. Holders of the Registrant's Class B Warrants exercised 5,000 Class B Warrants in January 1998, generating proceeds to the Registrant of $7,500, which resulted in the issuance of 2,500 shares of Common Stock in 1998.

Approximately 859,000 Class A Warrants were exercised during the year ended December 31, 1999, generating cash proceeds of approximately $2,600,000. Such exercises resulted in the issuance of approximately 859,000 shares of Common Stock and approximately 859,000 Class B Warrants during 1999. The remaining 1,252,000 Class A Warrants that were not exercised as of August 16, 1999 expired unexercised.

During the year ended  December  31,  2000,  the  Registrant  received  net cash proceeds of approximately $2,843,000 from the exercise of various warrants (including 460 Underwriter's warrants and 197,000 Class B Warrants) and stock options. On March 9, 2000, the Registrant's Board of Directors decided to redeem the Registrant's Debentures. As a result, all 7,254 of the Debentures outstanding were converted into approximately 2,901,000 shares of the Registrant's Common Stock.

Given the Registrant's current liquidity and cash balances and considering its future strategic plans (including its 2001 budgeted capital improvements and planned equipment purchases of approximately $1,343,000), the Registrant should have sufficient liquidity to fund operations for the year 2001 and into the year 2002, which should be a sufficient time frame for the Registrant to advance its strategic objectives and generate revenues and cash flow to support the Registrant's cash flow needs. As mentioned above, the Registrant has cash and cash equivalents of approximately $4,816,000 as of December 31, 2000 and received the balance of the amount due from the sale of Controlvas (R) in February 2001. These resources, combined with available lines of credit, should be adequate to satisfy the Registrant's capital and operating requirements, as stated above. The Registrant also has stock purchase warrants, including its publicly traded Class B Warrants, outstanding at December 31, 2000, to purchase approximately 4,038,000 shares of Common Stock. The exercise of such warrants would generate cash proceeds of approximately $17,800,000. There can be no assurance, however, that changes in the Registrant's research and development plans or other events affecting the Registrant's revenues or operating expenses will not result in the earlier depletion of the Registrant's funds. The Registrant, however, continues to explore alternative sources for financing its business activities. In appropriate situations, that will be strategically determined, the Registrant may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

DERIVATIVE INSTRUMENTS AND HEDGING

Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. The Registrant adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the Registrant's consolidated financial statements.

CAUTIONARY  STATEMENTS  FOR  PURPOSES  OF THE "SAFE  HARBOR"  PROVISIONS  OF THE
- --------------------------------------------------------------------------------
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
- ------------------------------------------------

The statements contained in or incorporated by reference into this Annual Report on Form 10-K which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Registrant, the occurrence of which involve certain risks and uncertainties that could cause the Registrant's actual results to differ materially from those expected by the Registrant. See certain risk factors listed in Item 1. "Business - Risk Factors".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

FOREIGN CURRENCY.

A substantial amount of the Registrant's business is conducted in Europe and is therefore influenced by the extent to which there are fluctuations in the dollar's value against other currencies, specifically the euro and the peseta. On January 1, 1999, the euro became the official currency of 11 European Union
(EU) member states with a fixed conversion rate against their national currencies. The value of the euro against the dollar and all other currencies, including those of the four EU member states that are not participating in the euro zone, will fluctuate according to market conditions. Although euro notes and coins will not appear until January 1, 2002, the new currency has been used by consumers, retailers, companies and public administrations since January 1, 1999, in the form of "written money," i.e. by means of checks, traveler's checks, bank transfers, credit card transactions, etc. The permanent value of one euro in Spain is fixed at 166.39 pesetas. The exchange rate at December 31, 2000 and 1999 was 178.02 and 165.23 pesetas per U.S. dollar, respectively. The weighted average exchange rate for the years ended December 31, 2000 and 1999 was 180.66 and 156.16 pesetas per U.S. dollar, respectively. The effect of foreign currency fluctuations on long lived assets for the year ended December 31, 2000 was a decrease of $289,000 and the cumulative historical effect was a decrease of $2,628,000, as reflected in the Registrant's Consolidated Balance Sheets as accumulated other comprehensive loss. Although exchange rates fluctuated significantly in recent years, and in particular, the weakening of the euro in relation to the U.S. dollar in 2000, the Registrant does not believe that the effect of foreign currency fluctuation is material to the

Registrant's results of operations as the expenses related to much of the Registrant's foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, the Registrant does not plan to modify its business practices.

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

The weighted average interest rate on the Registrant's short-term borrowings is 6.0% and the balance outstanding is $2,447,000 as of December 31, 2000. The weighted average interest rate on the Registrant's long-term borrowings is also 6.0% and the balance outstanding is $1,361,000. The effect of an increase in the interest rate of one hundred basis points (to 7.0% on short-term borrowings and long-term borrowings) would have the effect of increasing interest expense by approximately $38,000 annually.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

See Item 14 of this Form 10-K.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS
         ------------------------------------------------
         ON  ACCOUNTING  AND FINANCIAL DISCLOSURE
         ----------------------------------------

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The following information is furnished with respect to each director and executive officer of the Registrant.

                                                              Position of the                                       Year First
                                                              Registrant                         Class of           Became
         Name                                Age              Presently Held                     Director           Director
         ----                                ---              --------------                     --------           --------
         James R. Murphy                     51               Chairman, President,               III                1993
                                                              Chief Executive Officer
                                                              and Director (1)

         Michael McGovern                    57               Vice Chairman and                  I                  1997
                                                              Director (1),(3)

         Robert M. Stote                     61               Senior Vice President,             III                1993
                                                              Chief Science Officer
                                                              and Director (1)

         Michael D. Price                    43               Vice President,                    I                  1995
                                                              Chief Financial Officer,
                                                              Treasurer, Secretary
                                                              and Director

         Robert J. Gyurik                    54               Vice President of                  II                 1998
                                                              Pharmaceutical
                                                              Development and
                                                              Director

         Jordan A. Horvath                   39               Vice President and                 -                     -
                                                              General Counsel

         Charles L. Bolling                  77               Director (1), (2), (3)             II                 1991

         Russell Cleveland                   62               Director (1), (3)                  I                  1999

         Miguel Fernandez                    70               Director (1), (2),(3)              III                1999

         William A. Packer                   66               Director (1),(2),(3)               II                 1999

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

MICHAEL MCGOVERN was named Vice Chairman of the Registrant in October 1999 and serves as President of McGovern Enterprises, a provider of corporate and financial consulting services, which he founded in 1975. Mr. McGovern is Chairman of the Board of Specialty Surgicenters, Inc., is Vice Chairman of the Board of Employment Technologies, Inc. and is a Director on the corporate boards of Suburban Lodges of America Inc., Training Solutions Interactive, Inc., and the Reynolds Development Company. Mr. McGovern received a B.S. and M.S. in accounting and his Juris Doctor from the University of Illinois. Mr. McGovern is a Certified Public Accountant and a member of the State Bar of Georgia and the American Bar Association.

ROBERT M. STOTE, M.D. became Senior Vice President and Chief Science Officer of the Registrant in March 1992. Prior to joining the Registrant, Dr. Stote was employed for 20 years by SmithKline Beecham Corporation serving as Senior Vice President and Medical Director, Worldwide Medical Affairs from 1989 to 1992, and Vice President-Clinical Pharmacology-Worldwide from 1987 to 1989. From 1984 to 1987, Dr. Stote was Vice President-Phase I Clinical Research, North America. Dr. Stote was Chief of Nephrology at Presbyterian Medical Center of Philadelphia from 1972 to 1989 and was Clinical Professor of Medicine at the University of Pennsylvania. Dr. Stote serves as a Director of Datatrak International, Inc. Dr. Stote received a B.S. in Pharmacy from the Albany College of Pharmacy, an M.D. from Albany Medical College and is Board Certified in Internal Medicine and Nephrology. He was a Fellow in Nephrology and Internal Medicine at the Mayo Clinic and is currently a Fellow of the American College of Physicians.

MICHAEL D. PRICE became Chief Financial Officer, Vice President/Treasurer and Secretary of the Registrant in October 1993, April 1993 and November 1992, respectively. He has served the Registrant in other capacities since March 1992. Prior to joining the Registrant, he was employed as a financial and management consultant with Carr Financial Group in Tampa, Florida from March 1990 to March 1992. Prior thereto, he was employed as Vice President of Finance with Premiere Group, Inc., in Tampa, Florida from June 1988 to February 1990. Prior thereto, Mr. Price was employed by Price Waterhouse in Tampa, Florida from January 1982 to June 1988 where his last position with that firm was as an Audit Manager. Mr. Price received a B.S. in Business Administration with a concentration in Accounting from Auburn University and an M.B.A. from Florida State University. Mr. Price is a Certified Public Accountant in the State of Florida.

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

JORDAN A. HORVATH became Vice President and General Counsel of the Registrant in August 2000. Prior to joining the Registrant, he was a partner at Parker Chapin LLP, the Company's legal counsel in New York City (which has since merged to become Jenkens & Gilchrist Parker Chapin LLP), since 1996. He was an associate of that firm from 1991 to 1995. Mr. Horvath received an A.B. from Princeton University and a J.D. from the University of California, Berkeley.

CHARLES L. BOLLING served from 1968 to 1973 as Vice President of Product Management and Promotion (U.S.), from 1973 to 1977 as Vice President of Commercial Development and from 1977 to 1986 as Director of Business Development (International) at SmithKline & French Laboratories. Mr. Bolling has been retired since 1986.

RUSSELL CLEVELAND is the principal founder and the majority stockholder of Renaissance Capital Group, Inc. ("Renaissance"). Renaissance provides capital to emerging publicly owned companies. For more than the past five years, Mr. Cleveland has served as President and Managing General Partner of Renaissance Capital Partners, Ltd. President and Director of Renaissance Capital Growth & Income Fund III, Inc., and a Director of Renaissance U.S. Growth and Income Trust PLC and BFS U.S. Special Opportunities Trust PLC. Mr. Cleveland's background includes executive positions with various major southwest regional brokerage firms. Mr. Cleveland also currently serves as a director of Danzer Corp. (formerly Global Environmental Corp.), Tutogen Medical, Inc. and Integrated Security Systems, Inc. Mr. Cleveland is a Chartered Financial Analyst and a graduate of the University of Pennsylvania, Wharton School of Finance and Commerce.

MIGUEL FERNANDEZ served from 1980 to 1996 as President of the International Division and corporate Vice President at Carter-Wallace, Inc., where he was responsible for all product lines outside of the United States. Prior thereto, Mr. Fernandez was employed for approximately eight years by SmithKline Beecham, where his last position was Vice President for Latin America. Before SmithKline Beecham, Mr. Fernandez served as Managing Director of Warner Lambert in Argentina for two years. From 1962 to 1970, Mr. Fernandez was employed by Merck/Frost in Canada. Mr. Fernandez received a Bachelors of commerce degree from the University of British Columbia and an MBA from the Ivey School of Business at the University of Western in Ontario, Canada. Mr. Fernandez has been retired since 1996.

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

The Registrant's Articles of Incorporation and By-Laws provide for a classified Board of Directors. The Board is divided into three classes, designated Class I, Class II and Class III. The directors included in Class I above will hold office until the 2003 Annual Meeting of Stockholders, the directors included in Class II above will hold office until the 2001 Annual Meeting of Stockholders, and the directors included in Class III above will hold office until the 2002 Annual Meeting of Stockholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant's executive officers and directors, and any persons who own more than 10% of any class of the Registrant's equity securities, to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and the American Stock Exchange and to furnish the Registrant with copies of such reports. To the Registrant's knowledge during the year ended December 31, 2000, all Section 16(a) filing requirements have been satisfied.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

The  information  called for by this item is  incorporated  by  reference to the
Registrant's   definitive  Proxy  Statement  for  the  2001  Annual  Meeting  of
Stockholders to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The  information  called for by this item is  incorporated  by  reference to the
Registrant's   definitive  Proxy  Statement  for  the  2001  Annual  Meeting  of
Stockholders to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The  information  called for by this item is  incorporated  by  reference to the
Registrant's   definitive  Proxy  Statement  for  the  2001  Annual  Meeting  of
Stockholders to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

                                                                                            Page Herein
                                                                                            -----------
(a)       The following documents are filed as a part of this report:

          (1)  Financial Statements:

          Independent Auditors' Report                                                            F-1

          Consolidated Balance Sheets as of December 31, 2000 and 1999                            F-2

          Consolidated Statements of Operations and of Comprehensive Loss
          for the years ended December 31, 2000, 1999 and 1998                                    F-3

          Consolidated Statements of Changes in Stockholders' Equity
          for the years ended December 31, 2000, 1999 and 1998                                    F-4

          Consolidated Statements of Cash Flows for the years ended
          December 31, 2000, 1999 and 1998                                                        F-5 to F-6

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Bentley Pharmaceuticals, Inc.
North Hampton, New Hampshire

We have audited the accompanying consolidated balance sheets of Bentley Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations and of comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 16, 2001

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(in thousands)                                                                                      DECEMBER 31,
                                                                                             ------------------------
                                                                                         2000                      1999
                                                                                         ----                      ----
ASSETS
- ------

Current assets:
 Cash and cash equivalents                                                              $4,816                    $4,422
 Marketable securities                                                                       -                     1,893
 Receivables, net                                                                        5,135                     4,016
 Inventories, net                                                                        1,827                       965
 Prepaid expenses and other                                                                475                       393
 Deferred taxes                                                                            851                        -
                                                                                       -------                   -------
  Total current assets                                                                  13,104                    11,689
                                                                                       -------                   -------
 Non-current assets:
  Fixed assets, net                                                                      4,139                     3,684
  Drug licenses and related costs, net                                                  10,979                     5,807
  Receivables from related parties                                                         463                         -
  Other non-current assets, net                                                            192                     1,057
                                                                                       -------                   -------
   Total non-current assets                                                             15,773                    10,548
                                                                                       -------                   -------
                                                                                       $28,877                   $22,237
                                                                                       =======                   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Accounts payable                                                                      $2,645                    $2,702
  Accrued expenses                                                                         968                     1,538
  Short-term borrowings                                                                  2,447                       952
  Current portion of long-term debt                                                        738                         5
  Deferred income-sale of drug licenses                                                  2,564                         -
  Debentures called for redemption                                                           -                     5,362
                                                                                       -------                   -------
    Total current liabilities                                                            9,362                    10,559
                                                                                       -------                   -------

Non-current liabilities:
   Long-term debt                                                                          623                         -
   Taxes payable                                                                           908                         -
   Other non-current liabilities                                                           168                       104
                                                                                       -------                   -------
     Total non-current liabilities                                                       1,699                       104
                                                                                       -------                   -------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value, authorized 2,000 shares,
     issued and outstanding, zero shares                                                     -                         -
 Common  stock,$.02  par value,  authorized  35,000  shares,  issued
     and outstanding, 13,914 and 10,230 shares                                             278                       204
 Stock purchase warrants (to purchase 4,038 and 4,806
     shares of common stock)                                                               632                       799
 Additional paid-in capital                                                             95,227                    87,858
 Accumulated deficit                                                                   (75,693)                  (74,948)
 Accumulated other comprehensive loss                                                   (2,628)                   (2,339)
                                                                                       -------                   -------
                                                                                        17,816                    11,574
                                                                                       -------                   -------
                                                                                       $28,877                   $22,237
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

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND OF COMPREHENSIVE LOSS

(in thousands except per share data)                                            For the Year Ended
                                                                                    December 31,
                                                                 --------------------------------------------
                                                                      2000            1999            1998
                                                                      ----            ----            ----
Net sales                                                           $18,617         $20,249         $15,243

Cost of sales                                                         7,189           8,445           6,601
                                                                     ------          ------          ------
Gross profit                                                         11,428          11,804           8,642

Operating expenses:

 Selling, general and administrative                                 10,260           9,982           9,078

 Research and development                                             1,102             685             153

 Depreciation and amortization                                          580             559             303

 Costs of abandoned acquisitions                                          -               -           1,176

                                                                     ------          ------          ------
   Total operating expenses                                          11,942          11,226          10,710
                                                                     ------          ------          ------
(Loss) income from operations                                          (514)            578          (2,068)

Other income (expenses):

  Interest income                                                       347             244             499

  Interest expense                                                     (439)         (1,168)         (1,076)

  Other income (expense), net                                            83              37               5
                                                                     ------           -----          ------
Loss before income taxes                                               (523)           (309)         (2,640)

(Provision) benefit for income taxes:

   Domestic                                                               -                -            280

   Foreign                                                             (222)           (781)           (516)
                                                                     ------           -----          ------
Net loss                                                              ($745)        ($1,090)        ($2,876)
                                                                     ======           =====          ======

Basic and diluted net loss per common share                           ($.06)         ($0.12)         ($0.35)
                                                                     ======           =====          ======

Weighted average common shares outstanding                           12,981           9,147           8,431
                                                                     ======           =====          ======

Other comprehensive income (loss):

 Foreign currency translation (losses) gains                           (289)           (737)            253
                                                                     ------           -----          ------

 Comprehensive loss                                                 ($1,034)        ($1,827)        ($2,623)
                                                                     ======           =====          ======



           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                           BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
                                                   $.02 Par Value                            Accumulated
                                                    Common Stock     Additional                 Other           Other
                                                --------------------  Paid-In   Accumulated  Comprehensive     Equity
                                                Shares       Amount   Capital     Deficit        Loss        Transactions    Total
                                                ------       ------   -------     -------        ----        ------------    -----
Balance at December 31, 1997                     8,426        $168     $81,382    ($70,982)     ($1,855)        $192        $8,905

 Exercise of Class B Redeemable Warrants             2           -           8           -            -            -             8

 Issuance of warrants                                -           -           -           -            -          364           364

 Accrual of dividends - preferred stock              -           -        (101)          -            -            -          (101)

 Conversion of redeemable preferred stock           15           -       2,439           -            -            -         2,439

 Foreign currency translation adjustment             -           -           -           -          253            -           253

 Net loss                                            -           -           -      (2,876)           -            -        (2,876)
                                             ---------  ----------  ----------  ----------  -----------  -----------    ----------

Balance at December 31, 1998                     8,443         168      83,728     (73,858)      (1,602)         556         8,992

 Exercise of Class A Redeemable Warrants           859          18       2,584           -            -          (39)        2,563

 Exercise of other stock warrants                   50           1         116           -            -          (42)           75

 Conversion of Debentures                           77           1         132           -            -            -           133

 Issuance of warrants to acquire technology          -           -           -           -            -          375           375

 Common stock issued to acquire technology         585          12         838           -            -            -           850

 Common stock issued as compensation               150           3         222           -            -            -           225

 Common stock issued to consultants                 66           1         187           -            -            -           188

 Expiration of unexercised warrants                  -           -          51           -            -          (51)            -

 Foreign currency translation adjustment             -           -           -           -         (737)           -          (737)

 Net loss                                            -           -           -      (1,090)           -            -        (1,090)

                                             ---------  ----------  ----------  ----------  -----------  -----------    ----------
Balance at December 31, 1999                    10,230         204      87,858     (74,948)      (2,339)         799        11,574

 Exercise of Class B Redeemable Warrants            99           1         493           -            -           (2)          492

 Conversion of Debentures                        2,901          58       4,682           -            -            -         4,740

 Exercise of stock options/warrants                684          15       2,197           -            -         (414)        1,798

 Exercise of underwriter's warrants                  -           -          (3)          -            -          249           246

 Foreign currency translation adjustment             -           -           -           -         (289)           -          (289)

 Net loss                                            -           -           -        (745)           -            -          (745)
                                             ---------  ----------  ----------  ----------  -----------  -----------    ----------

Balance at December 31, 2000                    13,914        $278     $95,227    ($75,693)     ($2,628)        $632       $17,816
                                             =========  =========== ==========  ==========  ===========  ===========    ==========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                                     BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                           For the Year Ended
                                                                                               December 31,
                                                                                    ----------------------------------
(in thousands)                                                                      2000           1999          1998
                                                                                    ----           ----          ----
Cash flows from operating activities:

 Net loss                                                                          ($745)        ($1,090)     ($2,876)

 Adjustments to reconcile net loss to

  net cash used in operating activities:

  Depreciation and amortization                                                      580             559          303

  Equity-based compensation expense                                                   69             225            -

  Non-cash costs of abandoned acquisitions                                             -               -          158

  Other non-cash items                                                               262             904          501

(Increase) decrease in assets and

   increase (decrease) in liabilities:

   Receivables                                                                    (1,385)         (1,495)        (599)

   Inventories                                                                    (1,003)             85         (412)

   Prepaid expenses and other current assets                                        (205)            504         (544)

   Other assets                                                                      (97)            109          (72)

   Accounts payable and accrued expenses                                            (171)            163          907

   Other liabilities                                                                  (5)            (27)          70
                                                                                  ------         -------       ------

   Net cash used in operating activities                                          (2,700)            (63)      (2,564)
                                                                                  ------         -------       ------

Cash flows from investing activities:

Acquisition of drug licenses and related costs                                    (5,560)         (1,775)      (1,559)

Additions to fixed assets                                                         (1,014)           (969)        (559)

Deferred income - sale of drug licenses                                            2,564               -            -

Receivables from related parties                                                    (440)              -            -

Proceeds from sale of investments                                                 17,193               -            -

Purchase of investments                                                          (15,171)         (1,893)           -

Capitalized acquisition costs                                                          -               -          448
                                                                                  ------         -------       ------
    Net cash used in investing activities                                         (2,428)         (4,637)      (1,670)
                                                                                  ------         -------       ------
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

                                     BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Concluded)

(in thousands)                                                                               For the Year Ended
                                                                                                  December 31,
                                                                                       -------------------------------
                                                                                        2000         1999        1998
                                                                                       -----        ------      ------
Cash flows from financing activities:
Proceeds from exercise of stock options/warrants                                       $2,843      $2,639           $8
Proceeds from borrowings                                                                5,009       1,418          946
Repayment of borrowings                                                                (2,279)     (1,533)        (946)
Payments on capital leases                                                                 (5)         (5)          (5)
                                                                                       ------      ------       ------

    Net cash provided by financing activities                                           5,568       2,519            3
                                                                                       ------      ------       ------

Effect of exchange rate changes on cash                                                  (46)        (100)        (183)
                                                                                       ------      ------       ------

Net increase (decrease) in cash and cash equivalents                                      394      (2,281)      (4,414)

Cash and cash equivalents at beginning of year                                          4,422        6,703       11,117
                                                                                        -----        -----       ------

Cash and cash equivalents at end of year                                               $4,816       $4,422       $6,703
                                                                                       ======       ======       ======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company paid cash during the year for (in thousands):

 Interest                                                                              $  486       $1,003        $ 972
                                                                                       ======       ======        =====
 Taxes                                                                                 $  897       $  980        $ 884
                                                                                       ======       ======        =====

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

The Company has issued or is obligated to issue Common Stock in exchange for services and the purchase of drug delivery technology as follows (in thousands):

 Shares                                                                                     8          801            -
                                                                                       ======       ======        =====
 Amount                                                                                $   69       $1,263        $   -
                                                                                       ======       ======        =====

During the year ended December 31, 2000,  7,254 of the Company's 12% Convertible  Debentures  with principal  amount of
$7,254,000,  net of discount of $1,585,000  (and  applicable  unamortized  debt issuance costs totaling  $929,000) were converted into approximately 2,901,000 shares of Common Stock.

During the year ended  December 31, 1999,  the Company  issued  Warrants to purchase  450,000 shares of Common Stock as partial  consideration  for the purchase of drug delivery  technology,  of which 50,000 were exercised  during the year ended December 31, 1999. During the year ended December 31, 1999, 193 of the Company's 12% Convertible  Debentures were converted into 77,200 shares of Common Stock.  The Company  recorded the  assignment of patents and technology  with an estimated value of $553,000 during the year ended December 31, 1999.

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

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--HISTORY AND OPERATIONS

Bentley Pharmaceuticals, Inc. and its Subsidiaries (the "Company") is a U.S.-based international pharmaceutical and drug delivery company specializing in the development of products based upon innovative and proprietary drug delivery systems. The Company also has a commercial presence in Europe, where it manufactures, markets and distributes branded and generic pharmaceutical products. The Company owns rights to certain U.S. and international patents and related technology covering methods to enhance the absorption of drugs delivered through biological tissues. The Company is developing this technology and is targeting U.S., European and other international markets for the new product applications. The Company is in negotiations with larger pharmaceutical companies with the objective of entering into collaborations for the development and marketing of various product applications, including: for the treatment of onychomycosis, delivery of insulin, hormone replacement therapies, vaccines and peptides. In Spain, the Company develops and registers late stage products, and manufactures, packages and distributes both its own and other companies' pharmaceutical products.

The strategic focus of the Company has shifted in response to the evolution of the global health care environment. The Company emphasizes product distribution in Spain, strategic alliances and product acquisitions. Its overall strategy has been expanded due to the 1999 acquisition of permeation enhancement technology, which will require limited development expenditures while providing a multitude of opportunities for strategic partnerships and/or alliances, which are anticipated to lead to milestone payments and royalty arrangements, with the strategic partners bearing the majority of development costs. Since this technology is based on a series of GRAS (Generally Recognized As Safe) compounds, products may be developed in a quicker and less costly fashion. The technology facilitates the permeation of drugs administered through skin, across mucosa or through the cornea in a variety of independent pharmaceutical formats. The excipient most advanced in facilitating absorption is referred to by the Company as CPE-215, although there are a number of other related compounds under the same patents that have equally impressive enhancing characteristics.

The Company anticipated the opportunities that the emerging generic drug market in Spain present and began taking measures over two years ago to enter the Spanish generic drug market. The Company created a wholly-owned subsidiary to register, market and distribute generic pharmaceutical products in Spain and began aligning its business model to be competitive in this arena, including hiring and training a new generic sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position the Company as a leader in the Spanish generic drug market. In July 2000, the Company also announced that it has entered into a strategic alliance with Teva Pharmaceutical Industries, Ltd., whereby the Company will initially receive licenses to more than 75 of Teva's products for registration and marketing in Spain. Teva will supply the bulk pharmaceutical products to the Company and the Company's Spanish subsidiaries, Laboratorios Belmac and Laboratorios Davur will market the products in Spain. Teva was also granted a right of first refusal to acquire Laboratorios Davur in the event that the Company decides to divest that subsidiary.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company has incurred net losses as well as negative operating cash flows for all periods presented. Management of the Company is confident that it has taken the appropriate steps, as discussed above, to align its strategic plan and business model to be competitive in the drug delivery market space and achieve profitability in the near future. Given the Company's current liquidity and cash balances and expectations with respect to the execution of its business model, management beieves that it has sufficient resources to fund operations for the year 2001 and into the year 2002. However, there can be no assurance that changes in the Company's research and development plans or other events affecting the Company's revenues or operating expenses will not result in the earlier depletion of the Company's funds.

The Company was organized under the laws of the State of Florida in February 1974 and operated as a Florida corporation until October 1999, when it changed its state of incorporation to Delaware by effecting a merger with and into Bentley Pharma, Inc., a Delaware corporation, which was a wholly-owned subsidiary of the Company. Bentley Pharma, Inc. was the surviving entity of the merger and its name was changed to Bentley Pharmaceuticals, Inc. The Company also adopted a certificate of incorporation and bylaws, which conform to Delaware law. The Company relocated its corporate headquarters from Tampa, Florida to North Hampton, New Hampshire in 1999.

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

MARKETABLE SECURITIES

The Company classified its marketable securities at December 31, 1999 as "available-for-sale" and, accordingly, reported such securities at aggregate fair value. Fair value was determined based on quoted market prices. Marketable securities at December 31, 1999 included $605,000 of Spanish government Treasury Bills, which matured in May 2000 and $1,288,000 of Federal Home Loan Mortgage Corporation Notes that matured in March 2000. The Company had no marketable securities at December 31, 2000.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ORIGINAL ISSUE DISCOUNT/DEBT ISSUANCE COSTS

Original issue discount related to the issuance of debt was amortized to interest expense using the effective interest method over the lives of the related debt. The costs related to the issuance of debt were capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and debt amounts. The carrying amounts of all financial instruments approximate their estimated fair values.

The fair value information presented herein is based on information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore the current estimates of fair value may differ significantly from the amounts presented herein.

STOCK-BASED COMPENSATION PLANS

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans.

REVENUE RECOGNITION

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occured and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains oral or written purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occured at the time of shipment. The Company provides its customers with a limited right of return. Revenue is recognized at shipment and a reserve for sales returns is recorded. The Company has demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48 based on significant historical experience.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities relating to the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements and tax returns.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is not presented as it is antidilutive. Stock options, stock warrants and convertible debentures are the only securities issued which would have been included in the diluted loss per share calculation. Common Stock Equivalents totaling 3,013,000, 3,025,000 and 3,861,000, representing the effect of potential exercises of options and warrants and the effect of potential conversion of Debentures into shares of Common Stock for each of the years ended December 31, 2000, 1999 and 1998, respectively, were not included in the computation of diluted loss per common share because the effect would have been antidilutive. Preferred stock dividends of approximately $101,000 have been included in the determination of loss per share during the year ended December 31, 1998.

COMPREHENSIVE LOSS

The difference between net loss as reported and comprehensive loss is the effect of foreign currency translation (losses) gains totaling approximately ($289,000), ($737,000) and $253,000 for years ended December 31, 2000, 1999 and
1998, respectively.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

SFAS  No.  131  "Disclosures   About  Segments  of  an  Enterprise  and  Related
Information" redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company operates in one business segment (see Note 12).

DERIVATIVE INSTRUMENTS AND HEDGING

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the Company's consolidated financial statements.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year's presentation format. Such reclassifications are not material to the consolidated financial statements.

NOTE 3--RECEIVABLES

Current receivables consist of the following (in thousands):

                                                                                              DECEMBER 31,
                                                                                              ------------
                                                                                          2000           1999
                                                                                          ----           ----
Trade receivables (of which $967 and $949, respectively, collateralize
short-term borrowings with Spanish financial institutions)                               $4,807         $3,815

Taxes receivable                                                                            214              -

Other                                                                                       184            215
                                                                                          -----          -----

                                                                                          5,205          4,030

Less-allowance for doubtful accounts                                                        (70)           (14)
                                                                                          -----          -----
                                                                                         $5,135         $4,016
                                                                                         ======         ======


Non-current receivables consist of the following (in thousands):

                                                                                              DECEMBER 31,
                                                                                              ------------
                                                                                          2000           1999
                                                                                          ----           ----

  Receivables from related parties                                                      $  463           $  -
                                                                                        ======           ====

The Company provided loans to each of Messrs. Murphy, Price and Gyurik, who are Executive Officers of the Company, in the amounts of $250,000, $50,000 and $140,000, respectively, in March 2000, which Messrs. Murphy, Price and Gyurik used to pay income taxes on equity-based compensation received in the prior year. The loans, which bear interest at 6.59% annually, mature in March 2003 and are secured by 28,000, 6,000 and 16,000 shares of the Company's Common Stock owned by Messrs. Murphy, Price and Gyurik, respectively. Accrued interest on such loans totals approximately $23,000 at December 31, 2000.

NOTE 4--INVENTORIES

Inventories consist of the following (in thousands):

                                                                                               DECEMBER 31,
                                                                                               ------------
                                                                                           2000             1999
                                                                                           ----             ----
Raw materials                                                                            $   692          $  436

Finished goods                                                                             1,196             599
                                                                                         -------          ------
                                                                                           1,888           1,035

Less-allowance for slow moving inventory                                                     (61)            (70)
                                                                                         -------          ------

                                                                                         $ 1,827          $  965
                                                                                         =======          ======
NOTE 5--FIXED ASSETS

Fixed assets consist of the following (in thousands):

                                                                                               DECEMBER 31,
                                                                                               ------------
                                                                                           2000             1999
                                                                                           ----             ----
Land                                                                                     $   830         $   893

Buildings                                                                                  2,607           2,789

Equipment                                                                                  1,843             955

Furniture and fixtures                                                                       610             584

Leasehold improvements                                                                        44              41

Equipment under capital lease                                                                 27              27
                                                                                         -------         -------
                                                                                           5,961           5,289

Less-accumulated depreciation                                                             (1,822)         (1,605)
                                                                                         -------         -------
                                                                                         $ 4,139         $ 3,684
                                                                                         =======         =======

Depreciation expense of approximately $72,000, $43,000 and $165,000 has been charged to operations as a component of Depreciation and amortization expense on the Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998, respectively. The Company has included depreciation totaling approximately $260,000, $203,000 and $221,000 in cost of sales during the years ended December 31, 2000, 1999 and 1998, respectively.

Net book value of equipment under capital lease was approximately $1,000 and $7,000 at December 31, 2000 and 1999, respectively.

NOTE 6--DRUG LICENSES AND RELATED COSTS, NET

Drug licenses and related costs consist of the following (in thousands):

                                                  DECEMBER 31,
                                                  ------------
                                            2000             1999
                                            ----             ----
Drug licenses and related costs           $12,269           $6,802

Less-accumulated amortization              (1,290)            (995)
                                          -------           ------
                                          $10,979           $5,807
                                          =======           ======

Subsequent to December 31, 2000, Laboratorios Belmac, S.A., a subsidiary of the Company, recognized the sale of the trademark, registration rights and dossier for its branded pharmaceutical product, Controlvas (R), to a third party for 950,000,000 Spanish pesetas (approximately $4,800,000), less the net product contribution generated by sales of the product from the date of the agreement (November 21, 2000) to the date that the transfer of title was completed and the gain on sale became recognizable in accordance with accounting principles generally accepted in the United States of America. The Company received a 50% deposit from the purchaser in November 2000, which has been reflected as Deferred income in the Consolidated Balance Sheets as of December 31, 2000.

The Company acquired the rights to market and manufacture in Spain, the product and trademark Codeisan (R) from Abello, a subsidiary of Merck & Co., Inc. during the year ended December 31, 2000 for 986,000,000 pesetas (approximately $5,200,000). The brand line consists of tablet and liquid presentations, which is marketed and promoted by the Laboratorios Belmac sales force. Also acquired in the transaction was the associated manufacturing equipment.

On February 11, 1999, the Company acquired rights to certain U.S. and international patents and related technology (the "Assets") covering methods to enhance the absorption of drugs delivered to biological tissues. Consideration for the Assets was paid to Yungtai Hsu, an individual, in the form of a cash payment of approximately $1.1 million, approximately 226,000 shares of Common Stock and ten-year warrants to purchase 450,000 shares of common stock. In addition, approximately 359,000 shares of Common Stock were conveyed to Conrex Pharmaceutical Corporation. The total of all consideration paid for the Assets were approximately $2,600,000.

Furthermore, terms of this transaction provide for certain royalty payments upon commercialization of products using the technologies.

Belmac Hygiene, Inc., a wholly owned subsidiary of the Company, entered into a 50/50 partnership in March 1994 with Maximed Corporation ("Maximed") to develop and market feminine health care products. Maximed contributed the hydrogel-based technology and the Company, through its subsidiary, was responsible for providing financing and funding of the partnership's activities. In December 1994, the Company commenced litigation against its partner and was awarded a judgment in the amount of $7.68 million in 1998, which was affirmed by the U.S. Court of Appeals. The Company attempted to collect the judgment, but was unable to obtain cash from its partner to satisfy the judgment. Consequently, the Company decided to seek assignment of the technology and related patents in an effort to satisfy the judgment. As a result, the technology and patents were assigned to the Company in October 1999 and the Company treated such assignment as a distribution from the partnership. The Company estimated the value of the patents and technology to be approximately $550,000 and recorded these assets as Drug Licenses and Related Costs, Net during the year ended December 31, 1999. The Company recorded no gain or loss as a result of this assignment. Management has determined that no reserve for impairment in value is necessary at December 31, 2000. The partnership is not currently engaged in business activities, nor does the Company anticipate that it will engage in any business activities in the future.

The Company purchased the product Senioral from Sanofi-Winthrop during the year ended December 31, 1998 for approximately $1,400,000. Senioral is a combination product useful in the treatment of congestive symptoms of the upper respiratory tract. The Company's Spanish subsidiary, Laboratorios Belmac S. A., had commenced marketing Senioral in October 1998.

Amortization expense for drug licenses and related costs was approximately $508,000, $516,000 and $138,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

NOTE 7--ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                                        DECEMBER 31,
                                                        ------------
                                                  2000              1999
                                                  ----              ----
Other accrued expenses                            $686              $745

Foreign income taxes payable                        13               169

Other foreign taxes payable                          -               268

Accrued payroll                                    269               356
                                                  ----              ----
                                                  $968            $1,538
                                                  ====            ======

NOTE 8--DEBT

Short-term borrowings consist of the following (in thousands):

                                                                                           DECEMBER 31,
                                                                                           ------------
                                                                                         2000        1999
                                                                                         ----        ----
Trade  receivables  discounted  (with a  Spanish  financial
institution),  with recourse, effective interest rate on the note
is 6.0% and 5.3%, respectively.                                                           $967       $949

Revolving lines of credit (with Spanish  financial  institutions),
average interest rate is 6.0% and 4.8%, respectively.                                    1,480          3
                                                                                        ------     ------
                                                                                        $2,447       $952
                                                                                        ======     ======

The weighted average stated interest rate on short-term borrowings outstanding at December 31, 2000 and 1999 was 6.0% and 5.3%, respectively.

The Company has revolving lines of credit with Spanish financial institutions, which lines total $5,954,000 at December 31, 2000. The lines are scheduled to mature on various dates through November 30, 2001 and are renewable. At December
31,  2000,  advances  outstanding  under the lines of credit were  approximately
$1,480,000. The weighted average interest rate at December 31, 2000 and 1999 was 6.0% and 4.8%, respectively, and interest is payable quarterly.

Long-term debt consists of the following (in thousands):

                                                                                                 DECEMBER 31,
                                                                                                 ------------
                                                                                              2000           1999
                                                                                              ----           ----
Debentures,  with original maturity of February 13, 2006,
converted into Common Stock in 2000, stated rate of
interest 12% (net of $1,432 discount at December 31, 1999)                                  $    -          $5,362

Long-term debt (with Spanish financial institutions), average interest
rate is 6.0%                                                                                 1,360               -

Capitalized lease obligations relating to equipment                                              1               5
                                                                                           -------         -------

                                                                                             1,361           5,367
Less-current portion                                                                          (738)         (5,367)
                                                                                           -------         -------
     Total long-term debt                                                                   $  623          $    -
                                                                                           =======         =======

Aggregate future principal payments of long-term debt total approximately $738,000, $450,000 and $173,000 for the years ending December 31, 2001, 2002 and
2003, respectively.

In February 1996, the Company completed a Public Offering of its securities, whereby an aggregate of 6,900 Units were sold at a price of $1,000 per Unit. Each Unit consisted of One Thousand Dollars ($1,000) Principal Amount 12% Convertible Senior Subordinated Debenture due February 13, 2006 and 1,000 Class A Redeemable Warrants, each to purchase one share of Common Stock and one Class B Redeemable Warrant. Two Class B Redeemable Warrants entitle a holder to purchase one share of Common Stock. Interest on the Debentures was payable quarterly until such Debentures were converted into shares of Common Stock.

On May 29, 1996, the Debentures and Class A Redeemable Warrants began trading separately. The characteristics of the Debentures and Class A Redeemable Warrants were consistent with their description as a component of the Units except that the expiration date of the Class A Warrants was extended to August
16, 1999. The expiration date of the underlying Class B Warrants was subsequently extended to August 16, 2001.

During the year ended December 31, 2000, holders of the Company's 12% Debentures, which were classified as current liabilities at December 31, 1999, converted all 7,254 of such Debentures, with a net carrying value of approximately $5,669,000, into approximately 2,901,000 shares of Common Stock. As of December 31, 2000, 1999 and 1998, there were $0, $6,794,000 and $6,987,000 principal amount of the 12% Convertible Debentures outstanding, respectively.

For financial reporting purposes, the $1,000 purchase price of each Unit was allocated as follows: $722 to the Debenture, $224 to the conversion discount feature of the Debenture and $54 to the 1,000 Class A Warrants. None of the Unit purchase price was allocated to the Class B Warrants. Such allocation was based upon the relative fair value of each security on the date of issuance. Such allocation resulted in recording a discount on the Debentures of approximately $1,900,000. The original issue discount and the costs related to the issuance of the Debentures was being amortized to interest expense using the effective interest method over the lives of the related Debentures until the date that such Debentures were converted into shares of Common Stock. The remaining unamortized original issue discount and related issuance costs were recorded as an offset to Additional Paid-in Capital at the time of conversion. The effective interest rate on the Debentures was 18.1%. As a result of the Company's decision in March 2000 to redeem the Debentures not converted into shares of Common Stock by the redemption date of April 12, 2000, such Debentures were classified as a current liability as of December 31, 1999.

NOTE 9--PREFERRED STOCK

The Company has 2,000,000 shares of $1.00 Preferred Stock available for issuance, however, as of December 31, 2000 and 1999, no shares of Preferred Stock are outstanding.

NOTE 10--STOCKHOLDERS' EQUITY

At December 31, 2000 the Company had the following Common Stock reserved for issuance under various plans and agreements (in thousands):

                                                      COMMON SHARES
                                                      -------------

For exercise of stock purchase warrants                    4,038

For exercise of stock options                              2,457

For other                                                     11
                                                         -------

                                                           6,506
                                                         =======

The Company has never paid any dividends on its Common Stock. The current policy of the Board of Directors is to retain earnings to finance the operation of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to the holders of the Common Stock in the foreseeable future.

STOCK PURCHASE WARRANTS

At December 31, 2000, stock purchase warrants to purchase an aggregate of approximately 4,038,000 shares of Common Stock were outstanding, which were exercisable at prices ranging from $1.50 to $20.00 per share, of which 400,000 warrants have an exercise price of $1.50 per share, 150,000 warrants have an exercise price of $2.50 per share, 460,000 warrants have an exercise price of $3.00 per share, approximately 3,008,000 warrants have an exercise price of $5.00 per share and 20,000 warrants have an exercise price of $20.00 per share. The warrants expire on various dates from August 2001 through December 2009.

During the year ended December 31, 2000, approximately 197,000 Class B Warrants were exercised to acquire approximately 99,000 shares of Common Stock. Approximately 670,000 of other stock purchase warrants were also exercised to acquire approximately 670,000 shares of Common Stock, and 460 Underwriter's Warrants were exercised to acquire 460 Debentures and 460,000 Underwriter A Warrants. The Company received net cash proceeds of approximately $2,808,000 from all such exercises during the year ended December 31, 2000.

During the year ended December 31, 1999, the Company issued stock purchase warrants to purchase an aggregate of 450,000 shares of the Company's Common Stock at $1.50 per share as partial consideration for the purchase of permeation enhancement technology (see Note 6), of which 50,000 were exercised during 1999. During the year ended December 31, 1999, the Company also issued Class B
Warrants to purchase 659,000 shares of Common Stock for $5.00 per share. In addition, approximately 859,000 Class A Warrants were exercised during the year ended December 31, 1999 to acquire approximately 859,000 shares of Common Stock and approximately 859,000 Class B Warrants, resulting in net cash proceeds to the Company of approximately $2,600,000. Warrants to purchase approximately 1,322,000 shares of Common

Stock (including approximately 1,252,000 Class A Warrants) expired unexercised during the year ended December 31, 1999.

During the year ended December 31, 1998, the Company issued stock purchase warrants to purchase an aggregate of 425,000 shares of the Company's Common Stock at $2.50 per share. During 1998, 5,000 Class B Warrants were exercised, resulting in the purchase of 2,500 shares of Common Stock. Warrants to purchase approximately 192,000 shares of Common Stock expired unexercised during the year ended December 31, 1998.

In addition, the Company has granted warrants in connection with private placements of its securities and as consideration for various services. These warrants have been granted for terms not exceeding ten years from the date of grant.

The table below summarizes warrant activity for the years ended December 31, 1998, 1999 and 2000.

                                                                    WEIGHTED
                                              NUMBER OF           AVERAGE PRICE
(in thousands except per share data)        COMMON SHARES          PER SHARE
                                            -------------          ----------
Outstanding at December 31, 1997                  5,697                 $ 4.39

 Granted                                            425                 $ 2.50

 Exercised                                           (2)                $ 3.00

 Canceled                                          (192)                $20.69
                                                 ------

 Outstanding at December 31, 1998                 5,928                 $ 3.84

 Granted                                          1,109                 $ 3.58

 Exercised                                         (909)                $ 2.92

 Canceled                                        (1,322)                $ 3.05
                                                 ------

 Outstanding at December 31, 1999                 4,806                 $ 4.17

  Exercised                                        (768)                $ 2.93
                                                 ------

Outstanding at December 31, 2000                  4,038                 $ 4.41
                                                 ======

COMMON STOCK TRANSACTIONS

During the year ended December 31, 2000, the Company issued approximately 99,000 shares of Common Stock as a result of the exercise of approximately 197,000 Class B Warrants, approximately 670,000 shares of Common Stock upon exercise of other stock purchase warrants, approximately 14,000 shares of Common Stock upon exercise of stock purchase options and approximately 2,901,000 shares of Common Stock upon conversion of 7,254 of the Company's 12% Convertible Debentures.

During the year ended December 31, 1999, the Company issued approximately 585,000 shares of Common Stock as partial consideration for the acquisition of permeation enhancement technology, approximately 859,000 shares of Common Stock as a result of the exercise of approximately 859,000 Class A Warrants, approximately 77,000 shares of Common Stock upon conversion of 193 of the Company's 12% Convertible Debentures, 150,000 shares of Common Stock as compensation in lieu of cash, 66,000 shares of Common Stock for consulting fees earned in 1996, 1997 and 1998 and 50,000 shares of Common Stock upon exercise of other stock purchase warrants.

During the year ended December 31, 1998, the Company issued approximately 15,500 shares of Common Stock as a result of the conversion of 60,000 shares of Redeemable Preferred Stock and issued 2,500 shares of Common Stock as a result of the exercise of 5,000 Class B Warrants.

STOCK OPTION PLANS

The Company has in effect Stock Option Plans (the "Plans"), pursuant to which directors, officers, and employees of the Company who contribute materially to the success of the Company are eligible to receive grants of options for the Company's Common Stock. Approximately 2,484,000 shares of Common Stock have been reserved for issuance under the Plans, of which approximately 957,000 are outstanding under the 1991 Plan and 1,500,000 are outstanding under the Executive Plan as of December 31, 2000. Options may be granted for terms not exceeding ten years from the date of grant except for stock options which are granted to persons owning more than 10% of the total combined voting power of all classes of stock of the Company. For these individuals, options may be granted for terms not exceeding five years from the date of grant. Options may not be granted at a price, which is less than 100% of the fair market value on the date the options are granted (110% in the case of persons owning more than 10% of the total combined voting power of the Company). Options to purchase 14,000 shares of Common Stock were exercised during the year ended December 31, 2000, resulting in net cash proceeds of approximately $35,000. No such options were exercised during the years ended December 31, 1999 or 1998.

Had the compensation cost for the Company's Plans been determined based on the fair value at the grant dates for awards under the Plans, consistent with the method described in SFAS 123, the Company's net loss and basic and diluted net loss per common share on a pro forma basis would have been (in thousands except per share data):


                                                                  FOR THE YEAR ENDED
                                                                      DECEMBER 31,
                                                    -----------------------------------------------
                                                    2000                 1999                  1998
                                                    ----                 ----                  ----
Net loss                                         ($3,299)              ($1,365)              ($3,067)
Basic and diluted net loss per common share       ($0.25)               ($0.15)               ($0.38)

The preceding pro forma results were calculated using the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 2000, 1999 and 1998, respectively: (1) risk-free interest rates of 6.6%, 5.8% and 5.4%, respectively; (2) dividend yields of 0.0%; (3) expected lives of 10 years; and (4) volatility of 126.9%, 90.0% and 85.3%, respectively. The weighted average fair value of options granted during the years ended
December  31,  2000,  1999 and 1998 was $4.48,  $2.62 and  $1.95,  respectively.
Results may vary depending on the assumptions applied within the model.

The table below summarizes activity in the Company's Plans for the years ended December 31, 1998, 1999 and 2000.

(in thousands except per share data)

                                                                          NUMBER OF           WEIGHTED AVERAGE
                                                                       COMMON SHARES           EXERCISE PRICE
                                                                       -------------           --------------
Outstanding at December 31, 1997                                           1,741                   $ 5.81

 Granted                                                                      98                     2.25
 Canceled                                                                    (16)                    3.20
                                                                          ------                   ------

Outstanding at December 31, 1998                                           1,823                     5.64

 Granted                                                                     105                     2.98
 Canceled                                                                     (1)                    2.75
                                                                          ------                   ------

 Outstanding at December 31, 1999                                          1,927                     5.50

  Granted                                                                    570                     7.56
  Exercised                                                                  (14)                    2.52
  Canceled                                                                   (26)                  113.96
                                                                          ------                   ------

Outstanding at December 31, 2000                                           2,457                   $ 4.87
                                                                          ======                   ======

The table below summarizes options outstanding and exercisable at December 31, 2000:

                                 OPTIONS OUTSTANDING                                      OPTIONS CURRENTLY EXERCISABLE
         -------------------------------------------------------------------             ------------------------------
                                                     WEIGHTED     WEIGHTED                                     WEIGHTED
         RANGE OF                NUMBER              AVERAGE      AVERAGE                 NUMBER               AVERAGE
         EXERCISE                  OF                EXERCISE    REMAINING                  OF                 EXERCISE
          PRICES                OPTIONS                PRICE    LIFE (YEARS)              OPTIONS                PRICE
          ------                -------                -----    ------------              -------                -----
      $ 1.50 -  2.89            644,355              $ 2.79           5.8                  644,355              $2.78
        3.00 -  3.75            707,500                3.61           5.6                  707,500               3.61
                4.73            500,001                4.73           5.3                  500,001               4.73
        5.88 -  6.38            160,000                5.91           9.0                        -                  -
        7.25 -  7.75            286,500                7.51           9.5                        -                  -
        8.00 - 10.75             98,000                9.29           9.5                        -                  -
       11.25 - 22.50             57,000               16.15           5.5                   32,000              19.53
               45.00              3,000               45.00           2.1                    3,000              45.00
              177.50              1,000              177.50           1.0                    1,000             177.50
        -------------         ---------               -----           ---                ---------             ------
        $ 1.50-177.50         2,457,356               $4.87           6.4                1,887,856             $ 4.05
        =============         =========               =====           ===                =========             ======

Options and warrants outstanding include approximately 4,038,000 warrants, all of which are exercisable, and approximately 2,457,000 options, of which approximately 1,888,000 are vested and exercisable at December 31, 2000. If all such warrants and options, which were exercisable on December 31, 2000, were exercised in accordance with existing terms, the Company would receive cash proceeds of approximately $25,446,000.

Options and warrants outstanding at December 31, 1999 included approximately 4,806,000 warrants, all of which were exercisable at December 31, 1999, and approximately 1,927,000 options, of which approximately 1,822,000 were vested and exercisable at December 31, 1999 at a weighted average execise price of $5.64.

401(K) RETIREMENT PLAN

The Company sponsors a 401(k) retirement plan (the "401(k) Plan") under which eligible employees may contribute, on a pre-tax basis, between 1% to 15% of their respective total annual income from the Company, subject to maximum aggregate annual contribution imposed by the Internal Revenue Code of 1986, as amended. All full-time employees who work for the Company in the U.S. are eligible to participate in the 401(k) Plan. All employee contributions are allocated to the employee's individual account and are invested in various investment options as directed by the employee. Cash contributions are fully vested and nonforfeitable. The Company made matching cash contributions to the 401(k) Plan for the 2000 fiscal year of approximately $2,500 and in the form of approximately 7,000 shares of the Company's Common Stock valued at approximately $57,000. Such shares of Common Stock are issuable as of December 31, 2000 and have been reflected in the Consolidated Balance Sheets as a non-current liability as of such date.

STOCKHOLDER RIGHTS PLAN

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

NOTE 11--PROVISION FOR INCOME TAXES

The components of the Company's deferred taxes are as follows (in thousands):

                                             December 31,
                                             ------------
                                           2000       1999
                                           ----       ----
Deferred tax assets:
    NOL carryforwards                    $12,651     $12,128
    Capital loss carryforwards            10,641      10,641
    Disposition of subsidiary              6,750       6,750
    Foreign tax on deferred income           851           -
    Tax credit carryforwards                 415         415
    Other, net                               428       1,456
                                          ------      ------

       Total deferred tax assets          31,736      31,390

Deferred tax liabilities                    (270)       (270)
Valuation allowance                      (30,615)    (31,120)
                                          ------      ------

Deferred tax asset, net                  $   851     $     -
                                          ------      ------

The Company has established a valuation allowance equal to the full amount of the domestic deferred tax asset, as future domestic operating profits cannot be assured. The Company has a current deferred tax asset of $851,000 and a non-current tax liability of $908,000 due to temporary differences arising as a result of the Company's Spanish subsidiary recording the gain on the sale of Controlvas (R) and the corresponding taxes for Spanish statutory purposes during the year ended December 31, 2000. The deferred tax asset is a result of taxes that related to deferred income and the tax liability results from taxes that will be payable in Spain beginning in 2004.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may have limited, or may limit in the future, the amount of net operating loss (the "NOL") carryforwards which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon the Company's value prior to an ownership change.

At December 31, 2000, the Company has NOL carryforwards of approximately $32,773,000 available to offset future U.S. taxable income. The Company calculates that its use of the NOL generated through December 31, 1997 may be limited to approximately $1,000,000 each year as a result of stock, option and warrant issuances resulting in an ownership change of more than 50% of the Company's outstanding equity. The NOL of approximately $3,200,000 generated during the tax year ended December 31, 1998 is available to offset future taxable income without limitation. Additionally, approximately $1,800,000 of the NOL generated in 1995 available to offset future U.S. taxable income will be limited to approximately $300,000 per year over the subsequent six years due to the change in tax year end during 1995. If not offset against future taxable income, the NOL carryforwards will expire in tax years 2007 through 2021.

Total income tax expense was $222,000 (all foreign) for the year ended December 31, 2000, which arose from current operations of the Company's foreign subsidiaries. This amount differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the increase in the valuation allowance established to offset domestic deferred tax assets and the Company's tax position in Spain. Total income tax expense was $781,000 (all foreign) for the year ended December 31, 1999, which arose from current operations of the Company's foreign subsidiaries. This amount differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the change in the valuation allowance established to offset domestic deferred tax assets and the Company's tax position in Spain. Total income tax expense (benefit) was ($280,000) (domestic) and $516,000 (foreign) for the year ended December 31, 1998. These amounts differ from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the increase in the valuation allowance established to offset domestic deferred tax assets and the Company's tax position in Spain.

The valuation allowance (decreased) increased by approximately ($505,000), $1,720,000 and $10,500,000 for each of the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 12--BUSINESS SEGMENT INFORMATION

The Company is a U.S.-based drug delivery company, specializing in the development of products based upon innovative and proprietary drug delivery systems. The Company also has a commercial presence in Europe. The Company's Spanish subsidiaries, Laboratorios Belmac S.A. and Laboratorios Davur S.L., manufacture, market and distribute branded and generic pharmaceutical products from Spain. In the U.S., the Company's activities consist primarily of limited product research and development, corporate management, and administration.

Laboratorios Belmac derives its revenues from the sales of its own products as well as from product manufacturing for others, within four primary therapeutic categories of cardiovascular, gastrointestinal, neurological and infectious diseases. Until December 1998, the Company's operations in the United States included sales of disposable linen products. The Company discontinued such activities in December 1998 in order to focus on acquisition and development of permeation enhancement technology and potential product applications, in addition to other corporate office functions, including management, administration and raising of capital.

Set forth in the tables below is certain financial information with respect to the Company's operating segments for the years ended December 31, 2000, 1999 and 1998. The operating segments use the same accounting policies as those described in the summary of significant accounting policies in Note 2.

                                                                               (in thousands)
                                                                          YEAR ENDED DECEMBER 31, 2000
                                                           ----------------------------------------------------
                                                                              CORPORATE/
                                                                            CONSOLIDATION/
                                                           SPAIN              ELIMINATION          CONSOLIDATED
                                                           -----              -----------          ------------
Net sales                                                 $18,487                     $130            $18,617
Interest income                                                16                      331                347
Interest expense                                              205                      234                439
Depreciation and amortization expense                         235                      345                580
Income (loss) before income taxes                           2,603                   (3,126)              (523)
Income tax expense                                            222                        -                222
Net income (loss)                                           2,381                   (3,126)              (745)
Fixed assets                                                3,959                      180              4,139
Drug licenses                                               7,135                    3,844             10,979
Total assets                                               19,896                    8,981             28,877
Total liabilities                                          10,567                      494             11,061
Expenditures for drug licenses/delivery
 technology                                                 5,518                       42              5,560
Expenditures for fixed assets                                 957                       57              1,014


                                                                               (in thousands)
                                                                          YEAR ENDED DECEMBER 31, 1999
                                                           ----------------------------------------------------
                                                                              CORPORATE/
                                                                            CONSOLIDATION/
                                                           SPAIN              ELIMINATION          CONSOLIDATED
                                                           -----              -----------          ------------

Net sales                                                 $20,249                     $  -            $20,249
Interest income                                                 -                      244                244
Interest expense                                              147                    1,021              1,168
Depreciation and amortization expense                         289                      270                559
Income (loss) before income taxes                           1,686                   (1,995)              (309)
Income tax expense                                            781                        -                781
Net income (loss)                                             905                   (1,995)            (1,090)
Fixed assets                                                3,512                      172              3,684
Drug licenses                                               1,709                    4,098              5,807
Total assets                                               11,739                   10,498             22,237
Total liabilities                                           4,499                    6,164             10,663
Expenditures for drug licenses/delivery
 technology                                                   440                    1,335              1,775
Expenditures for fixed assets                                 799                      170                969


                                                                               (in thousands)
                                                                          YEAR ENDED DECEMBER 31, 1998
                                                           ----------------------------------------------------
                                                                              CORPORATE/
                                                                            CONSOLIDATION/
                                                           SPAIN              ELIMINATION          CONSOLIDATED
                                                           -----              -----------          ------------

Net sales                                                 $15,148                     $95             $15,243
Interest income                                                 -                     499                 499
Interest expense                                              105                     971               1,076
Depreciation and amortization expense                         250                      53                 303
Non-recurring charge                                            -                   1,176               1,176
Income (loss) before income taxes                           1,410                  (4,050)             (2,640)
Income tax expense (benefit)                                  516                    (280)                236
Net income (loss)                                             894                  (3,770)             (2,876)
Fixed assets                                                3,515                      36               3,551
Drug licenses                                               2,433                       -               2,433
Total assets                                               11,777                   8,541              20,318
Total liabilities                                           7,809                   3,517              11,326
Expenditures for drug licenses                                141                   1,418               1,559
Expenditures for fixed assets                                 548                      11                 559

Interest income and interest expense are based upon the actual results of each operating segment's assets and borrowings. The consolidation/elimination column includes the elimination of all inter-segment amounts as well as corporate segment amounts. The principal component of the inter-segment amounts related to inter-segment advances.

Revenues from one customer exceeded 10% of consolidated net sales during the year ended December 31, 2000, accounting for 14% of 2000 consolidated net sales. Revenues from two customers exceeded 10% of consolidated net sales during the year ended December 31, 1999, each accounting for 13% of 1999 consolidated net sales, and revenues from a single customer exceeded 10% of consolidated net sales during the year ended December 31, 1998, accounting for 12% of 1998 consolidated net sales.

NOTE 13--COMMITMENTS AND CONTINGENCIES

The Company was awarded a judgment of approximately $2,130,000 during the year ended December 31, 1998, relating to the Company's claims of civil theft and breach of employment agreement filed against its former President and Chief Executive Officer, Michael M. Harshbarger, in 1993. The judgment included treble damages totaling $418,000 related to its civil theft claim and $1,712,000 related to its breach of employment agreement claim. In addition to establishing a receivable on its books, the Company has established a reserve equal to the receivable. Harshbarger filed a Motion for Relief From Judgment in September 1999, alleging among other things that he was not provided notice of the August 24, 1998 jury trial. Discovery is ongoing and a hearing is expected to be held to determine the merits of

Harshbarger's claims. In the opinion of management, the outcome is expected to have no adverse material effect on the consolidated financial position or results of operations of the Company.

The Company is obligated to pay certain royalty payments upon commercialization of products using technologies acquired in a transaction, which it consummated during the year ended December 31, 1999 (see Note 6).

The Company has entered into various employment agreements with its executive officers, which agreements provide for salaries, potential bonuses and other benefits in exchange for services provided by the executive officers. The employment agreements also provide for certain compensation in the event of termination or change in control of the Company. Such agreements, which are renewable, are scheduled to expire on various dates through December 31, 2003.

The Company leases certain equipment and facilities under noncancellable operating leases, which expire through the year 2006. Total charges to operations under operating leases were approximately $557,000, $442,000 and $487,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum lease payments under operating leases are as follows (in thousands):

                                          YEAR ENDING DECEMBER 31,
                                        --------------------------
                                        2001                  $647
                                        2002                   660
                                        2003                   685
                                        2004                   666
                                        2005 and beyond        789


NOTE 14--COSTS OF ABANDONED ACQUISITIONS

During 1998, the Company negotiated to acquire a manufacturing facility in the United States, along with a portfolio of products. The Company decided to abandon this effort in May 1998 and, consequently, recorded a charge of $1,176,000 (including $158,000 of non-cash items) in the second quarter of 1998, representing costs of abandoned acquisitions. Of this amount, $448,000 was paid during the year ended December 31, 1997.

NOTE 15--SUBSEQUENT EVENT

On January 22, 2001, the Company settled a legal dispute, by paying $140,000 to Creative Technologies, Inc. and Creative Technologies, Inc. agreed to the dismissal of the related suit with prejudice. Creative Technologies had asserted that it was due a brokerage or finder's fee with respect to the Company's 1999 acquisition of permeation enhancement technology (see Note 6). The Company has included the accrual for the $140,000 charge in the Consolidated Balance Sheets as of December 31, 2000 and has included the $140,000 charge and related legal costs of approximately $55,000 in operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2000.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Bentley Pharmaceuticals, Inc.
North Hampton, New Hampshire

We have audited the consolidated financial statements of Bentley Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated March 16, 2001; such consolidated financial statements and report are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 16, 2001

                                                    BENTLEY PHARMACEUTICALS, INC.

                                                             SCHEDULE II

                                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               Column A                   Column B             Column C                  Column D          Column E
            -------------------      ----------------  --------------------------    ---------------    --------------
                                                              Additions
                                                       -------------------------
                                        Balance at     Charged to       Charged to
                                       beginning of     costs and     other accounts-    Deductions-    Balance at
            Description                   period        expenses       describe (a)       describe     end of period
            -----------                   ------        --------       ------------       --------     -------------
Accumulated amortization - drug
licenses and related costs:
For the year ended December 31, 2000        $995,000    $508,000        ($115,000)       ($98,000)(b)    $1,290,000

For the year ended December 31, 1999         711,000     516,000         (232,000)              -           995,000

For the year ended December 31, 1998         528,000     138,000           45,000               -           711,000


Reserve for inventory obsolescence:

For the year ended December 31, 2000         $70,000           -          ($5,000)        ($4,000)(c)       $61,000

For the year ended December 31, 1999         108,000           -          (11,000)        (27,000)(c)        70,000

For the year ended December 31, 1998         125,000           -            7,000         (24,000)(c)       108,000


Allowances for sales returns:

For the year ended December 31, 2000               -     $56,000                -               -           $56,000


- -------------------
(a)      Effect of exchange rate fluctuations.
(b)      Represents sale of drug licenses.
(c)      Represents disposition of inventory which has been fully reserved.

                                  EXHIBIT INDEX

                  (3)      Exhibits filed as part of this report:
Exhibit
Number                                    Description
- --------          --------------------------------------------------------------
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

4.3 Form of Warrant Agreement, including form of Class A and Class B Warrant. (Reference is made to Exhibit 4.29 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

4.4               Form of  Underwriter  Warrant.  (Reference  is made to Exhibit
                  4.30 to the Registrant's Registration Statement on Form S-1, Commission File No. 33-65125, which exhibit is incorporated herein by reference.)

Exhibit
Number                                    Description
- --------          --------------------------------------------------------------

4.5 Registration Rights Agreement between the Registrant and Yungtai Hsu ("Hsu"), dated February 11, 1999. (Reference is made to exhibit 7.3 to the Registrant's Form 8-K filed February 26, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.6 Warrant issued by the Registrant for the benefit of Hsu, dated February 11, 1999. (Reference is made to exhibit 7.4 to the Registrant's Form 8-K filed February 26, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.7 Registration Rights Agreement between the Registrant and Conrex Pharmaceutical Corporation ("Conrex"), dated February 11, 1999. (Reference is made to exhibit 7.6 to the Registrant's Form 8-K filed February 26, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.1 Employment Agreement dated as of July 1, 1998 between the Registrant and James R. Murphy. (Reference is made to exhibit
                  10.1 to the Registrant's Form 10-K dated December 31, 1998, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.2 Employment Agreement dated as of August 31, 1998 between the Registrant and Robert M. Stote, M.D. (Reference is made to
                  Exhibit 10.2 to the Registrant's Form 10-K dated December 31, 1998, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.3 Employment Agreement dated as of July 1, 1998 between the Registrant and Michael D. Price. (Reference is made to Exhibit
                  10.3 to the Registrant's Form 10-K dated December 31, 1998, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.4 Employment Agreement dated as of March 9, 1999 between the Registrant and Robert J. Gyurik. (Reference is made to Exhibit
                  10.4 to the Registrant's Form 10-K dated December 31, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.5 Employment Agreement dated as of August 14, 2000 between the Registrant and Jordan A. Horvath. (Reference is made to
                  Exhibit 10.1 to the Registrant's Form 10-Q dated September 30, 2000, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.6 Agreement between the Registrant and Hsu dated February 1, 1999, effective as of December 31, 1998. (Reference is made to
                  Exhibit 7.1 to the Registrant's Form 8-K filed February 26, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

Exhibit
Number                                    Description
- --------          --------------------------------------------------------------

10.7 Agreement between the Registrant and Fabrica De Productos Quimicos Y Farmaceuticos Abello, S.A. relating to the Registrant's acquisition of the Codeisan Health Registration in Spain, along with the related trademark, inventory and production equipment. (Reference is made to Exhibit 10.2 to the Registrant's Form 10-Q dated September 30, 2000, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.8              Purchase and Sale Agreement between Laboratorios Belmac, S.A.
                  and the Purchaser dated November 21, 2000 relating to the sale of the registration rights and dossier of the product Controlvas (in summary translation from Spanish)** (Reference is made to Exhibit 2.1 to the Registrant's Form 8-K filed March 2, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.9              Purchase and Sale Agreement between  Laboratorios Belmac, S.A.
                  and the Purchaser dated November 21, 2000 relating to the sale of the trademark to the product Controlvas (in summary translation from Spanish).** (Reference is made to Exhibit 2.2 to the Registrant's Form 8-K filed March 2, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

21.1*             Subsidiaries of the Registrant.

23.1*             Consent of Deloitte & Touche LLP.


   (b) Reports on Form 8-K filed during the fiscal quarter ended December 31, 2000:

                           None.

                  Subsequent to December 31, 2000, the Registrant filed the following Report on Form 8-K:

                  Report on Form 8-K filed March 2, 2001 whereby the Registrant announced the sale of the trademark, registration rights and dossier for its branded pharmaceutical product, Controlvas(R), (generic name:enalapril) to a third party**. (Items 2 and 7).

- ---------------
*                 Filed herewith.

** Confidential Treatment has been requested with respect to the identity of the Purchaser. The complete document has been submitted confidentially to the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BENTLEY PHARMACEUTICALS, INC.

                                          By: /s/ James R. Murphy
                                             -----------------------------------
                                             James R. Murphy
                                             Chairman, President and
                                             Chief Executive Officer
                                             Date:  March 27, 2001

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

Signature                                   Title                                        Date
- ---------                                   -----                                        ----

/s/ James R. Murphy                         Chairman, President,                         March 27, 2001
- ------------------------------------        Chief Executive Officer
James R. Murphy                             and Director (principal
                                            executive officer)

/s/Michael McGovern                         Vice Chairman and Director                   March 27, 2001
- ------------------------------------
Michael McGovern

/s/ Robert M. Stote                         Senior Vice President,                       March 27, 2001
- ------------------------------------        Chief Science Officer and
Robert M. Stote, M.D.                       Director


/s/ Michael D. Price                        Vice-President,                              March 27, 2001
- ------------------------------------        Chief Financial Officer,
Michael D. Price                            Treasurer, Secretary and
                                            Director (principal
                                            financial and accounting officer)

/s/Robert J. Gyurik                         Vice President of                            March 27, 2001
- ------------------------------------        Pharmaceutical Development
Robert J. Gyurik                            and Director


/s/Charles L. Bolling                       Director                                     March 27, 2001
- ------------------------------------
Charles L. Bolling

/s/Russell Cleveland                        Director                                     March 27, 2001
- ------------------------------------
Russell Cleveland

/s/Miguel Fernandez                         Director                                     March 27, 2001
- ------------------------------------
Miguel Fernandez

/s/William A. Packer                        Director                                     March 27, 2001
- -----------------------------
William A. Packer