Form 10-Q
period 2001-03-31
BENTLEY PHARMACEUTICALS INC
filed 2001-05-09
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to______________________

Commission File Number  1-10581
                       --------

                          BENTLEY PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     No. 59-1513162
-------------------------------                --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

              65 Lafayette Road, 3rd Floor, North Hampton, NH 03862

                (Current Address of Principal Executive Offices)

Registrant's telephone number, including area code:       (603) 964-8006
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

The number of shares of the registrant's common stock outstanding as of May 8, 2001 was 13,918,325.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

Part I.     FINANCIAL INFORMATION                                                           PAGE
            ---------------------                                                           ----
            Item 1.  Consolidated Financial Statements:

                     Consolidated Balance Sheets as of March 31, 2001 (unaudited)
                     and December 31, 2000                                                     3

                     Consolidated Statements of Operations and of Comprehensive
                     Income (Loss)(unaudited) for the three months ended March 31,
                     2001 and 2000                                                             4

                     Consolidated Statement of Changes in Stockholders' Equity
                     (unaudited) for the three months ended March 31, 2001                     5

                     Consolidated Statements of Cash Flows (unaudited) for the
                     three months ended March 31, 2001 and 2000                                6

                     Notes to Consolidated Financial Statements (unaudited)                    8


            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                      13


Part II.    OTHER INFORMATION
            -----------------

            Item 1. Legal Proceedings                                                         21

            Item 6.  Exhibits and Reports on Form 8-K                                         21

                                       BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS

                                                                                 (UNAUDITED)
(IN THOUSANDS)                                                                     MARCH 31,                 DECEMBER 31,
                                                                                     2001                        2000
                                                                                     ----                        ----
ASSETS
------
Current assets:
 Cash and cash equivalents                                                              $5,160                    $4,816
 Receivables, net                                                                        5,273                     5,135
 Inventories, net                                                                        1,774                     1,827
 Deferred taxes                                                                              -                       851
 Prepaid expenses and other                                                                427                       475
                                                                                        ------                    ------
  Total current assets                                                                  12,634                    13,104
                                                                                        ------                    ------
 Non-current assets:
  Fixed assets, net                                                                      4,103                     4,139
  Drug licenses and related costs, net                                                  10,338                    10,979
  Receivables from related parties                                                         470                       463
  Other non-current assets, net                                                            215                       192
                                                                                        ------                    ------
   Total non-current assets                                                             15,126                    15,773
                                                                                        ------                    ------
                                                                                       $27,760                   $28,877
                                                                                       =======                   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                                      $2,681                    $2,645
  Accrued expenses                                                                       1,338                       968
  Short-term borrowings                                                                  1,319                     2,447
  Current portion of long-term debt                                                        543                       738
  Deferred income - sale of drug license                                                     -                     2,564
                                                                                        ------                    ------
    Total current liabilities                                                            5,881                     9,362
                                                                                        ------                    ------
Non-current liabilities:
   Long-term debt                                                                          326                       623
   Taxes payable                                                                         1,821                       908
   Other non-current liabilities                                                           231                       168
                                                                                        ------                    ------
     Total non-current liabilities                                                       2,378                     1,699
                                                                                        ------                    ------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value, authorized 2,000
   shares, issued and outstanding, zero shares                                               -                         -
 Common stock, $.02 par value, authorized 35,000 shares,
   issued and outstanding, 13,918 and 13,914 shares                                        278                       278
 Stock purchase warrants (to purchase 4,034 and 4,038
   shares of common stock)                                                                 632                       632
 Additional paid-in capital                                                             95,248                    95,227
 Accumulated deficit                                                                   (73,051)                  (75,693)
 Accumulated other comprehensive loss                                                   (3,606)                   (2,628)
                                                                                        ------                    ------
 Total stockholders' equity                                                             19,501                    17,816
                                                                                        ------                    ------
                                                                                       $27,760                   $28,877
                                                                                       =======                   =======

 The accompanying unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                       BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                             AND OF COMPREHENSIVE INCOME (LOSS)
                                                         (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                  For the Three Months Ended March 31,
                                                                                       ------------------------------------
                                                                                        2001                         2000
                                                                                        ----                         ----

Net sales                                                                             $5,814                       $5,085
Cost of sales                                                                          2,449                        1,958
                                                                                      ------                       ------

Gross profit                                                                           3,365                        3,127
                                                                                      ------                       ------

Operating expenses:

 Selling, general and administrative                                                   3,070                        2,438
 Research and development                                                                421                           77
 Depreciation and amortization                                                           239                          144
                                                                                      ------                       ------

  Total operating expenses                                                             3,730                        2,659
                                                                                      ------                       ------

Gain on sale of drug license                                                           4,977                            -
                                                                                      ------                       ------

Income from operations                                                                 4,612                          468
                                                                                      ------                       ------

Other income (expenses):

 Interest income                                                                          58                           92
 Interest expense                                                                        (71)                        (266)
 Other income (expense), net                                                               2                            -
                                                                                      ------                       ------

Income before income taxes                                                             4,601                          294

Provision for foreign income taxes                                                     1,959                          253
                                                                                      ------                       ------

Net income                                                                            $2,642                       $   41
                                                                                      ======                       ======


Basic net income per common share                                                      $0.19                        $0.00
                                                                                      ======                       ======

Diluted net income per common share                                                    $0.17                        $0.00
                                                                                      ======                       ======

Weighted average common shares outstanding                                            13,915                       10,783
                                                                                      ======                       ======

Net income                                                                            $2,642                          $41
Other comprehensive income (loss):
  Foreign currency translation losses                                                    978                          364
                                                                                      ------                       ------

Comprehensive income (loss)                                                           $1,664                        ($323)
                                                                                      ======                       ======

  The accompanying unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                           BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)
(IN THOUSANDS)

                                                  $.02 Par Value
                                                  Common Stock        Additional   Accumu-    Accumulated     Other
                                                  ------------         Paid-In      lated     Other Compre-   Equity
                                               Shares       Amount     Capital     Deficit    hensive Loss  Transactions    Total
                                               ------       ------     -------     -------    ------------  ------------    -----
Balance at December 31, 2000                    13,914       $278      $95,227    ($75,693)    ($2,628)         $632      $17,816

Exercise of Class B Redeemable Warrants              4          -           21           -            -            -           21

Foreign currency translation adjustment              -          -            -           -        (978)            -         (978)

Net income                                           -          -            -       2,642           -             -        2,642
                                               -------    -------      -------     -------     -------       -------      -------

Balance at March 31, 2001                       13,918       $278      $95,248    ($73,051)    ($3,606)         $632      $19,501
                                               =======    =======      =======     =======      ======       =======      =======

      The accompanying unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          For the Three Months
                                                                                                             Ended March 31,
                                                                                                             ---------------
(IN THOUSANDS)                                                                                              2001           2000
                                                                                                            ----           ----
Cash flows from operating activities:
 Net income                                                                                               $2,642           $41

 Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:

    Depreciation and amortization                                                                            239           144

    Equity-based compensation expense                                                                        104            29

    Other non-cash items                                                                                     118          (112)

    Deferred income and taxes                                                                               (820)            -

      (Increase) decrease in assets and increase (decrease) in liabilities:

        Receivables                                                                                         (391)         (212)

        Inventories                                                                                          (54)         (719)

        Prepaid expenses and other current assets                                                             24          (171)

        Other assets                                                                                         (35)          (81)

        Accounts payable and accrued expenses                                                                731           523

        Other liabilities                                                                                    (41)            2
                                                                                                            ----          ----
          Net cash provided by (used in) operating activities                                              2,517          (556)
                                                                                                           -----          ----

Cash flows from investing activities:

 Additions to fixed assets                                                                                  (297)         (169)

 Proceeds from sale of investments                                                                        10,200         3,838

 Purchase of investments                                                                                 (10,162)       (2,515)

 Additions to drug licenses and related costs                                                                  -          (554)

 Receivables from related parties                                                                              -          (440)
                                                                                                           -----          ----
          Net cash (used in) provided by investing activities                                               (259)          160
                                                                                                            ----          ----
                                               (Continued on following page)

  The accompanying unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.



                                        BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                                          (UNAUDITED)

(IN THOUSANDS)
                                                                                                        For the Three Months
                                                                                                          Ended March 31,
                                                                                                          ---------------
                                                                                                         2001          2000
                                                                                                         ----          ----
Cash flows from financing activities:

 Repayment of borrowings                                                                               ($1,873)        ($557)

 Proceeds from borrowings                                                                                    -           690

 Proceeds from exercise of stock options/warrants                                                           21         2,002
                                                                                                        ------        ------
         Net cash (used in) provided by financing activities                                            (1,852)        2,135
                                                                                                        ------        ------

Effect of exchange rate changes on cash                                                                    (62)          (30)
                                                                                                        ------        ------
Net increase in cash and cash equivalents                                                                  344         1,709

Cash and cash equivalents at beginning of period                                                         4,816         4,422
                                                                                                        ------        ------

Cash and cash equivalents at end of period                                                              $5,160        $6,131
                                                                                                        ======        ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The Registrant paid cash during the period for (IN THOUSANDS):

 Interest                                                                                                  $70          $238
                                                                                                        ======        ======
 Income taxes                                                                                              $ -           $ -
                                                                                                        ======        ======

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
The Registrant has issued or is obligated to issue Common Stock in exchange for services as follows (IN THOUSANDS):

 Number of shares                                                                                           20             3
                                                                                                        ======        ======
 Amount                                                                                                   $104           $29
                                                                                                        ======        ======
During the three months ended March 31, 2000, 4,878 Debentures with principal amount of $4,878,000, net of discount of $1,085,000 (and applicable unamortized debt issuance costs totaling $608,000) were converted into approximately
1,951,000 shares of Common Stock.

The accompanying unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

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

The Company began taking measures over two years ago to enter the Spanish generic drug market. The Company created a wholly-owned subsidiary to register, market and distribute generic pharmaceutical products in Spain and began aligning its business model to be competitive in this arena. In July 2000, the Company also announced that it has entered into a strategic alliance with Teva Pharmaceutical Industries, Ltd., whereby the Company will initially receive licenses to more than 75 of Teva's products for registration and marketing in Spain. Teva will supply the pharmaceutical products to the Company and the Company's Spanish subsidiaries, Laboratorios Belmac and Laboratorios Davur will market the products in Spain. Teva was also granted a right of first refusal to acquire Laboratorios Davur in the event that the Company decides to divest that subsidiary.

BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial statements of the Company, at March 31, 2001 and 2000 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States of America have been condensed or omitted in so far as such information was disclosed in the Company's consolidated financial statements for the year ended December 31, 2000. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

In the opinion of management, the accompanying unaudited consolidated financial statements for the period ended March 31, 2001 and 2000 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2000 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 should not be considered indicative of the results to be expected for the year.

CASH AND CASH EQUIVALENTS:

Included in cash and cash equivalents at March 31, 2001 are approximately $3,858,000 of short-term investments considered to be cash equivalents.

INVENTORIES:

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method and are comprised of the following (in thousands):

                                             March 31, 2001   December 31, 2000
                                             --------------   -----------------
Raw materials                                      $722               $692
Finished goods                                    1,108              1,196
                                                  -----              -----
                                                  1,830              1,888
Less allowance for slow moving inventory            (56)               (61)
                                                  -----              -----
                                                 $1,774             $1,827
                                                 ======             ======

SALE OF CONTROLVAS(R):

Laboratorios Belmac, S.A., a subsidiary of the Company, sold the trademark, registration rights and dossier for its branded pharmaceutical product, Controlvas(R), for approximately $5,148,000 during the quarter ended March 31, 2001. The Company entered into an agreement to sell Controlvas(R) and received a 50% deposit from the purchaser in November 2000, which was reflected as Deferred income in the Consolidated Balance Sheet as of December 31, 2000. The resulting gain of approximately $4,977,000 has been recognized in the Consolidated Statement of Operations for the quarter ended March 31, 2001.

STOCKHOLDERS' EQUITY:

As a result of the continuing uncertainties in the stock markets and unfavorable capital market conditions, on March 30, 2001, the Company's board of directors extended the expiration date of all of the Company's outstanding Class B Warrants from August 14, 2001 to December 31, 2002. Two Class B Warrants, together, entitle the holder to purchase one share of the Company's Common Stock at a price of $5.00 per share. These Class B Warrants were included as a component of a Unit offering in February 1996. This extension was considered to be a modification of the terms of the 1996 offering; however, because such warrants were investor warrants and could only be settled in cash, there was no impact on the Company's consolidated financial statements as a result of the modification.

PROVISION FOR INCOME TAXES:

The Company recorded a provision for foreign income taxes totaling $1,959,000 for the three months ended March 31, 2001 as a result of reporting taxable income for tax purposes in Spain, including the capital gains tax arising from the sale of Controlvas(R). This amount differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income primarily as a result of the change in the valuation allowance to offset domestic deferred tax assets and certain nondeductible expenses in Spain.

BASIC AND DILUTED INCOME PER COMMON SHARE:

Basic and diluted net income per common share is presented in accordance with SFAS No. 128, "Earnings per Share".

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during each period. Diluted income per common share is also presented for the three months ended March 31, 2001 and 2000. The effect of the Company's outstanding stock options and stock purchase warrants were considered in the diluted income per share calculations.

The following is reconciliation between basic and diluted net income per common share for the three months ended March 31, 2001 and 2000. Dilutive securities issuable for the quarter ended March 31, 2001 include approximately 515,000 shares issuable as a result of Class B Warrants and approximately 1,452,000 shares issuable as a result of various stock options and warrants outstanding. Dilutive securities issuable for the quarter ended March 31, 2000 include approximately 1,227,000 shares issuable as a result of Class B Warrants and approximately 2,090,000 shares issuable as a result of various stock options and warrants outstanding.

                                       (in thousands, except per share data)

For the Quarter Ended March 31, 2001:
                                                         Effect of
                                            Basic        Dilutive      Diluted
                                             EPS        Securities       EPS
                                          --------      ----------   ---------
Net Income                                $ 2,642            ---      $ 2,642
Number of Common Shares                    13,915          1,967       15,882
Net Income Per Common Share               $   .19          ($.02)     $   .17


For the Quarter Ended March 31, 2000:
                                                         Effect of
                                            Basic        Dilutive      Diluted
                                             EPS        Securities       EPS
                                          --------      ----------   ---------
Net Income                                $    41           ---       $     41
Number of Common Shares                    10,783         3,317         14,100
Net Income Per Common Share               $   .00           ---       $    .00


NEW ACCOUNTING PRONOUNCEMENTS:

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of SFAS No. 133 did not have any impact on the Company's consolidated financial statements.

COMMITMENTS AND CONTINGENCIES:

On January 22, 2001, the Company settled a legal dispute, by paying $140,000 to Creative Technologies, Inc. and Creative Technologies, Inc. agreed to the dismissal of the related suit with prejudice. Creative Technologies had asserted that it was due a brokerage or finder's fee with respect to the Company's 1999 acquisition of permeation enhancement technology. The Company included the accrual for the $140,000 charge in the Consolidated Balance Sheet as of December 31, 2000 and included the $140,000 charge and related legal costs of approximately $55,000 in operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2000.

RECLASSIFICATIONS:

Certain prior period amounts have been reclassified to conform with the current year's presentation format. Such reclassifications are not material to the consolidated financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
----------------------

Three Months Ended March 31, 2001 versus Three Months Ended March 31, 2000
--------------------------------------------------------------------------

The Company reported net sales of $5,814,000 and recognized a gain of $4,977,000 from the sale of its Controlvas(R) drug license, the combined result of which resulted in net income of $2,642,000 or $.19 per basic common share ($.17 per diluted common share) for the three months ended March 31, 2001 compared to net sales of $5,085,000 and net income of $41,000 or $.00 per basic and diluted common share for the same period in the prior year.

The Company's Spanish subsidiaries, Laboratorios Belmac S.A. and Laboratorios Davur S.L. reported an increase in net sales of 22% in local currency for the three months ended March 31, 2001 compared to the same period of the prior year; however, a 6% decline in the value of the Spanish Peseta and related Euro negatively impacted net sales by $413,000, resulting in net sales generated in Spain of $5,814,000, or an increase of 14% over the prior year, when expressed in U.S. dollars. The Company anticipated the opportunities that the emerging generic drug market in Spain present and began taking measures over two years ago to enter the Spanish generic drug market. The Company, through its wholly-owned subsidiaries, began to register, market and distribute generic pharmaceutical products in Spain and began aligning its business model to be competitive in this arena, including hiring and training a new generic products sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position the Company as a leader in the Spanish generic drug market. The increase in net sales is partially attributable to this effort. Sales of the product, Controlvas(R), which accounted for approximately $565,000 of first quarter 2000 net sales, were reduced to approximately $60,000 in the first quarter of 2001 as a result of the Company's divestiture of the related drug license during the first quarter of 2001. Also negatively impacting net sales was a decision by the Spanish Ministry of Health to suspend from commercialization a class of drugs that included Finedal, a product previously marketed by the Company. The Company's net sales for the three months ended March 31, 2000 included sales of Finedal totaling approximately $255,000, while net sales for the three months ended March 31, 2001 included no sales of Finedal. The Company does not anticipate any future sales of this product nor does it anticipate incurring any future costs with respect to this product.

Gross margins for the three months ended March 31, 2001 decreased to 58% compared to gross margins of 61% in the same period of the prior year, primarily as a result of the mix of products sold as well as higher depreciation charges resulting from the Company's recent renovations and improvements at its manufacturing facility. Approximately 20% of the Company's net sales during the three months ended March 31, 2001 were generic product sales, which typically have lower gross margins than branded products. In comparison, the Company sold no generic drug products during the first quarter of the prior year. As generic product sales become more significant in the future, gross margins may decrease. The Ministry of Health and the Pharma Industry in Spain had entered into a two-year agreement that expired in December 1999, whereby pharmaceutical companies in Spain, including the Company's Spanish subsidiaries, were taxed on their growth as a vehicle for funding rising health care costs in Spain. A new agreement was reached in March 2001, which also had the effect of reducing gross margins by approximately $66,000, or one percentage point, for the three months ended March 31, 2001.

The Company entered into a strategic alliance with Teva Pharmaceutical Industries, Ltd. in July 2000, whereby the Company, through its Spanish subsidiaries, has received the right to register and market, in Spain, more than 75 of Teva's products. The products will be comprised of both branded and generic forms. Sales from the products are expected to begin gradually, but will progress over the next two to three years. An investment in additional sales representatives will be required, along with an increase in regulatory activities, both of which may create a short term decrease in the Company's earnings. The Company, through its subsidiary, Laboratorios Davur, has also submitted registrations to the Spanish Ministry of Health for generic versions of various products, in response to growing interest in generic drug products in Spain. The price of a generic drug product is typically lower than the price for the comparable branded product; consequently, the Company believes that resulting gross margins may be lower on sales of such products. The Company's decision to enter the generic drug market was based on its objectives to remain competitive and to grow sales and market share.

Selling, general and administrative expenses increased by $632,000 or 26%, to $3,070,000 for the three months ended March 31, 2001 compared to $2,438,000 for the same period of the prior year. Selling, general and administrative expenses, as a percentage of net sales, increased from 48% of first quarter 2000 net sales to 53% of first quarter 2001 net sales. A significant portion (71% or $2,190,000) of these first quarter 2001 expenses are selling and marketing expenses, which are necessary for the Company to maintain and grow sales and market share in Spain. Selling and marketing expenses increased by $644,000, or 42% over the same period of the prior year, and as a percent of net sales, increased from 30% in the first quarter of 2000 to 38% in the first quarter of 2001 primarily as a result of sales and marketing programs designed to introduce the Company's new generic drug products and support the launches of such products in an attempt to promote product awareness and market share. The 6% decline in the value of the Spanish peseta and related Euro, in relation to the U.S. dollar, during the period, had the effect of reducing selling and marketing expenses by $153,000 for the three months ended March 31, 2001. General and administrative expenses decreased by 1% from $892,000 in the first quarter of 2000 to $880,000 in the first quarter of 2001, decreasing from 18% of first quarter 2000 net sales to 15% of first quarter 2001 net sales. The 6% decline in the value of the Spanish peseta and related Euro, in relation to the U.S. dollar, during the period, had the effect of reducing general and administrative expenses by $27,000 for the three months ended March 31, 2001. The Company intends to continue its efforts to carefully manage general and administrative expenses.

The Company reported research and development expenses of $421,000 for the three months ended March 31, 2001 compared to $77,000 for the same period of the prior year. However, prior year first quarter research and development expenses of $238,000 were offset by $161,000 as a result of a negotiated reduction in an amount previously accrued for research and development expenses. The increase in the Company's costs for research and development is primarily the result of costs associated with a Phase I Clinical Study (treatment of nail fungal infections), pre-clinical programs underway in collaboration with universities and with product formulation and testing efforts being performed in the laboratory in the Company's U.S. headquarters, located in New Hampshire, and at the Company's facility in Zaragoza, Spain. The U.S. laboratory is being used by the Company to develop potential product applications using its permeation enhancement technology. The limited expenditures in research and development reflect the Company's continued de-emphasis of basic research and redirection of its resources to increased developmental expenses necessary for expansion of its portfolio of marketed products. The Company intends to continue to carefully manage its research and development expenditures in order to ensure that its development programs are efficient and cost effective.

Depreciation and amortization expenses totaled $239,000 for the three months ended March 31, 2001, compared to $144,000 for the same period of the prior year. The increase was primarily due to higher amortization charges with respect to recently acquired drug licenses and technologies, including Codeisan(R), and to a lesser extent, higher depreciation charges with respect to recent asset additions, partially offset by the effect of fluctuations in foreign currency exchange rates. Depreciation and amortization charges are expected to continue to be higher than in the prior year as a result of these acquisitions.

Laboratorios Belmac, S.A., a subsidiary of the Company, sold the trademark, registration rights and dossier for its branded pharmaceutical product, Controlvas(R), for approximately $5,148,000 during the quarter ended March 31, 2001. The Company entered into an agreement to sell Controlvas(R) and received a 50% deposit from the purchaser in November 2000, which was reflected as Deferred income in the Consolidated Balance Sheet as of December 31, 2000. The resulting gain of approximately $4,977,000 has been recognized in the Consolidated Statement of Operations for the quarter ended March 31, 2001.

Interest income totaled $58,000 for the three months ended March 31, 2001 compared to $92,000 for the same period of the prior year primarily as a result of lower short-term interest bearing investment balances and lower interest rates on the investment balances during the three months ended March 31, 2001 compared to the same period of 2000.

Interest expense totaled $71,000 for the three months ended March 31, 2001 compared to $266,000 for the same period of the prior year. The Company incurred first quarter 2000 interest expense of approximately $233,000 related to its Debentures, which was eliminated beginning with the second quarter of 2000 as a result of the conversion of all outstanding Debentures into shares of Common Stock. Interest expense incurred during the first quarter of 2001 resulted primarily from the outstanding balances on lines of credit used for operating purposes and lines of credit and borrowings used to finance the purchase of the product Codeisan(R), in Spain.

The Company recorded a provision for foreign income taxes totaling $1,959,000 for the three months ended March 31, 2001 as a result of reporting taxable income for tax purposes in Spain and for capital gains tax arising from the sale of Controlvas(R), compared to the provision for foreign income taxes of $253,000 in the same period of the prior year, as a result of taxable income earned in Spain. The provision for foreign income taxes would have been $187,000 higher than reported, absent the 6% decline in the value of the Spanish peseta and related Euro in relation to the U.S. dollar during the period. The Company generated additional U.S. federal net operating loss carry-forwards during the quarter ended March 31, 2001. However, since the Company has not yet achieved profitable domestic operations, it has recorded a valuation allowance for any future benefit of such losses.

Including the $4,977,000 gain on sale of drug license, the Company reported income from operations of $4,612,000 for the three months ended March 31, 2001 compared to income from operations of $468,000 in the same period of the prior year. Excluding the $4,977,000 pre-tax gain from the sale of the Controlvas(R) drug license, the first quarter 2001 loss from operations would have totaled $365,000. The impact of income from operations and the non-operating items, primarily the provision for income taxes of $1,959,000, resulted in net income of $2,642,000, or $.19 per basic common share ($.17 per diluted common share) on 13,915,000 weighted average common shares outstanding for the three months ended March 31, 2001, compared to net income in the same period of the prior year of $41,000, or $.00 per basic and diluted common share on 10,783,000 weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Total assets decreased from $28,877,000 at December 31, 2000 to $27,760,000 at March 31, 2001, while Stockholders' Equity increased from $17,816,000 at December 31, 2000 to $19,501,000 at March 31, 2001. The increase in Stockholders' Equity reflects primarily the net income of $2,642,000 for the three months ended March 31, 2001, partially offset by the negative impact of the fluctuation of the Spanish peseta (and related Euro) exchange rate of $978,000 for the three months ended March 31, 2001.

The Company's working capital increased from $3,742,000 at December 31, 2000 to $6,753,000 at March 31, 2001, primarily as a result of collection of the remainder of cash due upon the sale of the product Controlvas(R) (approximately $2,676,000), of which approximately $1,873,000 was used to reduce short-term and long-term borrowings, and the recognition of deferred income of approximately $2,564,000 related to the sale of Controlvas(R) during the first three months of 2001.

Cash and cash equivalents increased from $4,816,000 at December 31, 2000 to $5,160,000 at March 31, 2001, primarily as a result of generating cash from operating activities of $2,517,000, which included the sale of the Controlvas(R) drug license, partially offset by repayments of borrowings (approximately $1,873,000) and additions to fixed assets of approximately $297,000 during the period. Included in cash and cash equivalents at March 31, 2001 are approximately $3,858,000 of short-term investments considered to be cash equivalents.

Accounts receivable increased from $5,135,000 at December 31, 2000 to $5,273,000 at March 31, 2001 and include VAT receivable totaling $284,000 at March 31, 2001 as a result of the purchase of the product Codeisan. Trade receivables increased by approximately $123,000 in local currency, but fluctuations in foreign currency exchange rates offset the increase by approximately $168,000. The Company has not experienced any material delinquent accounts on its trade receivables.

The combined total of accounts payable and accrued expenses increased from $3,613,000 at December 31, 2000 to $4,019,000 at March 31, 2001, primarily due to accruals for social security taxes payable, salaries payable and taxes payable, as well as for inventory purchases, partially offset by the effect of fluctuations in foreign currency exchange rates.

Short-term borrowings and current portion of long-term debt decreased from $3,185,000 at December 31, 2000 to $1,862,000 at March 31, 2001, as a result of utilizing proceeds from the sale of the product, Controlvas(R), to reduce balances outstanding, combined with the effect of fluctuations in foreign currency exchange rates. The weighted average interest rate on the Company's short-term borrowings is 6.1%.

Receivables from related parties represent loans totaling $440,000 made to executive officers of the Company in March 2000. Proceeds from the loans were used to pay the income taxes on stock-based compensation provided to such officers in the prior year. The loans, in the form of promissory notes, are secured by an aggregate of 50,000 shares of Common Stock owned by the officers and bear interest at 6.59% annually. Accrued interest payable totaling $30,000 is included in the amounts receivable at March 31, 2001.

Long-term debt, which totaled $623,000 at December 31, 2000, was reduced to $326,000 at March 31, 2001, using proceeds from the sale of Controlvas(R). The weighted average interest rate on the Company's long-term borrowings is 6.2% as of March 31, 2001.

Investing activities, primarily the proceeds from the sale of investments, offset by additions to machinery and equipment and capital improvements to the manufacturing facility in Spain and the U.S. and the purchase of investments used net cash of $259,000 during the three months ended March 31, 2001. Financing activities, primarily proceeds from the exercise of 8,400 Class B Warrants, offset by repayments of borrowings used net cash of $1,852,000. Operating activities for the three months ended March 31, 2001 provided net cash of $2,517,000.

SEASONALITY. In the past, the Company has experienced lower sales in the third calendar quarter and higher sales in the fourth calendar quarter due to seasonality. As the Company markets more pharmaceutical products whose sales are seasonal, seasonality of sales may become more significant.

EFFECT OF INFLATION AND CHANGING PRICES. Neither inflation nor changing prices has materially impacted the Company's net sales or income from operations for the periods presented.

Given the Company's current liquidity and cash balances and considering its future strategic plans (including its budgeted capital improvements and planned equipment purchases), the Company should have sufficient liquidity to fund operations for the remainder of 2001 and into the year 2002, which should be a sufficient time frame for the Company to advance its strategic objectives and generate sufficient revenues and cash flow to support the Company's operating cash flow needs. As mentioned above, the Company has cash and cash equivalents of approximately $5,160,000 as of March 31, 2001. These resources, combined with available lines of credit, should be adequate to satisfy the Company's capital and operating requirements, as stated above. The Company also has stock purchase warrants, including its publicly traded Class B Warrants, outstanding at March 31, 2001, to purchase approximately 4,034,000 shares of Common Stock. There can be no assurance that any of the warrants will be exercised prior to expiration; however, if all warrants that are currently outstanding are exercised, the Company would receive aggregate cash proceeds of approximately $17,773,000. The expiration date of the Class B Warrants has been extended to December 31, 2002. Two Class B Redeemable Warrants, together, entitle a holder, until December 31, 2002, to purchase one share of Common Stock at a price of $5.00 per share. There can be no assurance, however, that changes in the Company's research and development plans or other events affecting the Company's revenues or operating expenses will not result in the earlier depletion of the Company's funds. The Company continues to explore alternative sources for financing its business activities. In appropriate situations, that will be strategically determined, the Company may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of SFAS No. 133 did not have any impact on the Company's consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

FOREIGN CURRENCY. A substantial amount of the Company's business is conducted in Europe and is therefore influenced by the extent to which there are fluctuations in the dollar's value against other currencies, specifically the euro and the peseta. On January 1, 1999, the euro became the official currency of European Union (EU) member states with a fixed conversion rate against their national currencies. The value of the euro against the dollar and all other currencies, including the EU member states that are not participating in the euro zone, will fluctuate according to market conditions. Although euro notes and coins will not appear until January 1, 2002, the new currency has been used by consumers, retailers, companies and public administrations since January 1, 1999, in the form of "written money," i.e. by means of checks, traveler's checks, bank transfers, credit card transactions, etc. The permanent value of one euro in Spain is fixed at 166.39 pesetas. The exchange rate at March 31, 2001 and December 31, 2000 was 188.80 and 178.02 pesetas per U.S. dollar, respectively. The weighted average exchange rate for the three months ended March 31, 2001 and 2000 was 180.47 and 171.56 pesetas per U.S. dollar, respectively. The effect of foreign currency fluctuations on long lived assets for the three months ended March 31, 2001 was a decrease of $978,000 and the cumulative historical effect was a decrease of $3,606,000, as reflected in the Company's Consolidated Balance Sheets in the "Liabilities and Stockholders' Equity" section. Although exchange rates fluctuated significantly in recent years, and in particular, the continuing weakening of the euro in relation to the U.S. dollar in 1999 and 2000, the Company does not believe that the effect of foreign currency fluctuation is material to the Company's results of operations as the expenses related to much of the Company's foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, the Company does not plan to modify its business practices. The Company has relied primarily upon financing activities to fund the operations of the Company in the United States. In the event that the Company is required to fund United States operations or cash needs with funds generated in Spain, currency rate fluctuations in the future could have a significant impact on the Company. However, at the present time, the Company does not anticipate altering its business plans and practices to compensate for future currency fluctuations.

INTEREST RATES. The weighted average interest rate on the Company's short-term borrowings is 6.1% and the balance outstanding is $1,862,000 as of March 31, 2001. The weighted average interest rate on the Company's long-term borrowings is 6.2% and the balance outstanding is $326,000 as of March 31, 2001. The effect of an increase in the interest rate of one hundred basis points (to 7.1% on short-term borrowings and 7.2% on long-term borrowings) would have the effect of increasing interest expense by approximately $22,000 annually.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
-------------------------------------------------------------------------
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------

The statements contained in this Quarterly Report on Form 10-Q, which are not historical facts contain forward looking information with respect to plans, projections or future performance of Bentley Pharmaceuticals, Inc. ("Bentley"), the occurrence of which involve certain risks and uncertainties that could cause Bentley's actual results to differ materially from those expected by Bentley, including the risk that we could be required to cut back or stop operations if we are unable to raise or obtain needed funding; that we have a history of losses and if we do not achieve profitability we may not be able to continue our business in the future; that we may be restricted from using our net operating loss carry forwards due to a change in equity ownership and a change in our tax year; that successful development of current and future products is uncertain; that clinical trial results may result in failure to obtain regulatory approval and inability to sell products; that we will rely on third parties to commercialize our products in the United States; that our products are early stage and may not be successful; that we could be materially harmed if our agreements were terminated; that our failure to develop additional product candidates will impair our ability to grow; that our patent position is uncertain and our success depends on our proprietary rights; that we may have to lower prices or spend more money to effectively compete against companies with greater resources than us, which could result in lower revenues and/or profits; that rapid technological change may result in our products becoming obsolete before we recoup a significant portion of related costs; that pharmaceutical pricing is uncertain and may result in a negative effect on our profitability; that we depend on key personnel and must continue to attract and retain key employees; that we face product liability risks; that we may be affected by changes in pharmaceutical pricing and reimbursement; that we face risks when doing business outside of the United States; that your percentage of ownership, voting power and price of Bentley common stock may decrease as a result of events which increase the number of shares of our outstanding common stock; that our stock is volatile; that obligations in connection with warrants and options may hinder our ability to obtain future financing; that your interest in Bentley may be diluted by the issuance of preferred stock with greater rights than the common stock, which we can sell or issue at any time; that we have not paid dividends on our common stock and do not intend to pay dividends in the foreseeable future; that certain laws and provisions in our certificate of incorporation and by laws make it more difficult or discourage third parties from attempting to control Bentley, and other uncertainties detailed in Bentley's Annual Report on Form 10-K (SEC File No. 1-10581) for the year ended December 31, 2000.

PART II.          OTHER INFORMATION
                  -----------------

ITEM 1.           LEGAL PROCEEDINGS
                  -----------------

         On January 22, 2001, the Company settled a legal dispute, by paying $140,000 to Creative Technologies, Inc. and Creative Technologies, Inc. agreed to the dismissal of the related suit with prejudice. Creative Technologies had asserted that it was due a brokerage or finder's fee with respect to the Company's 1999 acquisition of permeation enhancement technology. The Company included the accrual for the $140,000 charge in the Consolidated Balance Sheet as of December 31, 2000 and included the $140,000 charge and related legal costs of approximately $55,000 in operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2000.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

          (a)Exhibits:

                   None.

          (b)Reports on Form 8-K filed during the quarter ended March 31, 2001:

                   Report on Form 8-K dated February 15, 2001 was filed on March 2, 2001 (the "Report") whereby the Company announced the sale of the trademark, registration rights and dossier for its branded pharmaceutical product, Controlvas(R), (generic name: enalapril) to Shire Pharmaceuticals Iberica, S.L. (Items 2 and 7).

          The Company has not filed any reports on Form 8-K subsequent to March 31, 2001; however, on April 26, 2001, the Company filed Amendment No. 1 on Form 8-K/A, amending the Report in order to provide the required unaudited pro forma financial information (Item 7) and on May 7, 2001, the Company filed Amendment No. 2 on Form 8-K/A, amending the Report in order to disclose information for which confidentiality had been sought, but which subsequently became public (Items 2 and 7).

All other items required in Part II have been previously filed or are not applicable for the quarter ended March 31, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BENTLEY PHARMACEUTICALS, INC.
                                 ---------------------------------------------
                                 Registrant



May 8, 2001             By:      /s/ James R. Murphy
                                 ---------------------------------------------
                                 James R. Murphy
                                 Chairman, President and Chief Executive Officer
                                 (principal executive officer)



May 8, 2001             By:      /s/ Michael D. Price
                                 ---------------------------------------------
                                 Michael D. Price
                                 Vice President, Chief Financial Officer,
                                 Treasurer and Secretary (principal financial
                                 and accounting officer)