Form 10-K/A
period 2001-12-31
BENTLEY PHARMACEUTICALS INC
filed 2002-03-21
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-K/A

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001
                                                               OR
---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ________

                         Commission File Number 1-10581
                                                ---------

                          BENTLEY PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                            No. 59-1513162
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

65 Lafayette Road, 3rd Floor, North Hampton, NH                         03862
-----------------------------------------------                     ------------
(Address of principal executive offices)                             (Zip Code)

       Registrant's telephone number, including area code: (603) 964-8006
                                                           --------------


           Securities registered pursuant to section 12(b) of the Act:

   Title of each class             Name of  each  exchange  on  which registered
   -------------------             ---------------------------------------------

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

      Title of Class          Aggregate Market Value  As of Close of Business on
----------------------------  ----------------------  --------------------------
Common Stock, $.02 par value        $123,008,607              March 19, 2002

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Title of Class            Shares Outstanding    As of Close of Business on
----------------------------    ------------------    --------------------------
Common Stock, $.02 par value        14,708,228                March 19, 2002

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
              ---------------------------------------------------------------



                                                                         Page
                                                                         ----

(a) The following documents are filed as a part of the initial filing of this report:

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

Exhibit
Number                            Description
------                            -----------

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

Exhibit
Number                            Description
------                            -----------


4.8* Form of Stock Option contract under the Registrant's 2001 Employee Stock Option Plan.

4.9* Form of Stock Option contract under the Registrant's 2001 Directors' Stock Option Plan.

10.1** Employment Agreement dated as of January 1, 2002 between the Registrant and James R. Murphy.

10.2 Employment Agreement dated as of August 31, 1998 between the Registrant and Robert M. Stote, M.D. (Reference is made to Exhibit
          10.2 to the Registrant's Form 10-K dated December 31, 1998, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.3** Employment Agreement dated as of January 1, 2002 between the Registrant and Michael D. Price.

10.4** Employment Agreement dated as of January 1, 2002 between the Registrant and Robert J. Gyurik.

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

Exhibit
Number                            Description
------                            -----------

10.8 Purchase and Sale Agreement between Laboratorios Belmac, S.A. and Shire Pharmaceuticals Iberica, S.L. dated November 21, 2000 relating to the sale of the registration rights and dossier of the product Controlvas (in summary translation from Spanish) (Reference is made to Exhibit 2.1 to Amendment No. 2 to the Registrant's Form 8-K/A filed May 7, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.9 Purchase and Sale Agreement between Laboratorios Belmac, S.A. and Shire Pharmaceuticals Iberica, S.L. dated November 21, 2000 relating to the sale of the trademark to the product Controlvas (in summary translation from Spanish). (Reference is made to Exhibit 2.2 to Amendment No. 2 to the Registrant's Form 8-K/A filed May 7, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.10** License Agreement between the Registrant and Auxilium A2, Inc. dated May 31, 2000, including Amendment No. 1 thereto dated October 2000 and Amendment No. 2 dated May 31, 2001. (1)

10.11**   Agreement between the Registrant and Pfizer Inc dated October 25,
          2001.

10.12** Supply Agreement, License Agreement and Rights Agreement between Laboratorios Belmac, S.A., Laboratorios Davur, S.A. and Teva Pharmaceutical Industries Ltd. Dated July 18, 2000. (1)

21.1*     Subsidiaries of the Registrant.

23.1*     Consent of Deloitte & Touche LLP.


   (b) Reports on Form 8-K filed during the fiscal quarter ended December 31, 2001:

               None.


---------------
*         Previously filed.
**        Filed herewith.

(1) Confidential treatment has been requested with respect to certain portions of this exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BENTLEY PHARMACEUTICALS, INC.


                                      By:  /s/ MICHAEL D. PRICE
                                           -------------------------------------
                                           Michael D. Price
                                           Vice President and Chief Financial
                                           Officer
                                           Date:  March 20, 2002