Form 10-K/A
period 2001-12-31
BENTLEY PHARMACEUTICALS INC
filed 2002-04-11
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-K/A

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--- EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001
                                                   -----------------
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
    ACT OF 1934 for the transition period from         to
                                               -------    -------

                         Commission File Number 1-10581
                                                -------

                          BENTLEY PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                       No. 59-1513162
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
  incorporation or organization)

65 Lafayette Road, 3rd Floor, North Hampton, NH                  03862
-----------------------------------------------         ----------------------
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

     Title of Class          Aggregate Market Value   As of Close of Business on
    ----------------         ----------------------   --------------------------
Common Stock, $.02 par value      $123,008,607             March 19, 2002

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Title of Class           Shares Outstanding     As of Close of Business on
    -----------------          ------------------     --------------------------
Common Stock, $.02 par value       14,708,228               March 19, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE
  Proxy Statement for the 2002 Annual Meeting of Stockholders - Incorporated by
                    Reference into Part III of this Form 10-K

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     We are a specialty pharmaceutical company focused on advanced drug delivery technologies and pharmaceutical products. We have U.S. and international patent and other proprietary rights to technologies that enhance or facilitate the absorption of drugs across membranes of the skin, mouth, nose, vagina and eye. We are developing products incorporating these technologies and seek to form strategic alliances with major pharmaceutical and biotechnology companies to facilitate the development and commercialization of our products. We currently have strategic alliances regarding our drug delivery technologies with Pfizer Inc and Auxilium Pharmaceuticals, Inc. and are in preliminary discussions with a number of other pharmaceutical companies to form additional alliances.

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

     Over the last decade, there has been significant evolution of patent and similar protections of pharmaceutical products in Spain. Prior to 1992, manufacturing processes for active pharmaceutical ingredients could be patented, but active pharmaceutical ingredients could not be patented as products. Commencing in late 1992 active ingredients may be patented with protection running for 20 years from the date of application. This was followed by legislation in December 1996 that created a legal class of generic pharmaceuticals. Generic products are required to be therapeutically equivalent, have a similar composition to that of the original branded product and demonstrate their safety and efficacy. Safety and efficacy is presumed if the original reference product has been commercialized in Spain for 10 years. Generic products also must comply with product labeling requirements and be priced at a discount, typically 20-30%, to the price of the original branded product.

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

PRODUCTS IN DEVELOPMENT

         The following are products that we are currently developing. Before they are commercialized, they must be approved by regulatory authorities, such as the FDA or Spanish Ministry of Health, in each jurisdiction where they will be marketed or sold.


Product Candidate                  Technology                      Used To Treat                        Status
-----------------                  ----------                      -------------                        ------

Topical testosterone gel           CPE-215                         Hypogonadism                         New Drug Application

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

Androgenic steroid therapy         CPE-215                         Chronic Fatigue Syndrome;            Pilot study
                                                                   Fibromyalgia

Intranasal insulin                 CPE-215                         Diabetes                             Preclinical

Intranasal pain management         CPE-215                         Pain relief                          Preclinical

Topical hormonal therapy           CPE-215                         Osteoporosis;                        Preclinical
                                                                   Erectile Dysfunction

Topical Testosterone Gel

     Testosterone replacement therapy is used to treat men whose bodies produce insufficient amounts of testosterone (Hypogonadism), which can be a natural result of aging. Symptoms associated with low testosterone levels in men include depression, decreased libido, erectile dysfunction, muscular atrophy, loss of energy, mood alterations, increased body fat and reduced bone density. Currently marketed hormone replacement therapies involve delivery of hormones by injections, through transdermal patches and by gels. Injection therapy has major limitations, including pain, which can lead to decreased patient acceptance and compliance with prescribed therapy. Although patches have been able to alleviate many of the gastrointestinal side effects associated with oral delivery of hormones, patches, even in their smallest form, are often conspicuous and typically result in skin irritation or inaccurate dosing should the patch fall off. The transdermal delivery of hormones through gels, creams and lotions provides commercially attractive and efficacious alternatives to current methods of delivery. As more baby-boomers enter middle age and more attention is focused on male hormonal deficiencies, the worldwide testosterone replacement market is expected to reach $1 billion by 2005.

         In May 2000, we entered into a research services agreement with Auxilium to develop and test various pharmaceutical compositions of topical testosterone using our CPE-215 technology. A license of our technology to Auxilium became effective in September 2000. Phase III clinical trials performed by Auxilium for approval in the U.S. have been completed and a New Drug Application was submitted to the

FDA in December 2001. Under the license, we granted to Auxilium a sole and exclusive, royalty-based license worldwide to develop, market and sell a topical testosterone product using our CPE-215 technology.

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

     Diabetes is a metabolic disorder affecting approximately 100 million people worldwide that is projected to affect more than 300 million people worldwide in the next 25 years. The market for insulin treatment of diabetes in the United States is estimated at $1.25 billion annually and Frost & Sullivan estimates that the worldwide market is estimated at $3 billion. Diabetic patients who must endure frequent injections prefer less invasive methods of administering their medications. Alternative and more desirable methods of delivery would not only improve their quality of life but also would contribute to patient compliance with prescribed therapy.

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


STRATEGIC PARTNERS

Pfizer

     In October 2001, we entered into a research collaboration with Pfizer in which we were granted a non-exclusive worldwide royalty-free license to use Pfizer's compounds and technology to assess the performance of our CPE-215 technology with Pfizer's compounds. As part of the agreement, we granted to Pfizer the non-exclusive right to test the ability of our CPE-215 technology to enhance delivery of certain compounds proprietary to Pfizer. Pfizer is providing the funding necessary to conduct these studies using our CPE-215 technology and has agreed to provide additional funding for costs of further studies that are approved by a joint working committee consisting of designees of Pfizer and us. Pfizer has agreed to inform us if, following completion of the research, it is interested in further development of the formulations. The term of the agreement is the greater of one year or until work under the agreement has been completed. Pfizer would have to enter into a separate license agreement with us with respect to the manufacture, use, sale, offer for sale and import of the products using our CPE-215 technology before it could begin to distribute, market and sell these products.

Auxilium

     In May 2000, we entered into a research agreement with Auxilium to develop and test the application of our CPE-215 technology with respect to the transdermal delivery of testosterone. Auxilium is an emerging therapeutic pharmaceutical company focused on diseases related to aging. In September 2000, a license to Auxilium of our CPE-215 technology became effective for a topical testosterone product. Phase III clinical trials performed by Auxilium for approval in the U.S. have been completed and a New Drug Application has been submitted to the FDA. In May 2001 we entered into research agreements with Auxilium to develop and test our CPE-215 technology with respect to delivery of a pain management compound and a topical hormonal therapy. Preclinical studies currently are underway regarding the application of our CPE-215 technology to a topical hormone therapy.

     As part of our collaboration with Auxilium, we also entered into a perpetual license agreement whereby we granted to Auxilium an exclusive royalty-based worldwide license, to develop, market and sell topical testosterone gel containing our CPE-215 technology. This license also provides us with an opportunity to fulfill Auxilium's manufacturing requirements for the sale of the products in the European market. Under the license agreement we would receive payments based upon Auxilium's completion of certain milestones in an aggregate of $550,000 plus royalties based on net sales. Upon successful completion of preclinical studies for the intranasal pain management and topical hormone products, similar licenses would become effective.

Teva

     In July 2000, we entered into a strategic alliance with Teva, a world leader in generic pharmaceutical products, in which we were granted a royalty-free non-exclusive license to register and sell more than 75 finished pharmaceutical products representing more than 25 different chemical entities. We are obligated under this license agreement to submit a registration file for each product to the relevant regulatory authorities in Spain in order to receive marketing authorizations in our name for that product. The marketing authorizations provide us with the requisite approvals, licenses and permits from the regulatory authorities to import, distribute, market and sell the products in Spain. In connection with this strategic alliance, Teva also entered into a supply agreement with us pursuant to which it would manufacture the products and supply them to us for marketing and sale in Spain. Our obligation to purchase the products from Teva is non-exclusive, allowing us to purchase any of the products from sources other than Teva if we can show that Teva's prices for the products exceed the current price from other qualified sources and if Teva has not exercised its right to match the lower price. The license agreement and the supply agreement have five year terms and both are renewed automatically for one-year terms for each product.

     We have submitted registration applications to the Spanish Ministry of Health for 8 Teva products, none of which applications have been approved as of this date. Under a rights agreement entered into with Teva in July 2000, we granted Teva a right of first refusal to purchase Laboratorios Davur in the event that we decide to sell Laboratorios Davur or Laboratorios Belmac. We also granted Teva the right to bid for Laboratorios Belmac in the event we intend to sell Laboratorios Belmac.

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

     The following are descriptions of our generic products that contribute significantly to our sales and gross profits:


Our Generic
Product Name                    Active Ingredient             Sold By Others As                Used To Treat
------------                    -----------------             -----------------                -------------

Amoxicilina Davur               amoxicillin trihydrate        Amoxil(R)(GlaxoSmithKline)       infections

Ciprofloxacino Davur            ciprofloxacin hydrochloride   Cipro(R)(Bayer)                  microbial infections,
                                                                                               including anthrax

Enalapril Davur                 enalapril maleate             Vasotec(R)(Merck)                cardiovascular disease
                                                                                               and hypertension

Fluoxetina Davur                fluoxetine hydrochloride      Prozac(R)(Eli Lilly)             depression

Omeprazol Davur                 omeprazole                    Prilosec(R)(AstraZeneca)         gastroesophageal reflux
                                                                                               disease

Simvastatina Davur              simvastatin                   Zocor(R)(Merck)                  high cholesterol


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

     The following are descriptions of the branded products that contribute significantly to our sales and gross profits:


Our Branded
Product Name                    Active Ingredient              Sold By Others As              Used To Treat
------------                    -----------------              -----------------              -------------
Amoxicilina Belmac(R)           amoxicillin trihydrate         Amoxil(R)(GlaxoSmithKline)     infectionS

Belmazol(R)                     omeprazole                     Prilosec(R)(AstraZeneca)       gastroesophageal reflux
                                                                                              disease

Cimascal D Forte(R)             calcium carbonate and          Calcite-D(R)(Riva)             osteoporosis
                                vitamin D3

Codeisan(R)                     codeine                        Tricodein(R)(Solco)            cough and bronchitis

Simvacol(R)                     simvastatin                    Zocor(R)(Merck)                high cholesterol

Enalapril Belmac(R)             enalapril maleate              Vasotec(R)(Merck)              cardiovascular disease
                                                                                              and hypertension

Mio Relax(R)                    carisoprodol                   Soma(R)(MedPointe)             muscle spasms

Pentoxifilina(R)                pentoxifylline                 Trental(R)(Aventis)            peripheral vascular ischemia

Senioral(TM)                    oxymetazoline and              Denoral(R)(Aventis)            cold and sinus congestion
                                chlorpheniramine


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

EMPLOYEES

     We employ approximately 271 people, nine of whom are employed in the U.S. and 262 in Spain, as of February 28, 2002. Approximately 75 of these employees principally are engaged in manufacturing activities, 153 in sales and marketing, ten in product development and 33 in management and administration. In general, we consider our relations with our employees to be good.


RISK FACTORS

     You should carefully consider the following risk factors and warnings. The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all of part of your investment.

OUR GROWTH DEPENDS ON IDENTIFYING DRUGS SUITABLE FOR OUR DRUG DELIVERY TECHNOLOGIES AND EXPANDING OUR GENERIC AND BRANDED DRUG OPERATIONS.

     Bentley's growth depends on the identification of pharmaceutical products that are suitable for delivery using our technologies. Our principal drug technology is our CPE-215 permeation enhancement platform technology. This technology, like other drug delivery enhancement technologies, operates to enhance the amount and rate of absorption of certain drugs across biological membranes. This technology does not operate independently and must be coupled with suitable pharmaceutical products in order to provide value. Consequently, our growth will depend to a great extent on identifying and commercializing these suitable drugs with respect to which we intend to expend significant resources and efforts. Identifying suitable products is a lengthy and complex process that may not succeed. Even if identified, products may not be available to us or we may otherwise be unable to enter into licenses or other agreements for their use. In our efforts to identify suitable products, we compete with other pharmaceutical delivery companies with greater research and development, financial, marketing and sales resources. If we do not effectively identify drugs to be used with our technologies, improve the delivery of drugs with our technologies and bring the improved drugs to commercial success, then we will not be able to continue our growth and we will be adversely affected.

     We intend to expend significant resources and efforts toward identifying and commercializing products and technologies to expand our generic and branded drug operations in Spain. Although we already manufacture and market generic and branded drugs in Spain, the growth of these operations in particular and Bentley in general will depend to a great extent on identifying and commercializing additional such drugs for which we have existing capacity and infrastructure and, to a lesser extent, on increasing sales of existing products. Identifying and pursuing these new opportunities involves significant time and expense and we may not succeed. Even if identified, these products and technologies may not be commercially successful. Once identified, products to be manufactured and/or marketed by us under generic or branded names are subject to successful negotiation of acceptable economic and legal terms, and successful progress of the product through commercialization, as to which we cannot assure you. In these efforts, we compete with other pharmaceutical companies having generic and branded drug operations with greater financial, marketing and sales resources. If we do not effectively identify generic and branded drug products and technologies and bring them to commercial success, then we will not be able to continue our growth and we will be adversely affected.

     The growth of our generic and branded operations may be adversely impacted by claims by others that our products infringe on the proprietary rights of their existing "brand-name" products. For example, in February 2002 we were notified that a legal proceeding seeking an injunction had been commenced in Madrid against us by Merck & Co. Inc. and its Spanish subsidiary alleging that we violated their patents in our production of the product simvastatin. Although the court in the same month dismissed the action, which could be brought in another proceeding, we cannot assure you that similar actions will not be brought nor that they will not have an adverse effect on us.

PRODUCTS USING OUR TECHNOLOGIES ARE IN VARIOUS STAGES OF DEVELOPMENT AND MAY NOT ACHIEVE COMMERCIAL SUCCESS.

     Independently as well as in conjunction with strategic partners, we are investigating the use of our technologies with respect to a variety of pharmaceutical compounds and products that are in various stages of development. We are unable to predict whether any of these products will receive regulatory clearances or be successfully developed, manufactured or commercialized. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time periods before ++commercialization of any of these products are long and uncertain. Risks during development include the possibility that:

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

WE WILL RELY ON STRATEGIC PARTNERS TO COMMERCIALIZE PRODUCTS THAT USE OUR DRUG DELIVERY TECHNOLOGIES.

     In light of our resources and the significant time, expense, expertise and infrastructure necessary to bring new drugs and formulations from inception to market, we are particularly dependent on resources from third parties to commercialize products incorporating our technologies. Our strategy involves forming alliances with others to develop, manufacture, market and sell our products in the United States and other countries. We continue to pursue strategic partners for these purposes. We may not be successful in finding strategic partners or in otherwise obtaining financing, in which case the development of our products would be delayed or curtailed.

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

     As an example of the risk of infringement claims, in February 2002 we were notified that a legal proceeding seeking an injunction had been commenced in Madrid against us by Merck & Co. Inc. and its Spanish subsidiary alleging that we violated their patents in our production of the product simvastatin. Although the court in the same month dismissed the action, which could be brought in another proceeding, we cannot assure you that similar such actions will not be brought nor that they will not have an adverse effect on us.

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

     Our competitive positions in our generic and branded drug operations as well as with our drug delivery enhancement technologies are uncertain and subject to risks. In Spain, and in other countries, we must demonstrate bioequivalence of our generic products, which may be challenged by branded and other generic competitors as well as regulatory authorities. In order to demonstrate bioequivalence of our generic products, we must show that the rate and extent of absorption and levels of concentration in the bloodstream of our generic products are not statistically different from other pharmaceutical equivalents that have previously been approved by the regulatory authorities of the respective country, when administered at the same dosage level under similar clinical conditions.

     The competitive position of our drug delivery enhancement technologies is subject to the possible development by others of superior technologies. Other drug delivery technologies, including oral and injection methods, have wide acceptance, notwithstanding certain drawbacks, and are the subject of improvement efforts by other entities having greater resources. In addition, our drug delivery technologies are limited by the number and commercial magnitude of drugs with which they can successfully be combined.

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

PHARMACEUTICAL PRICING, CHANGES IN THIRD-PARTY REIMBURSEMENT AND GOVERNMENTAL MANDATES ARE UNCERTAIN AND MAY ADVERSELY AFFECT US.

     Our revenues and profitability may be adversely affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of healthcare. A substantial portion of our operations consists of marketing and manufacturing, primarily in Spain, generic and branded pharmaceutical products. The use of generic drugs is regulated in Spain, the U.S. and many other countries, subject to many changing and competing public policy considerations. In addition, in certain markets, such as Spain, pricing or profitability of prescription pharmaceuticals is subject to government control. Some governmental agencies, including those in Spain, can, due to insufficient supply, compel companies to continue to produce products that are not profitable for the company. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government controls.

     Successful commercialization of many of our products, including those using our permeation enhancement technologies as well as our generic and branded products, may depend on the availability of reimbursement for the cost of such products and related treatment from third-party healthcare payors, such as the government, private insurance plans and managed care organizations. Third-party payors are increasingly challenging the price of medical products and services. Such reimbursement may not be available for any of our products at all or for the duration of the recommended treatment with a drug, which could materially adversely affect our ability to commercialize that drug. The increasing emphasis on managed care in the U.S. continues to increase the pressure on pharmaceutical pricing.

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

     The cost of healthcare in Spain, the U.S. and elsewhere continues to be a subject of investigation and action by various governmental agencies. Certain resulting legislative proposals may adversely affect us. For example, governmental actions to reduce or eliminate reimbursement for drugs may directly diminish our markets. In addition, legislative safety and efficacy measures may be invoked that lengthen and increase the costs of drug approval processes. Further, social, economic and other broad policy legislation may induce unpredictable changes in the healthcare environment. As examples of pending legislative proposals that may adversely affect us, groups in Spain have urged the Spanish Parliament to consider proposals that would revise the pharmaceutical laws in response to social policy. One would change the pricing and availability of drugs in Spain and the other would conform Spanish drug exportation to international standards for certain purposes. We cannot assure you whether these proposals or others may be enacted in some form, if at all, or the impact they may have if enacted.

OUR OPERATIONS COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO RAISE OR OBTAIN NEEDED FUNDING.

     We have used cash from outside financing to fund our operations. Substantial time and financial and other resources will be required to complete ongoing development and clinical testing of our products. Regulatory efforts and collaborative arrangements also will be necessary for our products that are currently under development and testing in order for them to be marketed. Assuming we continue our operations as presently conducted, we believe that we have sufficient working capital to meet our needs for at least the next twelve months. However our revenues from operations and cash may not be sufficient over the next several years for commercializing all of the products we are currently developing. Consequently, we seek strategic partners for all phases of development, marketing and commercialization of product candidates employing our technologies. Further, we cannot assure you as to the sufficiency of our resources or the time required to complete any ongoing development and clinical testing, since the extent to which we conduct such testing is dependent on resource allocation decisions that we make from time to time based on numerous financial as well as operational conditions.

     In addition to development and other costs, we expect to incur capital expenditures from time to time. These capital expenditures will be influenced by our regulatory compliance efforts, our success, if any, at developing collaborative arrangements with strategic partners, our needs for additional facilities and capital equipment and the growth, if any, of our business in general. We cannot assure you that we will receive additional funding on favorable terms if at all, or that we will be successful in attracting strategic partners. If we cannot raise funds or engage strategic partners on acceptable terms when needed, we may not be able to continue our research and development activities, develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements.

IF WE CANNOT ATTRACT AND RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN AS ANTICIPATED.

     We have assigned many key responsibilities within our company to, and are dependent on, a relatively small number of individuals. If we lose the services of our Chief Executive Officer, Chief Science Officer or Vice President of Pharmaceutical Development, our ability to execute our business plan in the manner we currently anticipate would be adversely affected. The competition for qualified personnel is intense and the loss of key personnel could adversely affect our business. We maintain key person life insurance only for our Chief Executive Officer. We have an employment agreement with each of our executive officers.

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

     Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could inhibit or prevent the commercialization of pharmaceutical products we develop alone or with corporate collaborators. We maintain product liability insurance in the amount of $3 million Euros (approximately $2.6 million U.S. Dollars) and clinical trial insurance in connection with our clinical testing activities in various amounts on a study-by-study basis. While management believes that this insurance is reasonable, we cannot assure you that any of this coverage will be adequate to protect us in the event of a claim. We, or any corporate collaborators, may not be able to obtain or maintain insurance at a reasonable cost, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate if any claim arises.

YOUR PERCENTAGE OF OWNERSHIP AND VOTING POWER AND THE PRICE OF OUR COMMON STOCK MAY DECREASE AS A RESULT OF EVENTS THAT INCREASE THE NUMBER OF OUR OUTSTANDING SHARES.

     As of December 31, 2001, we had the following capital structure:


Common stock outstanding............................................  14,585,200
Common stock issuable upon:
  Exercise of Class B Warrants......................................   3,003,560
  Exercise of other warrants........................................     420,000
  Exercise of options which are outstanding.........................   2,937,256
  Exercise of options which have not been granted...................   1,006,000
                                                                       ---------
Total common stock outstanding assuming exercise
of all of the above.................................................  21,952,016
                                                                      ==========

     As of December 31, 2001, we had outstanding options and warrants to purchase approximately 6,360,816 shares of common stock at exercise prices ranging from $1.50 to $45.00 (exercisable at a weighted average of $4.83 per share), of which approximately 5,740,716 options and warrants were then exercisable. Since December 31, 2001 we have granted options to purchase 477,500 shares of common stock, exercisable at a weighted average of $9.76 per share. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. Exercise of our outstanding options and warrants into our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power.

OUR STOCK IS VOLATILE.

     The market prices for our securities and for securities of emerging growth companies have historically been highly volatile. During the last two years, the price of our common stock has ranged from a high of $11.57 to a low of $3.56. Future announcements concerning us or our competitors may have a significant impact on the market price of our common stock. Factors which may affect our market price include:

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

DELAWARE LAW AND PROVISIONS IN OUR CERTIFICATE OF INCORPORATION, BYLAWS AND STOCKHOLDER RIGHTS PLAN MAY PREVENT OR DISCOURAGE THIRD PARTIES OR STOCKHOLDERS FROM ATTEMPTING TO REPLACE THE MANAGEMENT OF BENTLEY.

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

     Our certificate of incorporation and bylaws include provisions that also may have the effect of discouraging, delaying or preventing a change in control or an unsolicited acquisition proposal that a stockholder might consider favorable. Our board of directors is divided into three classes with staggered three-year terms, which makes it more difficult for an acquiror to change the overall composition of the board in a short period of time. The positive vote of at least two-thirds is required to approve a merger, a sale or lease of all or most of our assets, certain other business combinations or dissolution or liquidation, and an affirmative vote of two-thirds is required to amend any provision in our certificate of incorporation relating to our directors and officers or to amend any provision in our certificate of incorporation. Additionally, our certificate of incorporation authorizes our board of directors to issue preferred stock in one or more series with the rights, obligations and preferences of each series to be determined by our board without stockholder approval. Our staggered board, the super-majority voting provisions and the potential issuance of preferred stock may have the effect of delaying or preventing or discouraging third parties or stockholders from attempting to replace our management.

     To the same potential effect, we have a stockholder rights plan designed to prevent a potential acquirer from gaining control of us and to protect us from coercive takeover attempts. The rights will become exercisable only if any person or group of affiliated persons beneficially acquires 15% or more of our common stock. Under certain circumstances, each holder of a right (other than the person or group who acquired 15% or more of our common stock) is entitled to purchase a defined number of shares of our common stock at 50% of its market price at the time that the right becomes exercisable.

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

     On February 4, 2002, we were notified that a legal proceeding had been commenced against us by Merck & Co. Inc. and its Spanish subsidiary, Merck Sharp & Dohme de Espana, S.A., alleging that we violate their patents in our production of the product simvastatin and requesting an injunction ordering us not to manufacture or market the product. The case was brought against our Spanish subsidiaries in the 39th First Instance Court of the City of Madrid. After a hearing on February 18, 2002, the court refused to grant the requested injunction and dismissed the case on February 25, 2002, awarding us court and legal fees. Merck has appealed the award of fees. Under Spanish law, Merck can reinstitute its claim against us in another proceeding. There were no sales of simvastatin in 2001, as the product was launched in late January 2002.


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

                                                             High       Low
                                                             ----       ---
Fiscal 2000
  First Quarter......................................      $12.50     $5.88
  Second Quarter.....................................        9.50      5.88
  Third Quarter......................................       11.00      6.88
  Fourth Quarter.....................................       11.00      3.56

Fiscal 2001
  First Quarter......................................        7.50      4.40
  Second Quarter.....................................        6.35      4.40
  Third Quarter......................................        7.25      5.50
  Fourth Quarter.....................................       10.50      6.25

Fiscal 2002
  First Quarter (through March 25, 2002).............       11.57      7.60

     As of March 25, 2002 there were 1,611 holders of record of our common stock, which does not reflect stockholders whose shares are held in street name.

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

CONSOLIDATED STATEMENT OF OPERATIONS DATA


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                         -----------------------
                                                                            1997         1998        1999          2000         2001
                                                                            ----         ----        ----          ----         ----
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales.........................................................       $14,902      $15,243     $20,249       $18,617      $26,411
Cost of sales.....................................................         8,010        6,601       8,445         7,189       11,462
                                                                           -----        -----       -----         -----       ------

Gross profit......................................................         6,892        8,642      11,804        11,428       14,949
Operating expenses................................................         8,438       10,710      11,226        11,942       16,137
Gain on sale of drug licenses.....................................             -            -           -             -        5,050
Provision for income taxes........................................           621          236         781           222        2,452
Net income (loss).................................................      $(3,815)     $(2,876)    $(1,090)       $ (745)      $ 1,361
                                                                        ========     ========    ========       =======      =======
Income (loss) per common share - basic............................       $ (.97)      $ (.35)     $ (.12)       $ (.06)        $ .10
                                                                         =======      =======     =======       =======        =====


Income (loss) per common share - diluted..........................       $ (.97)      $ (.35)     $ (.12)       $ (.06)        $ .08
                                                                         =======      =======     =======       =======        =====


Weighted average number of common shares outstanding - basic......         4,072        8,431       9,147        12,981       14,196
                                                                           =====        =====       =====        ======       ======


Weighted average number of common shares outstanding - diluted....         4,072        8,431       9,147        12,981       16,147
                                                                           =====        =====       =====        ======       ======

CONSOLIDATED BALANCE SHEET DATA

                                                              DECEMBER 31,
                                                           2000           2001
                                                           ----           ----
                                                             (IN THOUSANDS)

Working capital....................................        $3,742        $6,276
Non-current assets.................................        15,773        16,280
Total assets.......................................        28,877        32,119
Non-current liabilities............................         1,699         2,132
Redeemable preferred stock.........................             -             -
Stockholders' equity...............................        17,816        20,424

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

     We have entered into a research services agreement with Auxilium, an emerging therapeutic pharmaceutical company focused on diseases related to aging to develop and test various pharmaceutical compositions of a topical testosterone using our CPE-215 permeation enhancement technology. We have licensed our drug delivery technology to Auxilium for use in the development and commercialization of a topical testosterone product. Phase III clinical trials performed by Auxilium for the approval of this product in the U.S. have been completed and a New Drug Application has been submitted to the FDA.

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

     Gross Profit. Gross profit increased by 30.8% from $11,428,000 in 2000 to $14,949,000 in 2001. The $3,521,000 increase was the direct result of the growth in our net sales from 2000 to 2001. However, our gross margins for 2001 decreased to 57% compared to gross margins of 61% in the prior year, primarily as a result of the mix of products sold, including the effects of the addition of our new generic product line and disposition of the Controlvas(R) drug license, as well as higher depreciation charges resulting from the recent renovations and improvements at our manufacturing facility. Net sales of Controlvas(R) products contributed approximately $1,493,000 to gross profit during 2000; however, the divestiture of the Controlvas(R) drug license during the first quarter of 2001 reduced the gross profit contribution from sales of these products to approximately $41,000, in 2001. Approximately 30% of our net sales during the year ended December 31, 2001 were generic product sales, which typically have lower sales prices and gross margins than branded products. In comparison, we sold no generic drug products during the first three quarters of the prior year. As generic product sales become more significant in the future, gross margins may continue to decrease. Additionally, the Ministry of Health in Spain levies on pharmaceutical companies a tax for the purposes of funding rising healthcare costs in Spain. In 2001, this tax had the effect of reducing gross profit by $228,000, or one percentage point.

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

     Research and Development Expenses. Research and development expenses increased by 89.1% from $1,102,000 in 2000 to $2,084,000 in 2001. The $982,000 increase in 2001 was the result of an increase in our costs associated with Phase I Clinical Studies (treatment of nail fungal infections), preclinical programs underway in collaboration with universities and with product formulation and testing efforts being performed in the laboratory in our U.S. headquarters and at our facility in Zaragoza, Spain. We are using our U.S. laboratory to develop potential product applications using our drug delivery technologies. The expenditures in research and development, which totaled $732,000 in the fourth quarter, reflect our focus on projects that are necessary for expansion of our portfolio of marketed products and clinical trials involving our technologies. We expect that our future expenditures for research and development activities will continue to increase as a result of programs that are necessary to advance new applications of our technologies.

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

     Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by 3.8% from $559,000 in 1999 to $580,000 in 2000. The $21,000 increase was the result of higher depreciation charges related to renovations and improvements in our manufacturing facility and our U.S. laboratory and higher amortization charges for recently acquired drug licenses and technologies, partially offset by the effect of fluctuations in foreign currency exchange rates.

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


                                                                   THREE MONTHS ENDED (UNAUDITED)
                                                                   ------------------------------
                                                   FISCAL 2000                                        FISCAL 2001
                                                   -----------                                        -----------
                                     3/31/00     6/30/00     9/30/00      12/31/00     3/31/01     6/30/01      9/30/01     12/31/01
                                     -------     -------     -------      --------     -------     -------      -------     --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales.....................        $5,085      $4,594      $3,626        $5,312      $5,814      $6,125       $6,316       $8,156
Gross profit..................         3,127       2,858       2,143         3,300       3,365       3,438        3,608        4,538
Income (loss) from operations.           468       (101)       (476)         (405)       4,612       (468)          120        (402)
Net income (loss).............            41       (182)       (419)         (185)       2,642       (569)        (149)        (563)
Net income (loss) per common
  share:
  Basic.......................            $-      $(.01)      $(.03)        $(.02)        $.19      $(.04)       $(.01)       $(.04)
  Diluted.....................            $-      $(.01)      $(.03)        $(.02)        $.17      $(.04)       $(.01)       $(.04)


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

     In addition to our short-term borrowings and long-term debt, we have fixed contractual obligations under various lease agreements. Our contractual obligations were comprised of the following as of December 31, 2001:


                                                                                      PAYMENTS DUE BY PERIOD
                                                                                      ----------------------
                                                                                  LESS
                                                                                 THAN 1        1-3       4-6     7-10
CONTRACTUAL OBLIGATIONS                                                TOTAL       YEAR      YEARS     YEARS    YEARS
                                                                       -----       ----      -----     -----    -----
                                                                                        (IN THOUSANDS)

Short-term borrowings...........................................     $ 1,757    $ 1,757    $     -    $    -    $   -
Long-term debt, including imputed interest of $72,000...........         214          -         30        92       92
Operating leases................................................       2,945        736      2,117        92        -
                                                                     -------    -------    -------    ------    -----

Total contractual cash obligations..............................     $ 4,916    $ 2,493    $ 2,147    $  184    $  92
                                                                     =======    =======    =======    ======    =====

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Currency. A substantial amount of our business is conducted in Europe and is therefore influenced to the extent to which there are fluctuations in the U.S. Dollar's value against other currencies, specifically the Euro and the Spanish Peseta. On January 1, 1999, the Euro became the official currency of European Union (EU) member states with a fixed conversion rate against their national currencies. The value of the Euro against the U.S. Dollar and all other currencies, including the EU member states that are not participating in the Euro zone, will fluctuate according to market conditions. The permanent value of one Euro in Spain was fixed at 166.386 Spanish Pesetas. The exchange rate at December 31, 2001 and 2000 was 186.93 Spanish Pesetas (1.12 Euros) and 178.02 Spanish Pesetas (1.07 Euros) per U.S. Dollar, respectively. The weighted average exchange rate for the years ended December 31, 2001 and 2000 was 185.93 Spanish Pesetas (1.12 Euros) and 180.66 Spanish Pesetas (1.09 Euros) per U.S. Dollar, respectively. The effect of foreign currency fluctuations on long lived assets for the year ended December 31, 2001 was a decrease of $842,000 and the cumulative historical effect was a decrease of $3,470,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive loss. Although exchange rates fluctuated significantly in recent years, including, the weakening of the Euro in relation to the U.S. Dollar in 1999, 2000 and the first six months of 2001, we do not believe that the effect of foreign currency fluctuation is material to our results of operations as the expenses related to much of our foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation, as can the translated amounts of net sales and expenses.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


NAME                             AGE      POSITION

James R. Murphy                  52       Chairman, President, Chief Executive Officer and Director

Michael McGovern                 58       Vice Chairman and Director

Robert M. Stote, M.D.            62       Senior Vice President, Chief Science Officer and Director

Michael D. Price                 44       Vice President, Chief Financial Officer, Treasurer, Secretary and Director

Robert J. Gyurik                 55       Vice President of Pharmaceutical  Development and  Director

Jordan A. Horvath                40       Vice President and General Counsel

Charles L. Bolling               78       Director

Miguel Fernandez                 71       Director

William A. Packer                67       Director


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

     MICHAEL MCGOVERN has served as one of our directors since 1997 and was named Vice Chairman of Bentley in October 1999. Mr. McGovern serves as President of McGovern Enterprises, a provider of corporate and financial consulting services, which he founded in 1975. Mr. McGovern is Chairman of the Board of Specialty Surgicenters, Inc. and Training Solutions Interactive, Inc.; is Vice Chairman of the Board of Employment Technologies, Inc. and is a Director on the corporate board of the Reynolds Development Company. Mr. McGovern received a B.S. and M.S. in accounting and his Juris Doctor from the University of Illinois.

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

Exhibit
Number       Description
------       -----------

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

Exhibit
Number       Description
------       -----------

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

10.10(a)***  License Agreement between the Registrant and Auxilium A2, Inc.
             dated May 31, 2000. (1)

10.10(b)***  Amendment No. 1, dated October 2000, to License Agreement between the Registrant and Auxilium A2, Inc.

10.10(c)***  Amendment No. 2, dated May 31, 2001, to License Agreement between the Registrant and Auxilium A2, Inc. (1)

10.11**      Agreement between the Registrant and Pfizer Inc dated October 25,
             2001.

10.12(a)***  License Agreement between Laboratorios Belmac, S.A., Laboratorios
             Davur, S.A. and Teva Pharmaceutical Industries Ltd. dated July 18, 2000. (1)

10.12(b)***  Supply Agreement between Laboratorios Belmac, S.A., Laboratorios
             Davur, S.A. and Teva Pharmaceuticals Industries Ltd. dated July 18, 2000. (1)

10.12(c)***  Rights Agreement betweenLaboratorios Belmac, S.A. and Teva
             Pharmaceuticals Industries Ltd. dated July 18, 2000.

21.1*        Subsidiaries of the Registrant.

23.1***      Consent of Deloitte & Touche LLP.

(b)          Reports on Form 8-K filed during the fiscal quarter ended December
             31, 2001:

             None.

---------------

*            Previously filed with initial filing of this Form 10-K.
**           Previously filed with Amendment No. 1 to this Form 10-K.
***          Filed herewith.

(1) Confidential treatment has been requested with respect to certain portions of this exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BENTLEY PHARMACEUTICALS, INC.


                                   By:      /s/ MICHAEL D. PRICE
                                            ------------------------------------
                                            Michael D. Price
                                            Vice President and Chief Financial
                                            Officer
                                            Date:  April 11, 2002

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



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Boston, Massachusetts
February 8, 2002

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
                                                               (IN THOUSANDS)

                                     ASSETS
Current assets:
  Cash and cash equivalents................................  $ 5,736    $ 4,816
  Receivables, net.........................................    6,937      5,135
  Inventories, net.........................................    2,563      1,827
  Deferred foreign taxes...................................      141        851
  Prepaid expenses and other...............................      462        475
                                                             -------    -------
    Total current assets...................................   15,839     13,104
                                                             -------    -------
Non-current assets:
  Fixed assets, net........................................    5,595      4,139
  Drug licenses and related costs, net.....................   10,276     10,979
  Other....................................................      409        655
                                                             -------    -------
    Total non-current assets...............................   16,280     15,773
                                                             -------    -------
                                                             $32,119    $28,877
                                                             =======    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................  $ 4,820    $ 2,645
  Accrued expenses.........................................    2,490        968
  Short-term borrowings....................................    1,757      2,447
  Current portion of long-term debt........................       --        738
  Deferred income..........................................      496      2,564
                                                             -------    -------
    Total current liabilities..............................    9,563      9,362
                                                             -------    -------
Non-current liabilities:
  Foreign taxes payable....................................    1,827        908
  Long-term debt...........................................      142        623
  Other....................................................      163        168
                                                             -------    -------
    Total non-current liabilities..........................    2,132      1,699
                                                             -------    -------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value, authorized 2,000
    shares, issued and outstanding, none...................       --         --
  Common stock, $.02 par value, authorized 35,000 shares,
    issued and outstanding, 14,585 and 13,914 shares.......      292        278
  Stock purchase warrants (to purchase 3,424 and 4,038
    shares of common stock)................................      433        632
  Additional paid-in capital...............................   97,501     95,227
  Accumulated deficit......................................  (74,332)   (75,693)
  Accumulated other comprehensive loss.....................   (3,470)    (2,628)
                                                             -------    -------
    Total stockholders' equity.............................   20,424     17,816
                                                             -------    -------
                                                             $32,119    $28,877
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

NOTE 3--RECEIVABLES

    Receivables consist of the following:

                                                                DECEMBER 31,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
                                                               (IN THOUSANDS)

Trade receivables (of which $1,747 and $967, respectively,
  collateralize short-term borrowings with Spanish financial
  institutions)............................................   $6,397     $4,807
VAT, income and social security taxes receivable...........      584        214
Other......................................................       22        184
                                                              ------     ------
                                                               7,003      5,205
Less-allowance for doubtful accounts.......................      (66)       (70)
                                                              ------     ------
                                                              $6,937     $5,135
                                                              ======     ======


NOTE 4--INVENTORIES

    Inventories consist of the following:

                                                                DECEMBER 31,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
                                                               (IN THOUSANDS)

Raw materials..............................................   $1,387     $  692
Finished goods.............................................    1,230      1,196
                                                              ------     ------
                                                               2,617      1,888
Less-allowance for slow moving inventory...................      (54)       (61)
                                                              ------     ------
                                                              $2,563     $1,827
                                                              ======     ======

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTE 5--FIXED ASSETS

    Fixed assets consist of the following:

                                                                DECEMBER 31.
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
                                                               (IN THOUSANDS)

Land.......................................................  $   790    $   830
Buildings and improvements.................................    3,008      2,607
Equipment..................................................    3,168      1,843
Furniture and fixtures.....................................      692        610
Leasehold improvements.....................................       44         44
Equipment under capital lease..............................       --         27
                                                             -------    -------
                                                               7,702      5,961
Less-accumulated depreciation..............................   (2,107)    (1,822)
                                                             -------    -------
                                                             $ 5,595    $ 4,139
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

NOTE 6--DRUG LICENSES AND RELATED COSTS

    Drug licenses and related costs consist of the following:

                                                                DECEMBER 31,
                                                             -------------------
                                                              2001       2000
                                                            --------   --------
                                                                (IN THOUSANDS)

Drug licenses and related costs............................  $12,245    $12,269
Less-accumulated amortization..............................   (1,969)    (1,290)
                                                             -------    -------
                                                             $10,276    $10,979
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
                                                        ======      ======      =======

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTE 12--PROVISION FOR INCOME TAXES (CONTINUED)

    A reconciliation between the federal statutory rate and the Company's effective income tax rate is as follows:

                                                                 FOR THE YEAR ENDED DECEMBER 31
                                                             --------------------------------------
                                                               2001           2000           1999
                                                             --------       --------       --------
                                                                          (IN THOUSANDS)
Statutory federal income tax (benefit)................        $1,296         $(178)         $(105)
Permanent differences from foreign subsidiary.........           202          (257)           208
Valuation allowance...................................           954           657            678
                                                              ------         -----          -----
                                                              $2,452         $ 222          $ 781
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

     On February 4, 2002, the Company was notified that a legal proceeding had been commenced against it by Merck & Co. Inc. and its Spanish subsidiary, Merck Sharp & Dohme de Espana, S.A., (together "Merck") alleging that the Company violated Merck's patents in the production of the product simvastatin. The case was brought against the Company's Spanish subsidiaries in the 39th First Instance Court of the City of Madrid. Merck requested after a hearing that the court grant an injunction ordering the Company not to manufacture or market simvastatin. On February 18, 2002, the court refused to grant the requested injunction and dismissed the case on February 25, 2002, awarding the Company court and legal fees. There were no sales of simvastatin included in consolidated net sales for the year ended December 31, 2001, as the product was launched in late January 2002.

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