Form 10-Q
period 2002-03-31
BENTLEY PHARMACEUTICALS INC
filed 2002-05-07
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to___________________

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

The number of shares of the registrant's common stock outstanding as of April 30, 2002 was 17,229,670.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
                                      INDEX


Part I.  FINANCIAL INFORMATION                                              PAGE
         ---------------------                                              ----

         Item 1.  Consolidated Financial Statements (unaudited):

                  Consolidated  Balance Sheets as of March 31, 2002 and
                  December 31, 2001                                            3

                  Consolidated   Statements   of   Operations   and  of
                  Comprehensive  Income  (Loss)  for the  three  months
                  ended March 31, 2002 and 2001                                4

                  Consolidated  Statement  of Changes in  Stockholders'
                  Equity for the three months ended March 31, 2002             5

                  Consolidated  Statements  of Cash Flows for the three
                  months ended March 31, 2002 and 2001                         6

                  Notes to Consolidated Financial Statements                   8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         13

         Item 3. Quantitative and Qualitative Disclosures About Market Risk   18

Part II. OTHER INFORMATION
         -----------------

         Item 1. Legal Proceedings                                            20

PART I. FINANCIAL INFORMATION
        ---------------------

     Item 1. Consolidated Financial Statements (unaudited)


                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                           (unaudited)
(in thousands, except per share data)                                       March 31,                 December 31,
                                                                              2002                        2001
                                                                            ---------                 ------------
ASSETS
------
Current assets:
 Cash and cash equivalents                                                  $  4,172                     $  5,736
 Receivables, net                                                              8,237                        6,937
 Inventories, net                                                              3,047                        2,563
 Deferred taxes                                                                  138                          141
 Prepaid expenses and other                                                    1,055                          462
                                                                            --------                     --------
  Total current assets                                                        16,649                       15,839
                                                                            --------                     --------
Non-current assets:
 Fixed assets, net                                                             6,172                        5,595
 Drug licenses and related costs, net                                         10,084                       10,276
 Other                                                                           307                          409
                                                                            --------                     --------
   Total non-current assets                                                   16,563                       16,280
                                                                            --------                     --------
                                                                            $ 33,212                     $ 32,119
                                                                            ========                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                          $  5,727                     $  4,820
  Accrued expenses                                                             3,170                        2,490
  Short-term borrowings                                                          193                        1,757
  Current portion of long-term debt                                              117                           --
  Deferred income                                                                848                          496
                                                                            --------                     --------
    Total current liabilities                                                 10,055                        9,563
                                                                            --------                     --------
Non-current liabilities:
   Taxes payable                                                               1,773                        1,827
   Long-term debt                                                                245                          142
   Other                                                                         163                          163
                                                                            --------                     --------
     Total non-current liabilities                                             2,181                        2,132
                                                                            --------                     --------
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $1.00 par value, authorized 2,000
  shares, issued and outstanding, zero shares                                     --                           --
 Common stock, $.02 par value, authorized 35,000 shares,
  issued and outstanding, 14,719 and 14,585 shares                               295                          292
 Stock purchase warrants (to purchase 3,423 and 3,424
  shares of common stock)                                                        433                          433
 Additional paid-in capital                                                   98,174                       97,501
 Accumulated deficit                                                         (74,197)                     (74,332)
 Accumulated other comprehensive loss                                         (3,729)                      (3,470)
                                                                            --------                     --------
     Total stockholders' equity                                               20,976                       20,424
                                                                            --------                     --------
                                                                            $ 33,212                     $ 32,119
                                                                            ========                     ========

      The accompanying unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND OF COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)


(in thousands, except per share data)       For the Three Months Ended March 31,
                                            ------------------------------------
                                                   2002         2001
                                                 --------    --------
Revenues:
  Net product sales                              $  9,306    $  5,814
  Research and development collaboration              117           -
                                                 --------    --------
  Total Revenues                                    9,423       5,814

Cost of net product sales                           4,025       2,449
                                                 --------    --------

Gross profit                                        5,398       3,365
                                                 --------    --------
Operating expenses:
 Selling and marketing                              2,610       2,190
 General and administrative                         1,094         880
 Research and development                             764         421
 Depreciation and amortization                        247         239
                                                 --------    --------

  Total operating expenses                          4,715       3,730
                                                 --------    --------

Gain on sale of drug licenses                          72       4,977
                                                 --------    --------

Income from operations                                755       4,612
                                                 --------    --------
Other income (expenses):

 Interest income                                        8          58
 Interest expense                                     (43)        (71)
 Other                                                 12           2
                                                 --------    --------

Income before income taxes                            732       4,601

Provision for foreign income taxes                    597       1,959
                                                 --------    --------

Net income                                       $    135    $  2,642
                                                 ========    ========

Net income per common share:
Basic                                            $   0.01    $   0.19
                                                 ========    ========
Diluted                                          $   0.01    $   0.17
                                                 ========    ========
Weighted average common shares outstanding:
Basic                                              14,634      13,915
                                                 ========    ========
Diluted                                            17,922      15,882
                                                 ========    ========
Net income                                       $    135    $  2,642
Other comprehensive (loss) income:
  Foreign currency translation losses                (259)       (978)
                                                 --------    --------
Comprehensive (loss) income                      $   (124)   $  1,664
                                                 ========    ========


      The accompanying unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.


                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)


                                        $.02 Par Value                                                  Accumulated
                                         Common Stock        Stock       Additional                        Other
                                      ------------------    Purchase      Paid-In     Accumulated      Comprehensive
(in thousands)                        Shares      Amount    Warrants      Capital       Deficit            Loss        Total
                                      ------      ------    --------     ----------   -----------      -------------   -----
Balance at December 31, 2001          14,585       $292      $433        $97,501       $(74,332)       $(3,470)      $20,424

Exercise of stock options/warrants       122          3        --            555             --             --           558

Equity based compensation                 12         --        --            118             --             --           118

Foreign currency translation
adjustments, net                          --         --        --             --             --           (259)         (259)

Net income                                --         --        --             --            135             --           135
                                      ------       ----      ----        -------       --------        -------       -------
Balance at March 31, 2002             14,719       $295      $433        $98,174       $(74,197)       $(3,729)      $20,976
                                      ======       ====      ====        =======       ========        =======       =======


      The accompanying unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                      For the Three Months
                                                                          Ended March 31,
                                                                     ----------------------
(in thousands)                                                        2002             2001
                                                                      ----             ----
Cash flows from operating activities:
 Net income                                                         $   135         $  2,642
 Adjustments to reconcile net income to
    net cash used in operating activities:
    Gain on sale of drug licenses                                       (72)          (4,977)
    Depreciation and amortization                                       247              239
    Equity-based compensation expense                                   118              104
    Other non-cash items                                                502              118
    (Increase) decrease in assets and
     increase (decrease) in liabilities:
     Receivables                                                     (1,024)            (391)
     Inventories                                                       (549)             (54)
     Prepaid expenses and other current assets                         (688)              24
     Other assets                                                        99              (35)
     Accounts payable and accrued expenses                              609              731
     Deferred income                                                    159            1,575
     Other liabilities                                                   --              (41)
                                                                     --------        --------
      Net cash used in operating activities                            (464)             (65)
                                                                     --------        --------

Cash flows from investing activities:
  Proceeds from sale of drug licenses                                   338            2,582
  Proceeds from sale of investments                                   5,740           10,200
  Purchase of investments                                            (5,734)         (10,162)
  Additions to fixed assets                                            (458)            (297)
  Additions to drug licenses and related costs                         (213)              --
                                                                    --------         --------
         Net cash (used in) provided by investing activities           (327)           2,323
                                                                    --------         --------


                          (Continued on following page)

      The accompanying unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
                                   (unaudited)


(in thousands)                                                               For the Three Months
                                                                                Ended March 31,
                                                                             --------------------
                                                                               2002          2001
                                                                             -------        ------
Cash flows from financing activities:
 Proceeds from exercise of stock options/warrants                            $   558       $    21
 Repayment of borrowings                                                      (1,952)       (1,873)
 Proceeds from borrowings                                                        619            --
                                                                             -------       -------
     Net cash used in financing activities                                      (775)       (1,852)
                                                                             -------       -------
Effect of exchange rate changes on cash                                            2           (62)
                                                                             -------       -------
Net (decrease) increase in cash and cash equivalents                          (1,564)          344

Cash and cash equivalents at beginning of period                               5,736         4,816
                                                                             -------       -------
Cash and cash equivalents at end of period                                   $ 4,172       $ 5,160
                                                                             =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The Company paid cash during the period for (in thousands):

Interest                                                                     $    41       $    70
                                                                             =======       =======
Income taxes                                                                 $    --       $    --
                                                                             =======       =======

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
The Company has issued Common Stock in exchange for services as follows
(in thousands):

Shares                                                                            12            20
                                                                             =======       =======
Amount                                                                       $   118       $   104
                                                                             =======       =======
Fixed asset and drug license purchases included in accounts payable          $   577       $   103
                                                                             =======       =======


      The accompanying unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

            BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HISTORY AND OPERATIONS:

     Bentley Pharmaceuticals, Inc. and its Subsidiaries is a U.S.-based international specialty pharmaceutical company focused on advanced drug delivery technologies and pharmaceutical products. We own U.S. and international patent and other proprietary rights to technologies that enhance or facilitate the absorption of drugs across biological membranes. We are developing products incorporating these technologies and seek to form strategic alliances with major pharmaceutical and biotechnology companies to facilitate the development and commercialization of our products. We currently have strategic alliances with Pfizer Inc and Auxilium Pharmaceuticals, Inc. and are in preliminary discussions with a number of large pharmaceutical companies to form additional alliances. Bentley Pharmaceuticals is incorporated in the State of Delaware.

     We also have a commercial presence in Spain, where we manufacture and market branded and generic pharmaceutical products within four therapeutic areas: cardiovascular, gastrointestinal, neurological and infectious diseases.

     We anticipated the opportunities that the emerging generic drug market in Spain presented and began taking measures over three years ago to enter the Spanish generic drug market. We created Laboratorios Davur, a wholly-owned subsidiary of our Spanish entity, Laboratorios Belmac, to register, market and distribute generic pharmaceutical products in Spain and began aligning our business model to be competitive in this arena, including hiring and training a new generic sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position our Spanish generic subsidiary as a leader in the Spanish generic drug market. In July 2000, we entered into a strategic alliance with Teva Pharmaceutical Industries, Ltd. ("Teva"), whereby we have received the right to register and market in Spain more than 75 of Teva's products. Teva also entered into a supply agreement with us pursuant to which Teva will manufacture the products and supply them to us for marketing and sale in Spain. Teva was also granted a right of first refusal to acquire Laboratorios Davur in the event that we decide to sell that subsidiary or its direct parent, Laboratorios Belmac. We also granted Teva the right to bid for Laboratorios Belmac in the event we decide to sell that subsidiary.

BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:

     The consolidated financial statements of Bentley Pharmaceuticals, at March 31, 2002 and 2001 included herein, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States of America have been condensed or omitted in so far as such information was disclosed in our consolidated financial statements for the year ended December 31, 2001. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     In the opinion of management, the accompanying unaudited consolidated financial statements for the period ended March 31, 2002 and 2001 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2001 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Bentley's financial position as of March 31, 2002 and the results of our operations and our cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 should not necessarily be considered indicative of the results to be expected for the year.

CASH AND CASH EQUIVALENTS:

     Included in cash and cash equivalents at March 31, 2002 and December 31, 2001 are approximately $2,428,000 and $4,560,000, respectively, of short-term investments considered to be cash equivalents, as the original maturity dates of such investments were three months or less when purchased.

INVENTORIES:

     Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method, and are comprised of the following (in thousands):


                                             March 31, 2002    December 31, 2001
'                                            --------------    -----------------

Raw materials                                   $ 2,159             $ 1,387

Finished goods                                      940               1,230
                                                -------             -------

                                                  3,099               2,617

Less allowance for slow moving inventory            (52)                (54)
                                                -------             -------
                                                $ 3,047             $ 2,563
                                                =======             =======

SALE OF LACTOLIOFIL(R):

     In November 2001, we agreed to sell the trademark, registration rights and dossier for our pharmaceutical product, Lactoliofil(R), to a third party for 162,000 Euros (approximately $145,000). We received a deposit of 81,000 Euros (approximately $72,500) from the purchaser in November 2001, which was reflected as deferred income in the Consolidated Balance Sheet as of December 31, 2001. We received a second payment of 81,000 Euros (approximately $72,500) upon approval of the transfer of the rights to the purchaser by the Spanish Ministry of Health, which occurred during the quarter ended March 31, 2002. As a result, we recognized a pre-tax gain of approximately $72,000 during the first quarter of 2002 on this sale.

SALE OF BIOLID(R):

     In February 2002, we agreed to sell the trademark, registration rights and dossier for our pharmaceutical product, Biolid(R), to a third party for 601,000 Euros (approximately $526,000). We received a deposit of 303,000 Euros (approximately $265,000) from the purchaser in February 2002, which was reflected as deferred income in the Consolidated Balance Sheet as of March 31, 2002. We expect to receive the balance of 298,000 Euros (approximately $261,000) upon approval of the transfer of the rights to the purchaser by the Spanish Ministry of Health, which we expect to occur during the quarter ending June 30, 2002, which should result in a pre-tax gain of approximately $520,000.

PROVISION FOR INCOME TAXES:

     We recorded a provision for foreign income taxes totaling $597,000 for the three months ended March 31, 2002 as a result of reporting taxable income for tax purposes in Spain, including the capital gains tax arising from the sale of Lactoliofil(R). This amount represents 38% of pre-tax income reported in Spain. No benefit has been recorded for U.S. losses, which totaled $824,000. The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income primarily as a result of the change in the valuation allowance to offset domestic deferred tax assets and certain nondeductible expenses in Spain.

BASIC AND DILUTED INCOME PER COMMON SHARE:

     Basic and diluted net income per common share is presented in accordance with SFAS No. 128, "Earnings per Share".

     Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding during each period. The effect of our outstanding stock options and stock purchase warrants were considered in the diluted income per share calculations for the three months ended March 31, 2002 and 2001.

     The following is a reconciliation between basic and diluted net income per common share for the three months ended March 31, 2002 and 2001. Dilutive securities issuable for the three months ended March 31, 2002 include approximately 1,358,000 shares issuable as a result of exercisable Class B Warrants and approximately 1,930,000 shares issuable as a result of various stock options and other warrants that are outstanding and exercisable. Dilutive securities issuable for the three months ended March 31, 2001 include approximately 515,000 shares issuable as a result of exercisable Class B Warrants and approximately 1,452,000 shares issuable as a result of various stock options and other warrants that are outstanding and exercisable.

                      (in thousands, except per share data)

     For the Quarter Ended March 31, 2002:

                                                 Effect of
                                    Basic        Dilutive      Diluted
                                     EPS        Securities       EPS
                                   -------      ----------    --------
Net Income                         $   135         ---        $   135
Number of Common Shares             14,634        3,288        17,922
Net Income Per Common Share        $   .01        ($.00)      $   .01


     For the Quarter Ended March 31, 2001:

                                                 Effect of
                                    Basic        Dilutive      Diluted
                                     EPS        Securities       EPS
                                   -------      ----------    --------
Net Income                         $ 2,642         ---        $ 2,642
Number of Common Shares             13,915        1,967        15,882
Net Income Per Common Share        $   .19        ($.02)      $   .17

RECLASSIFICATIONS:

     Certain prior period amounts have been reclassified to conform with the current period's presentation. Such reclassifications are not material to the consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS:

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supersedes APB No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for by a single method - the purchase method. SFAS No. 141 also provides guidance on the recognition of intangible assets identified in a business combination and requires enhanced financial statement disclosures. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. In addition, SFAS No. 142 concludes that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 142 is required for fiscal years beginning after December 15, 2001 (the year 2002 for Bentley), except for the non-amortization and amortization provisions which are required for goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on our financial position, results of operations or cash flows.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes previous guidelines for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. We believe that the adoption of SFAS No. 144, on January 1, 2002, did not have a material impact on our financial position or results of operations.

SUBSEQUENT EVENT:

     On April 17, 2002, we completed an equity offering of 2,500,000 shares of our Common Stock at $9.80 per share, and received net proceeds of approximately $22,300,000, after deduction of estimated offering costs.

     Item 2.     BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES
----------------------------

     Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in our Annual Report of Form 10-K for the year ended December 31, 2001. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

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

RESULTS OF OPERATIONS:
----------------------

Three Months Ended March 31, 2002 versus Three Months Ended March 31, 2001
--------------------------------------------------------------------------

     Net Product Sales. Net product sales increased by 60% from $5,814,000 in the three months ended March 31, 2001 to $9,306,000 in the three months ended March 31, 2002. The $3,492,000 increase was primarily the result of our continuing efforts to increase sales in the generic drug market in Spain. We anticipated the opportunities in the emerging generic drug market in Spain and began taking measures over three years ago to enter the Spanish generic drug market. We began to register, manufacture and market generic pharmaceutical products in Spain and began aligning our business model to be competitive in this arena, including hiring and training a new generic products sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position ourselves as a leader in the Spanish generic drug market. Although in Spain we reported an increase in net sales of 67% in local currency in the first quarter of 2002 compared to the same quarter of the prior year, a 3% decline in the value of the Euro negatively impacted revenues by approximately $392,000.

     Research and Development Collaboration Revenues. Research and development collaboration revenues totaled $117,000 in the three months ended March 31, 2002. We entered into a research collaboration, whereby our collaborator agreed to fund a research and development program to combine Bentley's patented CPE-215 drug delivery technologies with certain proprietary compounds. Our collaborator advanced to us $250,000 during the fourth quarter of 2001, which we recorded as deferred income as of December 31, 2001, and we will recognize as revenue when the related costs are incurred. The remaining $133,000 continues to be reflected on the Consolidated Balance Sheet as deferred income as of March 31, 2002.

     Gross Profit. Gross profit increased by 60% from $3,365,000 in the three months ended March 31, 2001 to $5,398,000 in the three months ended March 31, 2002. The $2,033,000 increase was the direct result of the growth in our net product sales during the period. Our gross margins on net product sales for the first quarter of 2002 remained constant at 58% when compared to the same quarter of the prior year. Sales of generic products accounted for approximately 43% of our net product sales during the quarter ended March 31, 2002, compared to 19% in the first quarter of the prior year. Although we expect to continue to benefit from economies of scale in the future as we grow, gross margins may decrease as sales of generic product become more significant in the future. Additionally, the Ministry of Health in Spain levies on pharmaceutical companies a tax for the purposes of funding rising healthcare costs in Spain. In the first quarter of 2002, this tax had the effect of reducing gross profit by approximately $136,000, or one percentage point.

     Selling and Marketing Expenses. Selling and marketing expenses increased by 19% from $2,190,000 in the first quarter of 2001 to $2,610,000 in the first quarter of 2002. The $420,000 increase was the result of our sales and marketing programs designed to introduce and support the launches of new generic drug products. Selling and marketing expenses as a percentage of net product sales, however, declined to 28% in the first quarter of 2002 compared to 38% in the first quarter of 2001. The 3% decline in the value of the Euro, in relation to the U.S. Dollar, during the period, had the effect of reducing selling and marketing expenses by $92,000 in the first quarter of 2002.

     General and Administrative Expenses. General and administrative expenses increased by 24% from $880,000 in the first quarter of 2001 to $1,094,000 in the first quarter of 2002. The $214,000 increase was the result of increased general and administrative activities required to support our revenue growth in the first quarter of 2002. General and administrative expenses as a percent of total revenues declined to 12% in the first quarter of 2002 compared to 15% in the first quarter of 2001. The 3% decline in the value of the Euro, in relation to the U.S. Dollar, during the period, had the effect of reducing general and administrative expenses by $19,000 in the first quarter of 2002.

     Research and Development Expenses. Research and development expenses increased by 81% from $421,000 in the first quarter of 2001 to $764,000 in the first quarter of 2002. The $343,000 increase was the result of an increase in our costs associated with our research and development collaboration as well as our Phase I/II Clinical Studies (treatment of nail fungal infections), pre-clinical programs underway in collaboration with universities and with product formulation and testing efforts being performed in the laboratory in our U.S. headquarters and at our facility in Zaragoza, Spain. We are using our U.S. laboratory to develop potential product applications using our drug delivery technologies. The expenditures in research and development reflect our focus on projects that are necessary for expansion of our portfolio of marketed products and clinical trials involving our drug delivery technologies. We expect that our future expenditures for research and development activities will continue to increase as a result of programs that are necessary to advance new applications of our technologies.

     Provision for Income Taxes. We generated additional U.S. federal net operating loss carry-forwards in the first quarter of 2002. However, since we are not assured of future profitable domestic operations, we have recorded a valuation allowance for any future tax benefit of such losses in the U.S. Therefore, no benefit has been recognized with respect to U.S. losses reported in the first quarter of 2002. We recorded a provision for foreign income taxes totaling $597,000 (38% of Spanish pre-tax income) for the first quarter of 2002 compared to a provision for foreign income taxes of $1,959,000 in the prior year. The first quarter 2002 provision for income taxes included approximately $569,000 as a result of reporting taxable income from operations in Spain and approximately $28,000 as a result of capital gains taxes arising from the sale of Lactoliofil, whereas the provision for income taxes in the first quarter of the prior year included approximately $138,000 as a result of reporting taxable income from operations in Spain and approximately $1,821,000 as a result of capital gains taxes arising from the sale of drug licenses. The provision for foreign income taxes would have been $21,000 higher than reported, absent the 3% decline in the value of the Euro in relation to the U.S. Dollar during the period.

     Net Income. Including the $72,000 pre-tax gain on sale of the Lactoliofil drug license, we reported income from operations of $755,000 for the first quarter of 2002 compared to income from operations of $4,612,000 (including $4,977,000 of pre-tax gain on sale of the Controlvas drug license) in the first quarter of the prior year. Excluding the $72,000 pre-tax gain from the sale of the Lactoliofil(R) drug license, the income from operations for the quarter ended March 31, 2002 totaled $683,000. The combination of income from operations of $755,000 and the non-operating items, primarily the provision for foreign income taxes of $597,000, resulted in net income of $135,000, or $.01 per basic and diluted common share on 14,634,000 weighted average basic common shares outstanding (17,922,000 weighted average diluted common shares outstanding) for the first quarter of 2002, compared to net income in the first quarter of the prior year of $2,642,000, or $.19 per basic share ($.17 per diluted common share) on 13,915,000 weighted average basic common shares outstanding (15,882,000 weighted average diluted common shares outstanding).

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

     Total assets increased from $32,119,000 at December 31, 2001 to $33,212,000 at March 31, 2002, while Stockholders' Equity increased from $20,424,000 at December 31, 2001 to $20,976,000 at March 31, 2002. The increase in Stockholders' Equity reflects primarily net income of $135,000 and net proceeds from the exercise of stock options and warrants totaling $558,000 received in the first quarter of 2002, partially offset by the impact of the fluctuation of the Euro/US dollar exchange rate which totaled $259,000 in the first quarter of 2002.

     Working capital increased from $6,276,000 at December 31, 2001 to $6,594,000 at March 31, 2002, primarily as a result of proceeds from exercises of stock options and warrants, partially offset by additions to fixed assets and drug licenses.

     Cash and cash equivalents decreased from $5,736,000 at December 31, 2001 to $4,172,000 at March 31, 2002, primarily as a result of reducing borrowings by $1,333,000 net, additions to fixed assets totaling 458,000, and the use of cash for operating activities totaling $464,000, partially offset by proceeds received from exercises of stock options and warrants totaling $558,000 during the first quarter of 2002. Included in cash and cash equivalents at March 31, 2002 are approximately $2,428,000 of short-term investments considered to be cash equivalents.

     Receivables increased from $6,937,000 at December 31, 2001 to $8,237,000 at March 31, 2002 as a direct result of the increase in net product sales. Receivables increased by approximately $1,475,000 in local currency, but fluctuations in foreign currency exchange rates offset the increase by approximately $175,000. We have not experienced any material delinquent accounts on our receivables. Inventories increased from $2,563,000 at December 31, 2001 to $3,047,000 at March 31, 2002 as a result of raw materials purchases in anticipation of continuing demand for our generic products.

     The combined total of accounts payable and accrued expenses increased from $7,310,000 at December 31, 2001 to $8,897,000 at March 31, 2002, primarily due to accruals for taxes payable (approximately $790,000), as well as for inventory purchases (approximately $580,000), additions to fixed assets and drug licenses (approximately $64,000) and reserves for potential sales returns (approximately $49,000), partially offset by the effect of fluctuations in foreign currency exchange rates (approximately $52,000).

     Short-term borrowings and current portion of long-term debt decreased from $1,757,000 at December 31, 2001 to $310,000 at March 31, 2002, as a result of a reduction in the amount of discounted trade receivables, combined with the effect of fluctuations in foreign currency exchange rates. The weighted average interest rate on our short-term borrowings is 4.1%.

     Long-term debt, which totaled $142,000 at December 31, 2001, increased to $245,000 during the three months ended March 31, 2002 as a result of long term equipment financing. The weighted average interest rate (including imputed interest) on our long-term debt is 5.0%.

     Operating activities for the three months ended March 31, 2002 used net cash of $464,000. Investing activities, primarily additions to machinery and equipment and capital improvements to the manufacturing facility in Spain and additions to drug licenses used net cash of $327,000 during the three months ended March 31, 2002. Financing activities, primarily repayments of borrowings, partially offset by proceeds from borrowings and from the exercise of stock options and warrants used net cash of $775,000 during the three months ended March 31, 2002.

     Seasonality. In the past, we have experienced lower sales in the third calendar quarter and higher sales in the fourth calendar quarter due to seasonality. As we market more pharmaceutical products whose sales are seasonal, seasonality of sales may become more significant.

     Effect of Inflation and Changing Prices. Neither inflation nor changing prices has materially impacted our net product sales or income from operations for the periods presented.

     Liquidity. Given our current liquidity and cash balances, and considering our future strategic plans (including our budgeted capital improvements and planned equipment purchases), we should have sufficient liquidity to fund operations for at least the next twenty-four months, which should be a sufficient time frame for us to advance our strategic objectives and generate sufficient net product sales and cash flow to support our operating cash flow needs. As mentioned above, we have cash and cash equivalents of approximately $4,172,000 as of March 31, 2002. These resources, combined with net proceeds of approximately $22,300,000 of the equity offering completed in April 2002 and available lines of credit, should be adequate to satisfy our capital and operating requirements during at least the next twenty-four months. We also have outstanding at March 31, 2002 warrants, including our publicly traded Class B Warrants, to purchase approximately 3,423,000 shares of Common Stock. There can be no assurance that any of the warrants will be exercised prior to expiration; however, if all warrants that are currently outstanding are exercised, we would receive aggregate cash proceeds of approximately $16,000,000. The Class B Warrants are scheduled to expire on December 31, 2002. Two Class B Redeemable Warrants, together, entitle a holder, until December 31, 2002, to purchase one share of Common Stock at a price of $5.00 per share. There can be no assurance, however, that changes in our research and development plans or other events affecting our net product sales or operating expenses will not result in the earlier depletion of our funds. We continue to explore alternative sources for financing our business activities. In appropriate situations, that will be strategically determined, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supersedes APB No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for by a single method - the purchase method. SFAS No. 141 also provides guidance on the recognition of intangible assets identified in a business combination and requires enhanced financial statement disclosures. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. In addition, SFAS No. 142 concludes that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 142 is required for fiscal years beginning after December 15, 2001 (the year 2002 for Bentley), except for the non-amortization and amortization provisions which are required for goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on our financial position, results of operations or cash flows.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes previous guidelines for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. We believe that the adoption of SFAS No. 144, on January 1, 2002, did not have a material impact on our financial position or results of operations.

     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

     Foreign Currency. A substantial amount of our business is conducted in Europe and is therefore influenced by the extent to which there are fluctuations in the dollar's value against other currencies, specifically the Euro. The exchange rate at March 31, 2002 and December 31, 2001 was 1.15 euros and 1.12 Euros per U.S. dollar, respectively. The weighted average exchange rate for the three months ended March 31, 2002 and 2001 was 1.12 Euros and 1.08 Euros per U.S. dollar, respectively. The effect of foreign currency fluctuations on long lived assets for the three months ended March 31, 2002 was a decrease of $259,000 and the cumulative historical effect was a decrease of $3,729,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive loss. Although exchange rates fluctuated significantly in recent years, and in particular, the weakening of the Euro in relation to the U.S. dollar in 1999, 2000 and in the first six months of 2001, we do not believe that the effect of foreign currency fluctuation is material to our results of operations as the expenses related to much of our foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation, as can the translated amounts of net product sales and expenses. Nonetheless, we do not plan to modify our business practices.

     We have relied primarily upon financing activities to fund our operations in the United States. In the event that we are required to fund United States operations or cash needs with funds generated in Spain, currency rate fluctuations in the future could have a significant impact on us. However, at the present time, we do not anticipate altering our business plans and practices to compensate for future currency fluctuations.

     Interest Rates. The weighted average interest rate on our short-term borrowings and current portion of long-term debt is 4.1% and the balance outstanding is $310,000 as of March 31, 2002. A portion of our long-term borrowings are non-interest bearing and the balance outstanding on these borrowings at March 31, 2002 is $214,000 including imputed interest (at 6.0%) of $72,000. The balance of our long-term borrowings of $103,000 bears interest at the rate of 2.9%. Consequently, the weighted average interest rate on our long-term borrowings is 5.0%. The effect of an increase in the interest rate of one hundred basis points (to 5.1% on short-term borrowings and to 6.0% on long-term borrowings) would have the effect of increasing interest expense by approximately $6,000 annually.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
-------------------------------------------------------------------------
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------

     The statements contained in this Quarterly Report on Form 10-Q, which are not historical facts contain forward looking information with respect to plans, projections or future performance of Bentley Pharmaceuticals, Inc. ("Bentley"), the occurrence of which involve certain risks and uncertainties that could cause our actual results to differ materially from those expected by Bentley, including but not limited to risks associated with identifying suitable drugs for combination with our drug delivery technologies, expanding generic and branded drug operations, development and commercialization of our products, relationships with our strategic partners, uncertainty of clinical trials results, regulatory approval process, product sales concentration, unpredictability of patent protection, technological changes, the effect of economic conditions, and other uncertainties detailed in Bentley's Annual Report on Form 10-K (SEC File No. 1-10581) for the year ended December 31, 2001.

PART II. OTHER INFORMATION
         -----------------

     Item 1.  Legal Proceedings

     On February 4, 2002, we were notified that a legal proceeding had been commenced against us by Merck & Co. Inc. and its Spanish subsidiary, Merck Sharp & Dohme de Espana, S.A., which alleged that we violated their patents in our production of the product simvastatin and requested an injunction ordering us not to manufacture or market the product. The case was brought against our Spanish subsidiaries in the 39th First Instance Court of the City of Madrid. After a hearing on February 18, 2002, the court refused to grant the requested injunction and dismissed the case on February 25, 2002, awarding us court and legal fees. Merck did not appeal the decision, but has appealed the award of fees. Under Spanish law, although Merck did not appeal the decision, it has the right to reinstitute its claim against us in another proceeding. We launched our Simvastatin product in late January 2002.

     All other items required in Part II have been previously filed or are not applicable for the quarter ended March 31, 2002.

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


                                 BENTLEY PHARMACEUTICALS, INC.
                                 ------------------------------------
                                 Registrant


April 30, 2002                By: /s/ James R. Murphy
                                 ------------------------------------
                                 James R. Murphy
                                 Chairman, President and Chief Executive Officer (principal executive officer)


April 30, 2002                By: /s/ Michael D. Price
                                 ------------------------------------
                                 Michael D. Price
                                 Vice President, Chief Financial Officer,
                                 Treasurer and Secretary (principal financial
                                 and accounting officer)