Form 10-Q
period 2002-06-30
BENTLEY PHARMACEUTICALS INC
filed 2002-08-14
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to_______________________

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

The number of shares of the registrant's common stock outstanding as of August 7, 2002 was 17,373,753.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002
                                      INDEX


Part I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----


          Item 1.  Consolidated Financial Statements:

                   Consolidated Balance Sheets as of June 30, 2002
                   and December 31, 2001                                       3

                   Consolidated Statements of Operations and of
                   Comprehensive Income (Loss) for the three
                   months ended June 30, 2002 and 2001, and the
                   six months ended June 30, 2002 and 2001                     4

                   Consolidated Statement of Changes in Stockholders'
                   Equity for the six months ended June 30, 2002               5

                   Consolidated Statements of Cash Flows
                   for the six months ended June 30, 2002 and 2001             6

                   Notes to Consolidated Financial Statements                  8


          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        13


          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                                20


Part II.  OTHER INFORMATION
          -----------------


          Item 1.  Legal Proceedings                                          22

          Item 4.  Submission of Matters to a Vote of Security Holders        22

          Item 6.  Exhibits and Reports on Form 8-K                           22

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


(in thousands, except per share data)                                         June 30,                December 31,
                                                                                2002                      2001
                                                                                ----                      ----
ASSETS
------

Current assets:
 Cash and cash equivalents                                                    $16,489                    $5,736
 Short-term investments                                                        10,194                         -
 Receivables, net                                                              10,701                     6,937
 Inventories, net                                                               3,899                     2,563
 Deferred taxes                                                                   157                       141
 Prepaid expenses and other                                                       842                       462
                                                                              -------                    ------
    Total current assets                                                       42,282                    15,839
                                                                              -------                    ------
Non-current assets:
 Fixed assets, net                                                              7,330                     5,595
 Drug licenses and related costs, net                                          10,704                    10,276
 Other                                                                            358                       409
                                                                              -------                    ------
    Total non-current assets                                                   18,392                    16,280
                                                                              -------                    ------
                                                                              $60,674                   $32,119
                                                                              =======                   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable                                                              $6,177                    $4,820
 Accrued expenses                                                               4,558                     2,490
 Short-term borrowings                                                            897                     1,757
 Current portion of long-term debt                                                133                         -
 Deferred income                                                                  306                       496
                                                                              -------                    ------
    Total current liabilities                                                  12,071                     9,563
                                                                              -------                    ------
Non-current liabilities:
 Taxes payable                                                                  2,016                     1,827
 Long-term debt                                                                   290                       142
 Other                                                                            163                       163
                                                                              -------                    ------
    Total non-current liabilities                                               2,469                     2,132
                                                                              -------                    ------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value, authorized 2,000 shares, issued
    and outstanding, zero shares                                                    -                         -
  Common stock, $.02 par value, authorized 35,000 shares, issued
    and outstanding, 17,316 and 14,585 shares                                     347                       292
  Stock purchase warrants (to purchase 3,353 and 3,424
  shares of common stock)                                                         432                       433
  Additional paid-in capital                                                  120,657                    97,501
  Accumulated deficit                                                         (73,678)                  (74,332)
  Accumulated other comprehensive loss                                         (1,624)                   (3,470)
                                                                              -------                    ------
    Total stockholders' equity                                                 46,134                    20,424
                                                                              -------                    ------
                                                                              $60,674                   $32,119
                                                                              =======                   =======


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND OF COMPREHENSIVE INCOME (LOSS)


(in thousands, except per share data)                           For the Three Months                For the Six Months
                                                                   Ended June 30,                     Ended June 30,
                                                            ---------------------------         --------------------------
                                                               2002             2001               2002             2001
                                                            -----------      ----------         -----------      ---------
Revenues:
  Net product sales                                          $10,075             $6,125          $19,381           $11,939
  Research and development collaboration                          58                  -              175                 -
                                                             -------             ------          -------           -------
Total revenues                                                10,133              6,125           19,556            11,939

Cost of net product sales                                      4,515              2,687            8,540             5,136
                                                             -------             ------          -------           -------

Gross profit                                                   5,618              3,438           11,016             6,803
                                                             -------             ------          -------           -------

Operating expenses:
 Selling and marketing                                         2,608              2,251            5,218             4,442
 General and administrative                                    1,315                984            2,409             1,863
 Research and development                                        583                463            1,347               884
 Depreciation and amortization                                   237                208              484               447
                                                             -------             ------          -------           -------
  Total operating expenses                                     4,743              3,906            9,458             7,636
                                                             -------             ------          -------           -------

Gain on sale of drug licenses                                    520                  -              592             4,977
                                                             -------             ------          -------           -------
Income (loss) from operations                                  1,395               (468)           2,150             4,144
                                                             -------             ------          -------           -------

Other income (expenses):
 Interest income                                                  85                 33               93                91
 Interest expense                                                (67)               (52)            (110)             (123)
 Other                                                            (8)                12                4                14
                                                             -------             ------          -------           -------
Income (loss) before income taxes                              1,405               (475)           2,137             4,126

Provision for foreign income taxes                               886                 94            1,483             2,053
                                                             -------             ------          -------           -------

Net income (loss)                                               $519              ($569)            $654            $2,073
                                                             =======             ======          =======           =======

Net income (loss) per common share:
  Basic                                                        $0.03             ($0.04)           $0.04             $0.15
                                                             =======             ======          =======           =======
  Diluted                                                      $0.03             ($0.04)           $0.03             $0.13
                                                             =======             ======          =======           =======

Weighted average common shares outstanding:
  Basic                                                       16,823             13,952           15,735            13,941
                                                             =======             ======          =======           =======
  Diluted                                                     20,484             13,952           19,204            15,690
                                                             =======             ======          =======           =======


Net income (loss)                                               $519              ($569)            $654            $2,073

Other comprehensive income (loss):
  Foreign currency translation gains (losses)                  2,105               (501)           1,846            (1,479)
                                                             -------             ------          -------           -------
Comprehensive income (loss)                                   $2,624            ($1,070)          $2,500              $594
                                                             =======             ======          =======           =======


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


(in thousands, except per share data)

                                          $.02 Par Value                                                 Accumulated
                                           Common Stock          Stock      Additional                      Other
                                        --------------------    Purchase     Paid-In     Accumulated    Comprehensive
                                        Shares      Amount      Warrants     Capital       Deficit          Loss          Total
                                        ------      --------    --------     -------       -------          ----          -----

Balance at December 31, 2001              14,585        $292        $433       $97,501      ($74,332)        ($3,470)    $20,424
Offering of common stock, net              2,500          50           -        22,056             -               -      22,106
Exercise of stock options/warrants           218           5          (1)          966             -               -         970
Equity based compensation                     13           -           -           134             -               -         134
Foreign currency translation
adjustments, net                               -           -           -             -             -           1,846       1,846
Net income                                     -           -           -             -           654               -         654
                                          ------        ----        ----      --------      --------         -------     -------
Balance at June 30, 2002                  17,316        $347        $432      $120,657      ($73,678)        ($1,624)    $46,134
                                          ======        ====        ====      ========      ========         =======     =======


       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Six Months Ended June 30,
                                                                                      ---------------------------------
(in thousands)                                                                              2002               2001
                                                                                            ----               ----
Cash flows from operating activities:
 Net income                                                                                 $654              $2,073
 Adjustments to reconcile net income to
    net cash used in operating activities:
    Gain on sale of drug licenses                                                           (592)             (4,977)
    Depreciation and amortization                                                            484                 447
    Equity-based compensation expense                                                        134                 208
    Other non-cash items                                                                     758                (261)
    (Increase) decrease in assets and
      increase (decrease) in liabilities:
        Receivables                                                                       (2,128)               (489)
        Inventories                                                                         (937)               (675)
        Prepaid expenses and other current assets                                           (434)               (230)
        Other assets                                                                          50                 (26)
        Accounts payable and accrued expenses                                              1,446               1,824
        Deferred income                                                                     (190)              1,643
        Other liabilities                                                                      -                 (69)
                                                                                         -------             -------
          Net cash used in operating activities                                             (755)               (532)
                                                                                         -------             -------

Cash flows from investing activities:
 Proceeds from sale of drug licenses                                                         598               2,582
 Proceeds from sale of investments                                                        11,290              19,294
 Purchase of investments                                                                 (21,467)            (19,229)
 Additions to fixed assets                                                                (1,320)               (648)
 Additions to drug licenses and related costs, net                                          (160)               (231)
                                                                                         -------             -------
          Net cash (used in) provided by investing activities                            (11,059)              1,768
                                                                                         -------             -------
                          (Continued on following page)

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

                                                                                      For the Six Months Ended June 30,
                                                                                      ---------------------------------
(in thousands)                                                                              2002               2001
                                                                                            ----               ----
Cash flows from financing activities:
 Proceeds from offering of common stock, net                                             $22,106             $     -
 Proceeds from exercise of stock options/warrants                                            970                  21
 Repayment of borrowings                                                                  (2,203)             (2,366)
 Proceeds from borrowings                                                                  1,530                  44
                                                                                         -------             -------
         Net cash provided by (used in) financing activities                              22,403              (2,301)
                                                                                         -------             -------

Effect of exchange rate changes on cash                                                      164                 (95)
                                                                                         -------             -------

Net increase (decrease) in cash and cash equivalents                                      10,753              (1,160)

Cash and cash equivalents at beginning of period                                           5,736               4,816
                                                                                         -------             -------
Cash and cash equivalents at end of period                                               $16,489              $3,656
                                                                                         =======             =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The Company paid cash during the period for (in thousands):

 Interest                                                                                   $107                $124
                                                                                         =======             =======
 Income taxes                                                                               $420                 $88
                                                                                         =======             =======

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
The Company has issued Common Stock in exchange for services as follows
(in thousands):

 Shares                                                                                       13                  36
                                                                                         =======             =======
 Amount                                                                                     $134                $208
                                                                                         =======             =======
 Fixed asset and drug license purchases included in accounts payable                        $320                $145
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

     We also have a commercial presence in Spain, where we manufacture and market branded and generic pharmaceutical products primarily within four therapeutic areas: cardiovascular, gastrointestinal, neurological and infectious diseases.

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

BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:

     The consolidated financial statements of Bentley Pharmaceuticals, at June 30, 2002 and 2001 included herein, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States of America have been condensed or omitted in so far as such information was disclosed in our consolidated financial statements for the year ended December 31, 2001. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     In the opinion of management, the accompanying unaudited consolidated financial statements for the period ended June 30, 2002 and 2001 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2001 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Bentley's financial position as of June 30, 2002 and the results of our operations and our cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the six months ended June 30, 2002 should not necessarily be considered indicative of the results to be expected for the year.

CASH AND CASH EQUIVALENTS:

     Included in cash and cash equivalents at June 30, 2002 and December 31, 2001 are approximately $15,802,000 and $4,560,000, respectively, of short-term investments considered to be cash equivalents, as the original maturity dates of such investments were three months or less when purchased.

INVENTORIES:

     Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method, and are comprised of the following (in thousands):


                                             June 30, 2002    December 31, 2001
                                             -------------    -----------------
Raw materials                                       $2,498               $1,387
Finished goods                                       1,459                1,230
                                                    ------               ------
                                                     3,957                2,617

Less allowance for slow moving inventory               (58)                 (54)

                                                    $3,899               $2,563
                                                    ======               ======

STOCKHOLDERS' EQUITY:

     On April 17, 2002, we completed an equity offering of 2,500,000 shares of our Common Stock at $9.80 per share, and received net proceeds of approximately $22,106,000, after deducting offering costs.

     During the six months ended June 30, 2002, stock options to purchase approximately 147,000 shares of our Common Stock were exercised, generating net proceeds to us of approximately $617,000. Also, during this six-month period, approximately 141,400 Class B Warrants were exercised to acquire approximately 70,700 shares of our Common Stock, generating net proceeds to us of approximately $353,000. Subsequent to June 30, 2002, stock options to purchase 10,000 shares of our Common Stock were exercised and approximately 95,400 Class B Warrants were exercised to acquire approximately 47,700 shares of our Common Stock, generating aggregate net proceeds to us of approximately $262,250.

     A substantial amount of our business is conducted in Europe and is therefore influenced by the extent to which there are fluctuations in the dollar's value against other currencies, specifically the Euro. The exchange rate at June 30, 2002 and December 31, 2001 was 1.01 euros and 1.12 Euros per

U.S. dollar, respectively. The weighted average exchange rate for the three months ended June 30, 2002 and 2001 was 1.09 Euros and 1.15 Euros per U.S. dollar, respectively. Coincidentally, the weighted average exchange rate for both of the six-month periods ended June 30, 2002 and 2001 was 1.11 Euros per U.S. dollar. The effect of foreign currency fluctuations on net assets for the six months ended June 30, 2002 was an increase of $1,846,000. The cumulative historical effect of foreign currency fluctuations on net assets as of June 30, 2002 is a decrease of $1,624,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive loss.

SALE OF BIOLID(R):

     In February 2002, we agreed to sell the trademark, registration rights and dossier for our pharmaceutical product, Biolid(R), to a third party for 601,000 Euros (approximately $526,000). We received a deposit of 303,000 Euros (approximately $265,000) from the purchaser in February 2002, which was reflected as deferred income in the Consolidated Balance Sheet as of March 31, 2002. We received the balance of 298,000 Euros (approximately $261,000) upon approval of the transfer of the rights to the purchaser by the Spanish Ministry of Health during the quarter ended June 30, 2002, which resulted in a pre-tax gain of approximately $520,000.

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

PROVISION FOR INCOME TAXES:

     We recorded a provision for foreign income taxes totaling $886,000 and $1,483,000 for the three and six months ended June 30, 2002, respectively, as a result of reporting taxable income for tax purposes in Spain, including the capital gains tax arising from the sale of Lactoliofil(R) and Biolid(R) drug licenses. These amounts represent 43% and 41%, respectively, of pre-tax income reported in Spain. No benefit has been recorded for U.S. losses, which totaled $1,184,000 and $2,203,000 for the three and six months ended June 30, 2002, respectively. The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income primarily as a result of the increase in the valuation allowance to offset domestic deferred tax assets and certain nondeductible expenses in Spain.

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

     Basic and diluted net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during each period. The effect of our outstanding stock options and stock purchase warrants were considered in the diluted income per share calculations for the three and six months ended June 30, 2002 and 2001.

     The following is a reconciliation between basic and diluted net income per common share for the three months ended June 30, 2002 and the six months ended June 30, 2002 and 2001. Dilutive securities issuable for the three and six months ended June 30, 2002 include approximately 1,499,000 and 1,421,000 shares issuable as a result of exercisable Class B Warrants, respectively and approximately 2,162,000 and 2,048,000 shares issuable as a result of various stock options and other warrants that are outstanding and exercisable, respectively. Dilutive securities issuable for the six months ended June 30, 2001 include approximately 382,000 shares issuable as a result of exercisable Class B Warrants and approximately 1,367,000 shares issuable as a result of various stock options and other warrants that are outstanding and exercisable.

                      (in thousands, except per share data)

   For the Three Months Ended June 30, 2002:

                                                    Effect of
                                      Basic          Dilutive        Diluted
                                      EPS           Securities         EPS
                                    ----------      ----------      ---------
Net Income                          $    519             ---          $  519
Number of Common Shares               16,823           3,661          20,484
Net Income Per Common Share         $    .03          ($ .00)         $  .03


   For the Six Months Ended June 30, 2002:
                                                    Effect of
                                      Basic          Dilutive        Diluted
                                      EPS           Securities         EPS
                                    ----------      ----------      ---------
Net Income                          $   654              ---         $  654
Number of Common Shares              15,735            3,469         19,204
Net Income Per Common Share         $   .04          ($  .01)        $  .03


   For the Six Months Ended June 30, 2001:
                                                    Effect of
                                      Basic          Dilutive        Diluted
                                      EPS           Securities         EPS
                                    ----------      ----------      ---------
Net Income                          $ 2,073              ---         $2,073
Number of Common Shares              13,941            1,749         15,690
Net Income Per Common Share         $   .15            ($.02)        $  .13

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

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes previous guidelines for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144, on January 1, 2002, did not have a material impact on our financial position, results of operations or cash flows.

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

o Revenue recognition and accounts receivable. Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. We provide our customers with a limited right of return. Revenue is recognized at shipment and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48 and of allowances for doubtful accounts based on significant historical experience. Revenue from service sales is recognized when the service procedures have been completed or applicable milestones have been achieved. Revenue from research and development contracts is recognized over applicable contractual periods or as defined milestones are attained, as specified by each contract and as costs related to the contracts are incurred.

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


RESULTS OF OPERATIONS:

Three Months Ended June 30, 2002 versus Three Months Ended June 30, 2001
------------------------------------------------------------------------

     Net Product Sales. Net product sales increased by 64% from $6,125,000 in the three months ended June 30, 2001 to $10,075,000 in the three months ended June 30, 2002. The $3,950,000 increase was primarily the result of our continuing efforts to increase sales in the generic drug market in Spain. We anticipated the opportunities in the emerging generic drug market in Spain and began taking measures over three years ago to enter the Spanish generic drug market. We began to register, manufacture and market generic pharmaceutical products in Spain and began aligning our business model to be competitive in this arena, including hiring and training a new generic products sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position ourselves as a leader in the Spanish generic drug market. We experienced an increase in net sales of 55% in local currency in Spain in the second quarter of 2002 compared to the same quarter of the prior year. A 5% increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months, had the effect of increasing revenues by approximately $492,000 during the quarter ended June 30, 2002.

     Research and Development Collaboration Revenues. Research and development collaboration revenues totaled $58,000 in the three months ended June 30, 2002. We entered into a research collaboration, whereby our collaborator agreed to fund a research and development program to combine Bentley's patented CPE-215 drug delivery technologies with certain proprietary compounds. Our collaborator advanced to us $250,000 during the fourth quarter of 2001, which we recorded as deferred income as of December 31, 2001, and we are recognizing it as revenue when the related costs are incurred. We have recognized $175,000 of this revenue through June 30, 2002. The remaining $75,000 is reflected on the Consolidated Balance Sheet as deferred income as of June 30, 2002.

     Gross Profit. Gross profit increased by 63% from $3,438,000 in the three months ended June 30, 2001 to $5,618,000 in the three months ended June 30, 2002. The $2,180,000 increase was the direct result of the growth in our net product sales during the period. Our gross margins on net product sales for the first quarter of 2002 decreased slightly to 55% compared to 56% in the same quarter of the prior year. We experienced an increase in gross profit of 51% in local currency in Spain in the second quarter of 2002 compared to the same quarter of the prior year. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar over the past 12 months, had the effect of increasing gross profit by approximately $275,000 during the quarter ended June 30, 2002. Sales of generic products accounted for approximately 41% of our net product sales during the quarter ended June 30, 2002, compared to 28% in the second quarter of the prior year. Although we expect to continue to benefit from economies of scale in the future as we grow, gross margins may decrease as sales of generic products, with lower margins, become more significant in the future. Additionally, the Ministry of Health in Spain levies a tax on pharmaceutical companies for the purposes of funding rising healthcare costs in Spain. In the second quarter of 2002, this tax had the effect of reducing gross profit by approximately $133,000, or 1%.

     Selling and Marketing Expenses. Selling and marketing expenses increased by 16% from $2,251,000 in the second quarter of 2001 to $2,608,000 in the second quarter of 2002. The $357,000 increase was instrumental in achieving a 64% increase in net product sales during the quarter, as a result of our successful sales and marketing programs. More than one-third of this $357,000 increase was the result of the increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months, which had the effect of increasing selling and marketing expenses by $123,000 in the second quarter of 2002. Selling and marketing expenses as a percentage of net product sales decreased to only 26% in the second quarter of 2002, compared to 37% of sales in the second quarter of 2001.

     General and Administrative Expenses. General and administrative expenses increased by 34% from $984,000 in the second quarter of 2001 to $1,315,000 in the second quarter of 2002. The $331,000 increase was the result of increased general and administrative activities required to support our 65% revenue growth in the second quarter of 2002. General and administrative expenses as a percent of total revenues decreased to only 13% in the second quarter of 2002 compared to 16% of revenues in the second quarter of 2001. General and administrative expenses would have been approximately $39,000 lower in the second quarter of 2002, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months.

     Research and Development Expenses. Research and development expenses increased by 26% from $463,000 in the second quarter of 2001 to $583,000 in the second quarter of 2002. The $120,000 increase was the result of an increase in our costs associated with our research and development collaboration as well as our Phase I/II Clinical Studies (treatment of nail fungal infections), pre-clinical programs underway in collaboration with universities and with product formulation and testing efforts being performed in the laboratory in our U.S. headquarters and at our facility in Zaragoza, Spain. We are using our U.S. laboratory to develop potential product applications using our drug delivery technologies. The expenditures in research and development reflect our focus on projects that are necessary for expansion of our portfolio of marketed products and clinical trials involving our drug delivery technologies. We expect that our future expenditures for research and development activities will continue to increase as a result of programs that are necessary to advance new applications of our technologies.

     Provision for Income Taxes. We generated additional U.S. federal net operating loss carry-forwards in the second quarter of 2002. However, since we are not assured of future profitable domestic operations, we have recorded a valuation allowance for any future tax benefit of such losses in the U.S. Therefore, no benefit has been recognized with respect to U.S. losses reported in the second quarter of 2002. We recorded a provision for foreign income taxes totaling $886,000 (43% of Spanish pre-tax income) for the second quarter of 2002 compared to a provision for foreign income taxes of $94,000 in the second quarter of the prior year. The provision for income taxes for the second quarter of 2002 included approximately $704,000 as a result of reporting taxable income from operations in Spain and approximately $182,000 as a result of capital gains taxes arising from the sale of the Biolid(R) drug license, whereas the provision for income taxes in the second quarter of the prior year included approximately $94,000 as a result of reporting taxable income from operations in Spain. The provision for foreign income taxes would have been approximately $54,000 lower than reported, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months.

     Net Income. Including the $520,000 pre-tax gain on sale of the Biolid(R) drug license, we reported income from operations of $1,395,000 for the second quarter of 2002 compared to a loss from operations of $468,000 in the second quarter of the prior year. Excluding the $520,000 pre-tax gain from the sale of the Biolid(R) drug license, the income from operations for the quarter ended June 30, 2002 totaled $875,000. The combination of income from operations of $1,395,000 and the non-operating items, primarily the provision for foreign income taxes of $886,000, resulted in net income of $519,000, or $.03 per basic and diluted common share on 16,823,000 weighted average basic common shares outstanding (20,484,000 weighted average diluted common shares outstanding) for the second quarter of 2002, compared to a net loss in the second quarter of the prior year of $569,000, or $.04 per basic and diluted common share on 13,952,000 weighted average basic and diluted common shares outstanding.

Six Months Ended June 30, 2002 versus Six Months Ended June 30, 2001
--------------------------------------------------------------------

     Net Product Sales. Net product sales increased by 62% from $11,939,000 in the six months ended June 30, 2001 to $19,381,000 in the six months ended June 30, 2002. The $7,442,000 increase was primarily the result of our continuing efforts to increase sales in the generic drug market in Spain. We anticipated the opportunities in the emerging generic drug market in Spain and began taking measures over three years ago to enter the Spanish generic drug market. We began to register, manufacture and market generic pharmaceutical products in Spain and began aligning our business model to be competitive in this arena, including hiring and training a new generic products sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position ourselves as a leader in the Spanish generic drug market.

     Research and Development Collaboration Revenues. Research and development collaboration revenues totaled $175,000 in the six months ended June 30, 2002. We entered into a research collaboration, whereby our collaborator agreed to fund a research and development program to combine Bentley's patented CPE-215 drug delivery technologies with certain proprietary compounds. Our collaborator advanced to us $250,000 during the fourth quarter of 2001, which we recorded as deferred income as of December 31, 2001, and we are recognizing it as revenue when the related costs are incurred.

     Gross Profit. Gross profit increased by 62% from $6,803,000 in the six months ended June 30, 2001 to $11,016,000 in the six months ended June 30, 2002. The $4,213,000 increase was the direct result of the growth in our net product sales during the period. Our gross margins on net product sales for the first six months of 2002 decreased slightly to 56% compared to 57% in the same period of the prior year. Sales of generic products accounted for approximately 42% of our net product sales during the six months ended June 30, 2002, compared to 24% in the same period of the prior year. Although we expect to continue to benefit from economies of scale in the future as we grow, gross margins may decrease as sales of generic products, with lower margins, become more significant in the future. Additionally, the Ministry of Health in Spain levies a tax on pharmaceutical companies for the purposes of funding rising healthcare costs in Spain. In the first six months of 2002, this tax had the effect of reducing gross profit by approximately $270,000, or 1%.

     Selling and Marketing Expenses. Selling and marketing expenses increased by 17% from $4,442,000 in the first six months of 2001 to $5,218,000 in the first six months of 2002. The $776,000 increase was instrumental in achieving a 62% increase in net product sales during the period, as a result of our successful sales and marketing programs. Selling and marketing expenses as a percentage of net product sales decreased to 27% in the first half of 2002 compared to 37% of sales in the first half of 2001.

     General and Administrative Expenses. General and administrative expenses increased by 29% from $1,863,000 in the first half of 2001 to $2,409,000 in the first half of 2002. The $546,000 increase was the result of increased general and administrative activities required to support our 64% revenue growth in the first half of 2002. General and administrative expenses as a percent of total revenues decreased to only 12% in the first half of 2002, compared to 16% of revenues in the first half of 2001.

     Research and Development Expenses. Research and development expenses increased by 52% from $884,000 in the first half of 2001 to $1,347,000 in the first half of 2002. The $463,000 increase was the result of an increase in our costs associated with our research and development collaboration as well as our Phase I/II Clinical Studies (treatment of nail fungal infections), pre-clinical programs underway in collaboration with universities and with product formulation and testing efforts being performed in the laboratory in our U.S. headquarters and at our facility in Zaragoza, Spain. We are using our U.S. laboratory to develop potential product applications using our drug delivery technologies. The expenditures in research and development reflect our focus on projects that are necessary for expansion of our portfolio of marketed products and clinical trials involving our drug delivery technologies. We expect that our future expenditures for research and development activities will continue to increase as a result of programs that are necessary to advance new applications of our technologies.

     Provision for Income Taxes. We generated additional U.S. federal net operating loss carry-forwards in the first half of 2002. However, since we are not assured of future profitable domestic operations, we have recorded a valuation allowance for any future tax benefit of such losses in the U.S. Therefore, no benefit has been recognized with respect to U.S. losses reported in the first half of 2002. We recorded a provision for foreign income taxes totaling $1,483,000 (41% of Spanish pre-tax income) for the first half of 2002 compared to a provision for foreign income taxes of $2,053,000 in the prior year. The provision for income taxes for the six months ended June 30, 2002 included approximately $1,273,000 as a result of reporting taxable income from operations in Spain and approximately $210,000 as a result of capital gains taxes arising from the sale of Biolid(R) and Lactoliofil(R) drug licenses, whereas the provision for income taxes in the first half of the prior year included approximately $232,000 as a result of reporting taxable income from operations in Spain and approximately $1,821,000 as a result of capital gains taxes arising from the sale of drug licenses.

     Net Income. Including the $592,000 pre-tax gain on sale of the Biolid(R) and Lactoliofil(R) drug licenses, we reported income from operations of $2,150,000 for the first six months of 2002 compared to income from operations of $4,144,000 (including $4,977,000 of pre-tax gain on sale of the Controlvas(R) drug license) in the first six months of the prior year. Excluding the $592,000 pre-tax gain from the sale of the Biolid(R) and Lactoliofil(R) drug licenses, the income from operations for the six months ended June 30, 2002 totaled $1,558,000. The combination of income from operations of $2,150,000 and the non-operating items, primarily the provision for foreign income taxes of $1,483,000, resulted in net income of $654,000, or $.04 per basic common share ($.03 per diluted common share) on 15,735,000 weighted average basic common shares outstanding (19,204,000 weighted average diluted common shares outstanding) for the first six months of 2002, compared to net income in the first six months of the prior year of $2,073,000, or $.15 per basic common share ($.13 per diluted common share) on 13,941,000 weighted average basic common shares outstanding (15,690,000 weighted average diluted common shares outstanding).

LIQUIDITY AND CAPITAL RESOURCES:

     Total assets increased from $32,119,000 at December 31, 2001 to $60,674,000 at June 30, 2002, while Stockholders' Equity increased from $20,424,000 at December 31, 2001 to $46,134,000 at June 30, 2002. The increase in Stockholders' Equity primarily reflects the net proceeds of $22,106,000 from the April 2002 common stock offering, the exercise of stock options and warrants totaling $970,000, the positive impact of the fluctuation of the Euro/US dollar exchange rate which totaled $1,846,000 and year to date net income of $654,000.

     Working capital increased from $6,276,000 at December 31, 2001 to $30,211,000 at June 30, 2002, primarily as a result of proceeds from the April 2002 common stock offering and exercises of stock options and warrants, partially offset by additions to fixed assets.

     Cash, cash equivalents and short-term investments increased from $5,736,000 at December 31, 2001 to $26,683,000 at June 30, 2002, primarily as a result of net proceeds received from the April 2002 common stock offering totaling $22,106,000 and proceeds received from exercises of stock options and warrants totaling $970,000, partially offset by net repayment of borrowings of $673,000, additions to fixed assets totaling $1,320,000, and use of cash for operating activities totaling $755,000. Included in cash and cash equivalents at June 30, 2002 are approximately $15,802,000 of short-term investments considered to be cash equivalents.

     Receivables increased from $6,937,000 at December 31, 2001 to $10,701,000 at June 30, 2002 as a direct result of the increase in net product sales. Receivables increased by approximately $2,677,000 in local currency, but fluctuations in foreign currency exchange rates increased receivables reported in U.S. dollars by approximately $1,095,000. We have not experienced any delinquent accounts on our receivables that have had a material effect on our financial position, results of operations or cash flows. Inventories increased from $2,563,000 at December 31, 2001 to $3,899,000 at June 30, 2002 as a result of raw materials purchases and strategic increases in finished goods inventories in anticipation of continuing demand for our generic products. Inventories increased by approximately $937,000 in local currency, but fluctuations in foreign currency exchange rates increased inventories reported in U.S. dollars by approximately $399,000.

     The combined total of accounts payable and accrued expenses increased from $7,310,000 at December 31, 2001 to $10,735,000 at June 30, 2002, primarily due to accruals for taxes payable (approximately $1,345,000), as well as for inventory purchases (approximately $324,000), additions to fixed assets (approximately $39,000) and reserves for potential sales returns (approximately $218,000), as well as by the effect of fluctuations in foreign currency exchange rates (approximately $1,117,000).

     Short-term borrowings and current portion of long-term debt decreased from $1,757,000 at December 31, 2001 to $897,000 at June 30, 2002, as a result of net repayment of short-term borrowings partially offset by the effect of fluctuations in foreign currency exchange rates. The weighted average interest rate on our short-term borrowings is 4.9%.

     Long-term debt, which totaled $142,000 at December 31, 2001, increased to $290,000 during the six months ended June 30, 2002 as a result of long-term equipment financing. The weighted average interest rate (including imputed interest) on our long-term debt is 5.0%.

     Operating activities for the six months ended June 30, 2002 used net cash of $755,000. Investing activities, primarily the purchase of short-term investments using the proceeds received from the April 2002 offering of common stock, as well as additions to machinery and equipment and capital improvements made to the manufacturing facility in Spain used net cash of $11,059,000 during the six months ended June 30, 2002. Financing activities, consisting primarily of net proceeds received from the April 2002 offering of common stock and the proceeds received from the exercise of stock options and warrants, partially offset by net repayment of borrowings, provided net cash of $22,403,000 during the six months ended June 30, 2002.

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

     Liquidity. Given our current liquidity and cash balances, and considering our future strategic plans (including our budgeted capital improvements and planned equipment purchases), we should have sufficient liquidity to fund operations for at least the next twenty-four months, which should be a sufficient time frame for us to advance our strategic objectives and generate sufficient net product sales and cash flow to support our operating cash flow needs. As mentioned above, we have cash and cash equivalents of approximately $16,489,000 as of June 30, 2002 and short-term investments of approximately $10,194,000. These resources, combined with available lines of credit, should be adequate to satisfy our capital and operating requirements during at least the next twenty-four months. We also have outstanding at June 30, 2002 warrants, including our publicly traded Class B Warrants, to purchase approximately 3,353,000 shares of Common Stock. There can be no assurance that any of the warrants will be exercised prior to expiration; however, if all warrants that are currently outstanding are exercised, we would receive aggregate cash proceeds of approximately $15,664,000. The Class B Warrants are scheduled to expire on December 31, 2002. Two Class B Redeemable Warrants, together, entitle a holder, until December 31, 2002, to purchase one share of Common Stock at a price of $5.00 per share. There can be no assurance, however, that changes in our research and development plans, capital expenditures or other events affecting our net product sales or operating expenses will not result in the earlier depletion of our funds. We continue to explore alternative sources for financing our business activities. In appropriate situations, that will be strategically determined, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

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

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes previous guidelines for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144, on January 1, 2002, did not have a material impact on our financial position, results of operations or cash flows.

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Currency. A substantial amount of our business is conducted in Europe and is therefore influenced by the extent to which there are fluctuations in the dollar's value against other currencies, specifically the Euro. The exchange rate at June 30, 2002 and December 31, 2001 was 1.01 euros and 1.12 Euros per U.S. dollar, respectively. The weighted average exchange rate for the three months ended June 30, 2002 and 2001 was 1.09 Euros and 1.15 Euros per U.S. dollar, respectively. Coincidentally, the weighted average exchange rate for both of the six-month periods ended June 30, 2002 and 2001 was 1.11 Euros per U.S. dollar. The effect of foreign currency fluctuations on net assets for the six months ended June 30, 2002 was an increase of $1,846,000. The cumulative historical effect of foreign currency fluctuations on net assets was a decrease of $1,624,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive loss. Although exchange rates fluctuated significantly in recent years, we do not believe that the effect of foreign currency fluctuation is material to our results of operations as the expenses related to much of our foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation, as can the translated amounts of net product sales and expenses. Nonetheless, we do not plan to modify our business practices.

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

     Interest Rates. The weighted average interest rate on our short-term borrowings and current portion of long-term debt is 4.9% and the balance outstanding is $1,030,000 as of June 30, 2002. A portion of our long-term borrowings is non-interest bearing and the balance outstanding on these borrowings at June 30, 2002 is $238,000 including imputed interest (at 6.0%) of $72,000. The balance of our long-term borrowings of $120,000 bears interest at the rate of 2.9%. Consequently, the weighted average interest rate on our long-term borrowings is 5.0%. The effect of an increase in the interest rate of one hundred basis points (to 5.9% on short-term borrowings and to 6.0% on long-term borrowings) would have the effect of increasing interest expense by approximately $14,000 annually.

CAUTIONARY  STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
--------------------------------------------------------------------------
PRIVATE SECURITIES  LITIGATION REFORM ACT OF 1995
-------------------------------------------------

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

PART II.   OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     See Item 1. Legal Proceedings in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on May 22, 2002 for the purpose of electing three directors. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition. The following members were elected to our Board of Directors.

Nominee             Term Expiring     Shares Voted For    Shares Voted Against
-------             -------------     ----------------    --------------------
Miguel Fernandez        2005             15,175,138                16,257
James R. Murphy         2005             14,364,059               827,336
Robert M. Stote         2005             14,364,059               827,336


Directors whose terms of office continued after the meeting are as follows:

NAME                                                  Term Expiring
----                                                  -------------
Michael McGovern                                           2003
Michael D. Price                                           2003
Charles L. Bolling                                         2004
Robert J. Gyurik                                           2004
William A. Packer                                          2004

     John W. Spiegel was appointed as one of our Directors on June 21, 2002, to serve until our next Annual Meeting of Stockholders.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:

             99.1     Certification of the Chief Executive Officer

             99.2     Certification of the Chief Financial Officer

     (b)   Reports on Form 8-K filed during the quarter ended June 30, 2002:

             None.

     All other items required in Part II have been previously filed or are not applicable for the quarter ended June 30, 2002.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BENTLEY PHARMACEUTICALS, INC.
                                ------------------------------------------------
                                Registrant


August 8, 2002             By:  /s/ James R. Murphy
                                ------------------------------------------------
                                James R. Murphy
                                Chairman, President and Chief Executive Officer
                                (principal executive officer)


August 8, 2002             By:  /s/ Michael D. Price
                                ------------------------------------------------
                                Michael D. Price
                                Vice President, Chief Financial Officer,
                                Treasurer and Secretary (principal financial
                                and accounting officer)