Form 10-Q
period 2002-09-30
BENTLEY PHARMACEUTICALS INC
filed 2002-11-05
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of shares of the registrant's common stock outstanding as of November 4, 2002 was 17,403,022.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                      INDEX

Part I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

          Item 1.  Consolidated Financial Statements:

                   Consolidated Balance Sheets as of September 30, 2002
                   and December 31, 2001                                       3

                   Consolidated Statements of Operations and of
                   Comprehensive Income for the three months ended
                   September 30, 2002 and 2001, and the nine months
                   ended September 30, 2002 and 2001                           4

                   Consolidated Statement of Changes in Stockholders'
                   Equity for the nine months ended September 30, 2002         5

                   Consolidated Statements of Cash Flows for the
                   nine months ended September 30, 2002 and 2001               6

                   Notes to Consolidated Financial Statements                  8

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        15

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                                24

          Item 4.  Controls and Procedures                                    25


Part II.  OTHER INFORMATION
          -----------------

          Item 1.  Legal Proceedings                                          26

          Item 6.  Exhibits and Reports on Form 8-K                           26

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


(in thousands, except per share data)                             September 30,       December 31,
                                                                      2002                2001
                                                                      ----                ----
ASSETS
Current assets:
 Cash and cash equivalents                                        $   5,232           $   5,736
 Short-term investments                                              21,575                  --
 Receivables, net                                                     9,790               6,937
 Inventories, net                                                     4,096               2,563
 Deferred taxes                                                         155                 141
 Prepaid expenses and other                                             704                 462
                                                                  ---------           ---------
  Total current assets                                               41,552              15,839
                                                                  ---------           ---------
 Non-current assets:
  Fixed assets, net                                                   7,969               5,595
  Drug licenses and related costs, net                               10,731              10,276
  Other                                                                 508                 409
                                                                  ---------           ---------
   Total non-current assets                                          19,208              16,280
                                                                  ---------           ---------
                                                                  $  60,760           $  32,119
                                                                  =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $   6,189           $   4,820
  Accrued expenses                                                    4,227               2,490
  Short-term borrowings                                                 881               1,757
  Current portion of long-term debt                                     191                  --
  Deferred income                                                       229                 496
                                                                  ---------           ---------
    Total current liabilities                                        11,717               9,563
                                                                  ---------           ---------
Non-current liabilities:
   Taxes payable                                                      1,995               1,827
   Long-term debt                                                       230                 142
   Other                                                                164                 163
                                                                  ---------           ---------
     Total non-current liabilities                                    2,389               2,132
                                                                  ---------           ---------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $1.00 par value, authorized 2,000
   shares, issued and outstanding, zero shares                           --                  --
 Common stock, $.02 par value, authorized 35,000 shares,
   issued and outstanding, 17,403 and 14,585 shares                     348                 292
 Stock purchase warrants (to purchase 3,292 and 3,424
   shares of common stock)                                              431                 433
 Additional paid-in capital                                         121,069              97,501
 Accumulated deficit                                                (73,387)            (74,332)
 Accumulated other comprehensive loss                                (1,807)             (3,470)
                                                                  ---------           ---------
 Total stockholders' equity                                          46,654              20,424
                                                                  ---------           ---------
                                                                  $  60,760           $  32,119
                                                                  =========           =========

                The accompanying Notes to Consolidated Financial
         Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND OF COMPREHENSIVE INCOME


(in thousands, except per share data)                   For the Three Months                    For the Nine Months
                                                         Ended September 30,                     Ended September 30,
                                                   -------------------------------        ------------------------------
                                                        2002                 2001               2002               2001
                                                        ----                 ----               ----               ----
Revenues:
  Net product sales                                    $  8,561           $  6,316           $ 27,942           $ 18,255
  Research and development collaborations                   103                 --                278                 --
                                                       --------           --------           --------           --------
Total revenues                                            8,664              6,316             28,220             18,255

Cost of net product sales                                 3,672              2,708             12,212              7,844
                                                       --------           --------           --------           --------

Gross profit                                              4,992              3,608             16,008             10,411
                                                       --------           --------           --------           --------

Operating expenses:
 Selling and marketing                                    2,353              2,030              7,571              6,472
 General and administrative                               1,072                880              3,481              2,743
 Research and development                                   625                468              1,972              1,352
 Depreciation and amortization                              250                223                734                670
                                                       --------           --------           --------           --------

  Total operating expenses                                4,300              3,601             13,758             11,237
                                                       --------           --------           --------           --------

Gain on sale of drug licenses                                --                113                592              5,090
                                                       --------           --------           --------           --------

Income from operations                                      692                120              2,842              4,264
                                                       --------           --------           --------           --------

Other income (expenses):
 Interest income                                            101                 30                194                121
 Interest expense                                           (48)               (61)              (158)              (184)
 Other                                                       14                  7                 18                 21
                                                       --------           --------           --------           --------
Income before income taxes                                  759                 96              2,896              4,222

Provision for foreign income taxes                          468                245              1,951              2,298
                                                       --------           --------           --------           --------
Net income (loss)                                      $    291           $   (149)          $    945           $  1,924
                                                       ========           ========           ========           ========

Net income (loss) per common share:

  Basic                                                $   0.02           $  (0.01)          $   0.06           $   0.14
                                                       ========           ========           ========           ========
  Diluted                                              $   0.01           $  (0.01)          $   0.05           $   0.12
                                                       ========           ========           ========           ========

Weighted average common shares outstanding:

  Basic                                                  17,377             14,308             16,288             14,064
                                                       ========           ========           ========           ========
  Diluted                                                20,706             14,308             19,677             15,594
                                                       ========           ========           ========           ========

Net income (loss)                                      $    291           $   (149)          $    945           $  1,924


Other comprehensive income (loss):

  Foreign currency translation gains (losses)              (183)               978              1,663               (501)
                                                       --------           --------           --------           --------
Comprehensive income                                   $    108           $    829           $  2,608           $  1,423
                                                       ========           ========           ========           ========


                The accompanying Notes to Consolidated Financial
         Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


(in thousands, except per share data)

                                            $.02 Par Value
                                              Common Stock         Stock     Additional                     Other
                                              ------------        Purchase    Paid-in     Accumulated   Comprehensive
                                          Shares        Amount    Warrants    Capital       Deficit         Loss          Total
                                          ------        ------    --------   ---------   ------------   ------------     --------
Balance at December 31, 2001             14,585     $    292     $    433      $ 97,501     $(74,332)     $ (3,470)     $ 20,424
Offering of common stock, net             2,500           50           --        22,058           --            --        22,108
Exercise of stock options/warrants          304            6           (2)        1,368           --            --         1,372
Equity based compensation                    14           --           --           142           --            --           142
Foreign currency translation
  adjustments, net                           --           --           --            --           --         1,663         1,663
Net income                                   --           --           --            --          945            --           945
                                         ------     --------     --------      --------     --------      --------      --------
Balance at September 30, 2002            17,403     $    348     $    431      $121,069     $(73,387)     $ (1,807)     $ 46,654
                                         ======     ========     ========      ========     ========      ========      ========



                The accompanying Notes to Consolidated Financial
         Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          For the Nine Months Ended September 30,
                                                                          ---------------------------------------
(in thousands)                                                                       2002           2001
                                                                                     ----           ----
Cash flows from operating activities:
 Net income                                                                       $    945      $  1,924
 Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
    Gain on sale of drug licenses                                                     (592)       (5,090)
    Depreciation and amortization                                                      734           670
    Equity-based compensation expense                                                  142           226
    Other non-cash items                                                             1,383           379
    (Increase) decrease in assets and
      increase (decrease) in liabilities:
        Receivables                                                                 (1,601)         (831)
        Inventories                                                                 (1,152)         (741)
        Prepaid expenses and other current assets                                     (303)         (227)
        Other assets                                                                  (103)          (10)
        Accounts payable and accrued expenses                                          920           768
        Deferred income                                                               (267)        1,625
        Other liabilities                                                               --           (71)
                                                                                  --------      --------
          Net cash provided by (used in) operating activities                          106        (1,378)
                                                                                  --------      --------

Cash flows from investing activities:
 Proceeds from sale of drug licenses                                                   598         2,695
 Proceeds from sale of investments                                                  27,690        23,295
 Purchase of investments                                                           (49,240)      (23,226)
 Additions to fixed assets                                                          (2,221)       (1,196)
 Additions to drug licenses and related costs, net                                    (406)         (416)
                                                                                  --------      --------
          Net cash (used in) provided by investing activities                      (23,579)        1,152
                                                                                  --------      --------


                          (Continued on following page)

                The accompanying Notes to Consolidated Financial
         Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)


                                                                          For the Nine Months Ended September 30,
                                                                          ---------------------------------------
(in thousands)                                                                       2002           2001
                                                                                     ----           ----
Cash flows from financing activities:
 Proceeds from offering of common stock, net                                      $ 22,108      $     --
 Proceeds from exercise of stock options/warrants                                    1,374         1,827
 Repayment of borrowings                                                            (2,804)       (3,447)
 Proceeds from borrowings                                                            2,184         1,784
                                                                                  --------      --------
         Net cash provided by financing activities                                  22,862           164
                                                                                  --------      --------

Effect of exchange rate changes on cash                                                107           (65)
                                                                                  --------      --------

Net decrease in cash and cash equivalents                                             (504)         (127)

Cash and cash equivalents at beginning of period                                     5,736         4,816
                                                                                  --------      --------

Cash and cash equivalents at end of period                                        $  5,232      $  4,689
                                                                                  ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The Company paid cash during the period for (in thousands):

         Interest                                                                 $    152      $    185
                                                                                  ========      ========
         Income taxes                                                             $  1,049      $     88
                                                                                  ========      ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES
The Company has issued Common Stock in exchange for services as follows
(in thousands):

         Shares                                                                         14            39
                                                                                  ========      ========
         Amount                                                                   $    142      $    226
                                                                                  ========      ========
Fixed asset and drug license purchases included in accounts payable               $    852      $    372
                                                                                  ========      ========


                The accompanying Notes to Consolidated Financial
         Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HISTORY AND OPERATIONS:

         Bentley Pharmaceuticals, Inc. and its Subsidiaries is a U.S.-based international specialty pharmaceutical company focused on advanced drug delivery technologies and pharmaceutical products. We own U.S. and international patent and other proprietary rights to technologies that enhance or facilitate the absorption of drugs across biological membranes. We are developing products incorporating these technologies and seek to form strategic alliances with other pharmaceutical and biotechnology companies to facilitate the development and commercialization of our products. We currently have strategic alliances with Pfizer Inc and Auxilium Pharmaceuticals, Inc. and are in preliminary discussions with a number of pharmaceutical companies to form additional alliances. Bentley Pharmaceuticals is incorporated in the State of Delaware.

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

BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:

         The consolidated financial statements of Bentley Pharmaceuticals, at September 30, 2002 and 2001 included herein, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States of America have been condensed or omitted in so far as such information was disclosed in our consolidated financial statements for the year ended December 31, 2001. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

         In the opinion of management, the accompanying unaudited consolidated financial statements for the period ended September 30, 2002 and 2001 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2001 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Bentley's financial position as of September 30, 2002 and the results of our operations and our cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the nine months ended September 30, 2002 should not necessarily be considered indicative of the results to be expected for the year.

CASH AND CASH EQUIVALENTS:

         Included in cash and cash equivalents at September 30, 2002 and December 31, 2001 are approximately $3,091,000 and $4,560,000, respectively, of short-term investments considered to be cash equivalents, as the original maturity dates of such investments were three months or less when purchased.

SHORT-TERM INVESTMENTS:

         We have classified our marketable securities as "available-for-sale" and, accordingly, carry such securities at aggregate fair value. Fair value has been determined based on quoted market prices. Marketable securities at September 30, 2002 consist of approximately $11,575,000 in Federal Home Loan Mortgage Corporation Notes and approximately $10,000,000 in FNMA Discount Notes that mature within 30 days.

INVENTORIES:

         Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method, and are comprised of the following (in thousands):

                                          September 30, 2002   December 31, 2001
                                          ------------------   -----------------
Raw materials                                    $    2,576        $  1,387
Finished goods                                        1,578           1,230
                                                    -------          ------
                                                      4,154           2,617
Less allowance for slow moving inventory                (58)            (54)
                                                    -------          ------
                                                 $    4,096        $  2,563
                                                    =======          ======

FIXED ASSETS:

   Fixed assets consist of the following (in thousands):

                                          September 30, 2002   December 31, 2001
                                          ------------------   -----------------
Land                                             $      871        $    790
Buildings and improvements                            5,530           3,008
Equipment                                             3,462           3,168
Furniture and fixtures                                  860             610
Leasehold improvements                                   52              44
                                                    -------          ------
                                                     10,775           7,702
Less-accumulated depreciation                        (2,806)         (2,107)
                                                    -------          ------
                                                 $    7,969        $  5,595
                                                    =======          ======

         Depreciation expense of approximately $80,000 and $28,000 has been charged to operations as a component of Depreciation and amortization expense on the Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001, respectively. We have included depreciation totaling approximately $148,000 and $79,000 in Cost of net product sales during the three months ended September 30, 2002 and 2001, respectively.

         Depreciation expense of approximately $194,000 and $85,000 has been charged to operations as a component of Depreciation and amortization expense on the Consolidated Statements of Operations for the nine months ended September 30, 2002 and 2001, respectively. We have included depreciation totaling approximately $399,000 and $222,000 in Cost of net product sales during the nine months ended September 30, 2002 and 2001, respectively.

STOCKHOLDERS' EQUITY:

         On April 17, 2002, we completed an equity offering of 2,500,000 shares of our Common Stock at $9.80 per share, and received net proceeds of approximately $22,108,000, after deducting offering costs.

         On October 14, 2002, our Board of Directors extended the expiration date of our Class B warrants from December 31, 2002 to December 31, 2003. Two Class B warrants, together, entitle the holder to purchase one share of our Common Stock at a price of $5.00 per share.

         During the nine months ended September 30, 2002, stock options to purchase approximately 172,000 shares of our Common Stock were exercised, generating net proceeds to us of approximately $714,000. Also, during this nine-month period, approximately 264,000 Class B Warrants were exercised to acquire approximately 132,000 shares of our Common Stock, generating net proceeds to us of approximately $660,000.

         A substantial amount of our business is conducted in Europe and is therefore influenced by the extent to which there are fluctuations in the dollar's value against other currencies, specifically the Euro. The exchange rate at September 30, 2002 and December 31, 2001 was 1.02 Euros and 1.12 Euros per U.S. dollar, respectively. Coincidentally, the weighted average exchange rate for the three months ended September 30, 2002 and 2001 was 1.02 Euros and
1.12 Euros per U.S. dollar, respectively. The weighted average exchange rate for the nine months ended September 30, 2002 and 2001 was 1.08 Euros and 1.12 Euros per U.S. dollar, respectively. The effect of foreign currency fluctuations on net assets for the nine months ended September 30, 2002 was an increase of $1,663,000. The cumulative historical effect of foreign currency fluctuations on net assets as of September 30, 2002 is a decrease of $1,807,000, as reflected in our Consolidated Balance Sheets as Accumulated other comprehensive loss.

SALE OF BIOLID(R):

         In February 2002, we agreed to sell the trademark, registration rights and dossier for our pharmaceutical product, Biolid(R), to a third party for 601,000 Euros (approximately $526,000). We received a deposit of 303,000 Euros (approximately $265,000) from the purchaser in February 2002, which was reflected as Deferred income in the Consolidated Balance Sheet as of March 31, 2002. We received the balance of 298,000 Euros (approximately $261,000) upon approval of the transfer of the rights to the purchaser by the Spanish Ministry of Health during the quarter ended June 30, 2002, which resulted in a second quarter pre-tax gain of approximately $520,000.

SALE OF LACTOLIOFIL(R):

         In November 2001, we agreed to sell the trademark, registration rights and dossier for our pharmaceutical product, Lactoliofil(R), to a third party for 162,000 Euros (approximately $145,000). We received a deposit of 81,000 Euros (approximately $72,500) from the purchaser in November 2001, which was reflected as Deferred income in the Consolidated Balance Sheet as of December 31, 2001. We received a second payment of 81,000 Euros (approximately $72,500) upon approval of the transfer of the rights to the purchaser by the Spanish Ministry of Health, which occurred during the quarter ended March 31, 2002. As a result, we recognized a pre-tax gain on this sale of approximately $72,000 during the first quarter of 2002.

PROVISION FOR INCOME TAXES:

         We recorded a provision for foreign income taxes totaling $468,000 and $1,951,000 for the three and nine months ended September 30, 2002, respectively, as a result of reporting taxable income for tax purposes in Spain, including the capital gains tax arising from the sale of Lactoliofil(R) and Biolid(R) drug licenses. These amounts represent 34% and 39%, respectively, of pre-tax income reported in Spain. No benefit has been recorded for U.S. losses, which totaled $988,000 and $3,191,000 for the three and nine months ended September 30, 2002, respectively. The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income primarily as a result of the increase in the valuation allowance to offset domestic deferred tax assets and certain nondeductible expenses in Spain.

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

         Basic and diluted net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during each period. The effect of our outstanding stock options and stock purchase warrants were considered in the diluted income per share calculations for the three and nine months ended September 30, 2002 and 2001.

         The following is a reconciliation between basic and diluted net income per common share for the three months ended September 30, 2002 and the nine months ended September 30, 2002 and 2001. Dilutive securities issuable for the three and nine months ended September 30, 2002 include approximately 1,351,000 and 1,375,000 shares issuable as a result of Class B Warrants, respectively, and approximately 1,978,000 and 2,014,000 shares issuable as a result of various stock options and other warrants that are outstanding, respectively. Dilutive securities issuable for the nine months ended September 30, 2001 include approximately 439,000 shares issuable as a result of Class B Warrants and approximately 1,091,000 shares issuable as a result of various stock options and other warrants that are outstanding.

                      (in thousands, except per share data)

         For the Three Months Ended September 30, 2002:

                                                     Effect of
                                          Basic       Dilutive        Diluted
                                           EPS       Securities         EPS
                                          -----      ----------       -------
Net Income                              $   291           --        $    291
Number of Common Shares                  17,377        3,329          20,706
Net Income Per Common Share             $   .02      $  (.01)       $    .01

         For the Nine Months Ended September 30, 2002:

                                                     Effect of
                                          Basic       Dilutive        Diluted
                                           EPS       Securities         EPS
                                          -----      ----------       -------
Net Income                              $   945           --        $    945
Number of Common Shares                  16,288        3,389          19,677
Net Income Per Common Share             $   .06      $  (.01)       $    .05


         For the Nine Months Ended September 30, 2001:

                                                     Effect of
                                          Basic       Dilutive        Diluted
                                           EPS       Securities         EPS
                                          -----      ----------       -------
Net Income                              $ 1,924           --        $ 1,924
Number of Common Shares                  14,064        1,530         15,594
Net Income Per Common Share             $   .14      $  (.02)       $   .12


SUBSEQUENT EVENT:

         On November 1, 2002, Bentley reported that the FDA approved the use of Auxilium Pharmaceuticals, Inc.'s testosterone replacement gel, Testim, which contains Bentley's patented CPE-215 drug delivery technology.

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

o Revenue recognition and accounts receivable. Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred when the risk of ownership has transferred to the customer. We provide our customers with a limited right of return. Revenue is generally recognized at shipment and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48 and of allowances for doubtful accounts based on significant historical experience. Revenue from service sales is recognized when the service procedures have been completed or applicable milestones have been achieved. Revenue from research and development contracts is recognized over applicable contractual periods or as defined milestones are attained, as specified by each contract and as costs related to the contracts are incurred.

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

RESULTS OF OPERATIONS:
----------------------

THREE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS THREE MONTHS
ENDED SEPTEMBER 30, 2001
---------------------------------------------------------

         Net Product Sales. Net product sales increased by 36% from $6,316,000 in the three months ended September 30, 2001 to $8,561,000 in the three months ended September 30, 2002. The $2,245,000 increase was primarily the result of our continuing efforts to increase sales in the generic drug market in Spain. We anticipated the opportunities in the emerging generic drug market in Spain and began taking measures over three years ago to enter the Spanish generic drug market. We began to register, manufacture and market generic pharmaceutical products in Spain and began aligning our business model to be competitive in this arena, including hiring and training a new generic products sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position ourselves as a leader in the Spanish generic drug market. We experienced an increase in net sales of 23% in local currency in Spain in the third quarter of 2002 compared to the same quarter of the prior year. A 10% increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months, had the effect of increasing revenues by approximately $777,000 during the quarter ended September 30, 2002.

         Research and Development Collaboration Revenues. Research and development collaboration revenues totaled $103,000 in the three months ended September 30, 2002. We entered into a research collaboration whereby our collaborator agreed to fund a research and development program to combine Bentley's patented CPE-215 drug delivery technologies with certain proprietary compounds. Our collaborator advanced to us $250,000 during the fourth quarter of 2001, which we recorded as Deferred income as of December 31, 2001, and we are recognizing it as revenue when the related costs are incurred. We have recognized $227,000 of this revenue through September 30, 2002. The remaining $23,000 is reflected on the Consolidated Balance Sheet as Deferred income as of September 30, 2002. We also recognized revenues totaling $50,000 during the quarter ended September 30, 2002, related to a product license agreement with Auxilium Pharmaceuticals, Inc., which we have included in the Consolidated Statement of Operations as Research and development collaboration revenues.

         Gross Profit. Gross profit increased by 38% from $3,608,000 in the three months ended September 30, 2001 to $4,992,000 in the three months ended September 30, 2002. The $1,384,000 increase was the direct result of the growth in our net product sales during the period. Our gross margins on net product sales for the third quarter of 2002 remained constant at 57% compared to the same quarter of the prior year. We experienced an increase in gross profit of 27% in local currency in Spain in the third quarter of 2002 compared to the same quarter of the prior year. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar over the past 12 months, had the effect of increasing gross profit by approximately $415,000 during the quarter ended September 30, 2002. Sales of generic products accounted for approximately 42% of our net product sales during the quarter ended September 30, 2002, compared to 35% in the third quarter of the prior year. Although we expect to continue to benefit from economies of scale in the future as we grow, gross margins may decrease as sales of generic products, with lower margins, become more significant in the future. Additionally, the Ministry of Health in Spain levies a tax on pharmaceutical companies for the purposes of funding rising healthcare costs in Spain. In the third quarter of 2002, this tax had the effect of reducing gross profit by approximately $118,000 and gross margins by approximately 1 percentage point.

         Selling and Marketing Expenses. Selling and marketing expenses increased by 16% from $2,030,000 in the third quarter of 2001 to $2,353,000 in the third quarter of 2002. The $323,000 increase was instrumental in achieving a 36% increase in net product sales during the quarter, as a result of our successful sales and marketing programs. More than two-thirds of this $323,000 increase was the result of the increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months, which had the effect of increasing selling and marketing expenses by $221,000 in the third quarter of 2002. Selling and marketing expenses as a percentage of net product sales decreased to only 28% in the third quarter of 2002, compared to 32% of sales in the third quarter of 2001.

         General and Administrative Expenses. General and administrative expenses increased by 22% from $880,000 in the third quarter of 2001 to $1,072,000 in the third quarter of 2002. The $192,000 increase was the result of increased general and administrative activities required to support our revenue growth in the third quarter of 2002. General and administrative expenses as a percent of total revenues decreased to only 12% in the third quarter of 2002 compared to 14% of revenues in the third quarter of 2001. General and administrative expenses would have been approximately $82,000 lower in the third quarter of 2002, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months.

         Research and Development Expenses. Research and development expenses increased by 34% from $468,000 in the third quarter of 2001 to $625,000 in the third quarter of 2002. The $157,000 increase was the result of an increase in our costs associated with our research and development collaboration as well as our Phase I/II Clinical Studies (treatment of nail fungal infections), pre-clinical programs underway in collaboration with universities and with product formulation and testing efforts being performed in the laboratory in our U.S. headquarters and at our facility in Zaragoza, Spain. We are using our U.S. laboratory to develop potential product applications using our drug delivery technologies. The expenditures in research and development reflect our focus on projects that are necessary for expansion of our portfolio of marketed products and clinical trials involving our drug delivery technologies. We expect that our future expenditures for research and development activities will continue to increase as a result of programs that are necessary to advance new applications of our technologies.

         Provision for Income Taxes. We generated additional U.S. federal net operating loss carry-forwards in the third quarter of 2002. However, since we are not assured of future profitable domestic operations, we have recorded a valuation allowance for any future tax benefit of such losses in the U.S. Therefore, no benefit has been recognized with respect to U.S. losses reported in the third quarter of 2002. We recorded a provision for foreign income taxes totaling $468,000 (34% of Spanish pre-tax income) for the third quarter of 2002 compared to a provision for foreign income taxes of $245,000 in the third quarter of the prior year. The provision for foreign income taxes would have been approximately $44,000 lower than reported, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months.

         Net Income. We reported income from operations of $692,000 for the third quarter of 2002 compared to income from operations of $120,000 in the third quarter of the prior year. The combination of income from operations of $692,000 and the non-operating items, primarily the provision for foreign income taxes of $468,000, resulted in net income of $291,000, or $.02 per basic common share ($.01 per diluted common share) on 17,377,000 weighted average basic common shares outstanding (20,706,000 weighted average diluted common shares outstanding) for the third quarter of 2002, compared to a net loss in the third quarter of the prior year of $149,000, or $.01 per basic and diluted common share on 14,308,000 weighted average basic and diluted common shares outstanding.

Nine Months Ended September 30, 2002 versus Nine Months Ended September 30, 2001

         Net Product Sales. Net product sales increased by 53% from $18,255,000 in the nine months ended September 30, 2001 to $27,942,000 in the nine months ended September 30, 2002. The $9,687,000 increase was primarily the result of our continuing efforts to increase sales in the generic drug market in Spain. We anticipated the opportunities in the emerging generic drug market in Spain and began taking measures over three years ago to enter the Spanish generic drug market. We began to register, manufacture and market generic pharmaceutical products in Spain and began aligning our business model to be competitive in this arena, including hiring and training a new generic products sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position ourselves as a leader in the Spanish generic drug market. We experienced an increase in net sales of 48% in local currency in Spain in the nine months ended September 30, 2002 compared to the same period of the prior year. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months, had the effect of increasing revenues by approximately $941,000 during the nine months ended September 30, 2002.

         Research and Development Collaboration Revenues. Research and development collaboration revenues totaled $278,000 in the nine months ended September 30, 2002. We entered into a research collaboration whereby our collaborator agreed to fund a research and development program to combine Bentley's patented CPE-215 drug delivery technologies with certain proprietary compounds. Our collaborator advanced to us $250,000 during the fourth quarter of 2001, which we recorded as Deferred income as of December 31, 2001, and we are recognizing it as revenue when the related costs are incurred. We also recognized revenues totaling $50,000 during the quarter ended September 30, 2002, related to a product license agreement with Auxilium Pharmaceuticals, Inc., which we have included in the Consolidated Statement of Operations as Research and development collaboration revenues.

         Gross Profit. Gross profit increased by 54% from $10,411,000 in the nine months ended September 30, 2001 to $16,008,000 in the nine months ended September 30, 2002. The $5,597,000 increase was the direct result of the growth in our net product sales during the period. Our gross margins on net product sales for the first nine months of 2002 decreased slightly to 56% compared to 57% in the same period of the prior year. We experienced an increase in gross profit of 49% in local currency in Spain in the nine months ended September 30, 2002 compared to the same period of the prior year. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar over the past 12 months, had the effect of increasing gross profit by approximately $503,000 during the nine months ended September 30, 2002. Sales of generic products accounted for approximately 42% of our net product sales during the nine months ended September 30, 2002, compared to 27% in the same period of the prior year. Although we expect to continue to benefit from economies of scale in the future as we grow, gross margins may decrease as sales of generic products, with lower margins, become more significant in the future. Additionally, the Ministry of Health in Spain levies a tax on pharmaceutical companies for the purposes of funding rising healthcare costs in Spain. In the first nine months of 2002, this tax had the effect of reducing gross profit by approximately $387,000 and gross margins by approximately 1 percentage point.

         Selling and Marketing Expenses. Selling and marketing expenses increased by 17% from $6,472,000 in the first nine months of 2001 to $7,571,000 in the first nine months of 2002. The $1,099,000 increase was instrumental in achieving a 53% increase in net product sales during the period, as a result of our successful sales and marketing programs. The increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months had the effect of increasing selling and marketing expenses by $252,000 in the nine months ended September 30, 2002. Selling and marketing expenses as a percentage of net product sales decreased to 27% in the first nine months of 2002 compared to 35% of sales in the first nine months of 2001.

         General and Administrative Expenses. General and administrative expenses increased by 27% from $2,743,000 in the first nine months of 2001 to $3,481,000 in the first nine months of 2002. The $738,000 increase was the result of increased general and administrative activities required to support our revenue growth in the first nine months of 2002. General and administrative expenses as a percent of total revenues decreased to only 12% in the first nine months of 2002, compared to 15% of revenues in the first nine months of 2001. General and administrative expenses would have been approximately $102,000 lower in the nine months ended September 30, 2002, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months.

         Research and Development Expenses. Research and development expenses increased by 46% from $1,352,000 in the first nine months of 2001 to $1,972,000 in the first nine months of 2002. The $620,000 increase was the result of an increase in our costs associated with our research and development collaboration as well as our Phase I/II Clinical Studies (treatment of nail fungal infections), pre-clinical programs underway in collaboration with universities and with product formulation and testing efforts being performed in the laboratory in our U.S. headquarters and at our facility in Zaragoza, Spain. We are using our U.S. laboratory to develop potential product applications using our drug delivery technologies. The expenditures in research and development reflect our focus on projects that are necessary for expansion of our portfolio of marketed products and clinical trials involving our drug delivery technologies. We expect that our future expenditures for research and development activities will continue to increase as a result of programs that are necessary to advance new applications of our technologies.

         Provision for Income Taxes. We generated additional U.S. federal net operating loss carry-forwards in the first nine months of 2002. However, since we are not assured of future profitable domestic operations, we have recorded a valuation allowance for any future tax benefit of such losses in the U.S. Therefore, no benefit has been recognized with respect to U.S. losses reported in the first nine months of 2002. We recorded a provision for foreign income taxes totaling $1,951,000 (39% of Spanish pre-tax income) for the first nine months of 2002 compared to a provision for foreign income taxes of $2,298,000 in the same period of the prior year. The provision for income taxes for the nine months ended September 30, 2002 included approximately $1,741,000 as a result of reporting taxable income from operations in Spain and approximately $210,000 as a result of capital gains taxes arising from the sale of Biolid(R) and Lactoliofil(R) drug licenses, whereas the provision for income taxes in the first nine months of the prior year included approximately $437,000 as a result of reporting taxable income from operations in Spain and approximately $1,861,000 as a result of capital gains taxes arising from the sale of drug licenses. The provision for foreign income taxes would have been approximately $77,000 lower than reported, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months.

         Net Income. Including the $592,000 pre-tax gain on sale of the Biolid(R) and Lactoliofil(R) drug licenses, we reported income from operations of $2,842,000 for the first nine months of 2002 compared to income from operations of $4,264,000 (including $4,977,000 of pre-tax gain on sale of the Controlvas(R) drug license) in the first nine months of the prior year. Excluding the $592,000 pre-tax gain from the sale of the Biolid(R) and Lactoliofil(R) drug licenses, the income from operations for the nine months ended September 30, 2002 totaled $2,250,000. The combination of income from operations of $2,842,000 and the non-operating items, primarily the provision for foreign income taxes of $1,951,000, resulted in net income of $945,000, or $.06 per basic common share ($.05 per diluted common share) on 16,288,000 weighted average basic common shares outstanding (19,677,000 weighted average diluted common shares outstanding) for the first nine months of 2002, compared to net income in the first nine months of the prior year of $1,924,000, or $.14 per basic common share ($.12 per diluted common share) on 14,064,000 weighted average basic common shares outstanding (15,594,000 weighted average diluted common shares outstanding).

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

         Total assets increased from $32,119,000 at December 31, 2001 to $60,760,000 at September 30, 2002, while Stockholders' Equity increased from $20,424,000 at December 31, 2001 to $46,654,000 at September 30, 2002. The
increase in Stockholders' Equity primarily reflects the net proceeds of $22,108,000 from the April 2002 common stock offering, the exercise of stock options and warrants totaling $1,374,000, the positive impact of the fluctuation of the Euro/US dollar exchange rate which totaled $1,663,000 and year to date net income of $945,000.

         Working capital increased from $6,276,000 at December 31, 2001 to $29,835,000 at September 30, 2002, primarily as a result of proceeds from the April 2002 common stock offering and exercises of stock options and warrants, partially offset by additions to fixed assets.

         Cash, cash equivalents and short-term investments increased from $5,736,000 at December 31, 2001 to $26,807,000 at September 30, 2002, primarily as a result of net proceeds received from the April 2002 common stock offering, the net proceeds of which totaled $22,108,000, proceeds received from exercises of stock options and warrants totaling $1,374,000 and cash provided by operating activities of $106,000, partially offset by repayment of borrowings of $620,000 and additions to fixed assets totaling $2,221,000. Included in cash and cash equivalents at September 30, 2002 are approximately $3,091,000 of short-term investments considered to be cash equivalents.

         Receivables increased from $6,937,000 at December 31, 2001 to $9,790,000 at September 30, 2002 as a direct result of the increase in net product sales. Receivables increased by approximately $1,925,000 in local currency, but fluctuations in foreign currency exchange rates increased receivables reported in U.S. dollars by approximately $2,833,000. We have not experienced any delinquent accounts on our receivables that have had a material effect on our financial position, results of operations or cash flows. Inventories increased from $2,563,000 at December 31, 2001 to $4,096,000 at September 30, 2002 as a result of raw materials purchases and strategic increases in finished goods inventories in anticipation of continuing demand for our generic products. Inventories increased by approximately $1,153,000 in local currency, but fluctuations in foreign currency exchange rates increased inventories reported in U.S. dollars by approximately $1,533,000.

         The combined total of accounts payable and accrued expenses increased from $7,310,000 at December 31, 2001 to $10,416,000 at September 30, 2002,
primarily due to accruals for taxes payable (approximately $1,366,000), as well as for inventory purchases (approximately $289,000), additions to drug licenses (approximately $38,000) and reserves for potential sales returns (approximately $21,000), as well as by the effect of fluctuations in foreign currency exchange rates (approximately $958,000), partially offset by a decrease in the accrual for additions to fixed assets of $235,000.

         Short-term borrowings and current portion of long-term debt decreased from $1,757,000 at December 31, 2001 to $1,072,000 at September 30, 2002, as a
result of net repayment of short-term borrowings partially offset by the effect of fluctuations in foreign currency exchange rates. The weighted average interest rate on our short-term borrowings and current portion of long-term debt is 5.0%.

         Long-term debt, which totaled $142,000 at December 31, 2001, increased to $230,000 during the nine months ended September 30, 2002 as a result of long-term equipment financing. The weighted average interest rate (including imputed interest) on our long-term debt is 5.4%.

         Operating activities for the nine months ended September 30, 2002 provided net cash of $106,000. Investing activities, primarily the purchase of short-term investments using the proceeds received from the April 2002 offering of common stock, as well as additions to machinery and equipment and capital improvements made to the manufacturing facility in Spain used net cash of $23,579,000 during the nine months ended September 30, 2002. Financing activities, consisting primarily of net proceeds received from the April 2002 offering of common stock and the proceeds received from the exercise of stock options and warrants, partially offset by net repayment of borrowings, provided net cash of $22,862,000 during the nine months ended September 30, 2002.

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

         Liquidity. Given our current liquidity and cash balances, and considering our future strategic plans (including our budgeted capital improvements and planned equipment purchases), we should have sufficient liquidity to fund operations for at least the next twenty-four months, which should be a sufficient time frame for us to advance our strategic objectives and generate sufficient net product sales and cash flow to support our operating cash flow needs. As mentioned above, we have cash, cash equivalents and short-term liquid investments totaling approximately $26,807,000 as of September 30, 2002. These resources, combined with available lines of credit, should be adequate to satisfy our capital and operating requirements during at least the next twenty-four months. We also have outstanding at September 30, 2002 warrants, including our publicly traded Class B Warrants, to purchase approximately 3,292,000 shares of Common Stock. There can be no assurance that any of the warrants will be exercised prior to expiration; however, if all warrants that are currently outstanding are exercised, we would receive aggregate cash proceeds of approximately $15,358,000. On October 14, 2002, our Board of Directors extended the expiration date of our Class B warrants from December 31, 2002 to December 31, 2003. Two Class B Redeemable Warrants, together, entitle a holder, until December 31, 2003, to purchase one share of Common Stock at a price of $5.00 per share. There can be no assurance, however, that changes in our research and development plans, capital expenditures or other events affecting our net product sales or operating expenses will not result in the earlier depletion of our funds. We continue to explore alternative sources for financing our business activities. In appropriate situations, that will be strategically determined, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

         Foreign Currency. A substantial amount of our business is conducted in Europe and is therefore influenced by the extent to which there are fluctuations in the dollar's value against other currencies, specifically the Euro. The exchange rate at September 30, 2002 and December 31, 2001 was 1.02 Euros and
1.12 Euros per U.S. dollar, respectively. Coincidentally, the weighted average exchange rate for the three months ended September 30, 2002 and 2001 was 1.02 Euros and 1.12 Euros per U.S. dollar, respectively. The weighted average exchange rate for the nine months ended September 30, 2002 and 2001 was 1.08 Euros and 1.12 Euros per U.S. dollar, respectively. The effect of foreign currency fluctuations on net assets for the nine months ended September 30, 2002 was an increase of $1,663,000. The cumulative historical effect of foreign currency fluctuations on net assets as of September 30, 2002 is a decrease of $1,807,000, as reflected in our Consolidated Balance Sheets as Accumulated other comprehensive loss. Although exchange rates fluctuated significantly in recent years, we do not believe that the effect of foreign currency fluctuation is material to our results of operations as the expenses related to much of our foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation, as can the translated amounts of net product sales and expenses. Nonetheless, we do not plan to modify our business practices.

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

         Interest Rates. The weighted average interest rate on our short-term borrowings and current portion of long-term debt is 5.0% and the balance outstanding is $1,072,000 as of September 30, 2002. A portion of our long-term borrowings is non-interest bearing and the balance outstanding on these borrowings at September 30, 2002 is $236,000 including imputed interest (at 6.0%) of $72,000. The balance of our long-term borrowings of $59,000 bears interest at the rate of 2.9%. Consequently, the weighted average interest rate on our long-term borrowings is 5.4%. The effect of an increase in the interest rate of one hundred basis points (to 6.0% on short-term borrowings and to 6.4% on long-term borrowings) would have the effect of increasing interest expense by approximately $14,000 annually.

CONTROLS AND PROCEDURES
-----------------------

         Bentley maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Bentley's reports that are filed with the Securities and Exchange Commission is recorded, processed and reported within the time periods required for each report and that such information is reported to Bentley's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         Within 90 days prior to the date of this report, Bentley carried out an evaluation, under the supervision and with the participation of Bentley's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bentley's disclosure controls and procedures. Based on that evaluation, Bentley's Chief Executive Officer and Chief Financial Officer concluded that Bentley's disclosure controls and procedures are effective in timely alerting them to material information relating to Bentley (including its consolidated subsidiaries) which is required to be included in its publicly filed reports. There have been no significant changes in Bentley's internal controls or in other factors which could significantly affect internal controls since that evaluation.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
-------------------------------------------------------------------------

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

      ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

            99.1     Certification of the Chief Executive Officer

            99.2     Certification of the Chief Financial Officer

      (b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

            None.

         All other items required in Part II have been previously filed or are not applicable for the quarter ended September 30, 2002.

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


                             BENTLEY PHARMACEUTICALS, INC.
                             --------------------------------------------------
                             Registrant


November 4, 2002             By: /s/ James R. Murphy
                                 -----------------------------------------------
                                 James R. Murphy
                                 Chairman, President and Chief Executive Officer (principal executive officer)


November 4, 2002             By: /s/ Michael D. Price
                                 -----------------------------------------------
                                 Michael D. Price
                                 Vice President, Chief Financial Officer,
                                 Treasurer and Secretary (principal financial
                                 and accounting officer)

                                    FORM 10-Q

                                  CERTIFICATION

I, James R. Murphy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bentley
Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 4, 2002


/s/ James R. Murphy
-------------------------------------
James R. Murphy
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

                                    FORM 10-Q

                                  CERTIFICATION

I, Michael D. Price, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bentley
Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 4, 2002


/s/ Michael D. Price
-------------------------------------
Michael D. Price
Vice President and Chief
Financial Officer
(Principal Financial Officer)