Form 10-K
period 2002-12-31
BENTLEY PHARMACEUTICALS INC
filed 2003-03-17
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2002
                                                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____________ to _____________

                         Commission File Number 1-10581

                          BENTLEY PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                No. 59-1513162
(State or other jurisdiction of       (I.R.S. employer identification no.)
  incorporation or organization)

65 Lafayette Road, 3rd Floor, North Hampton, NH                03862
   (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (603) 964-8006

           Securities registered pursuant to section 12(b) of the Act:
     Title of each class              Name of each exchange on which registered
Common Stock, $.02 par value        American Stock Exchange and Pacific Exchange
Class B Redeemable Warrants                 American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]    No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

 Title of Class      Aggregate Market Value       As of Close of Business on
  Common Stock,           $177,974,776                 June 30, 2002
 $.02 par value

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 Title of Class        Shares Outstanding         As of Close of Business on
  Common Stock,              17,456,367                March 7, 2003
$.02 par value

                       DOCUMENTS INCORPORATED BY REFERENCE
  Proxy Statement for the 2003 Annual Meeting of Stockholders - Incorporated by
                   Reference into Part III of this Form 10-K

                                     PART I

ITEM 1.           BUSINESS
                  --------
OVERVIEW

         We are a specialty pharmaceutical company focused on research, development and licensing/commercialization of advanced drug delivery technologies and pharmaceutical products; and manufacturing and selling of generic and branded pharmaceutical products. In our research and development activities based in the U.S., we have U.S. and international patent and other proprietary rights to technologies that enhance or facilitate the absorption of drugs across membranes of the skin, mouth, nose, vagina and eye. We are developing products incorporating these technologies and seek to form strategic alliances with pharmaceutical and biotechnology companies to facilitate the development and commercialization of our products. We currently have strategic alliances regarding our drug delivery technologies with Pfizer Inc and Auxilium Pharmaceuticals, Inc. and are in preliminary discussions with a number of other pharmaceutical companies to form additional alliances.

         In our pharmaceutical product sales activities, we have a significant commercial presence in Spain, where we manufacture and market more than 100 pharmaceutical products, representing various dosage strengths and product formulations of more than 30 chemical entities. Our product line consists of generic and branded products within four primary therapeutic areas: cardiovascular, gastrointestinal, infectious and neurological diseases. Additionally, we have a strategic alliance with Teva Pharmaceutical Industries Ltd. granting us the right to register and market in Spain more than 75 of Teva's pharmaceutical products through our sales force of approximately 150 full-time personnel located in major cities throughout Spain.


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


OUR STRATEGY

         Our primary objective is to be a leading specialty pharmaceutical company focused on advanced drug delivery and formulation technologies to improve the delivery of new and existing pharmaceuticals, while expanding our generic and branded operations in Spain and Europe. Our strategy to accomplish this objective includes the following:

Focus on marketing and commercializing our CPE-215(R)permeation enhancement platform technology

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

         We currently have a research licensing agreement with Pfizer and royalty-based license agreements with Auxilium and are in preliminary discussions with other pharmaceutical companies to commercialize our technologies across a wide range of pharmaceutical applications.

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

         In addition to marketing our CPE-215 technology to pharmaceutical companies for application with their branded or generic products, we selectively apply this technology to our own development of certain products. We target compounds with established market demand or that face limited market acceptance as a result of inferior drug delivery methods. As an illustration of this strategy, we recently completed Phase I/II clinical trials for the treatment of nail fungus infections and currently are engaged in negotiations to continue the development of and to commercialize the product.

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

PRODUCTS IN DEVELOPMENT

         The following are products that we are currently developing. Before they are commercialized, they must be approved by regulatory authorities, such as the FDA or Spanish Ministry of Health, in each jurisdiction where they will be marketed or sold. See "Regulation" section of Item 1. for a more detailed discussion of the regulatory approval process.

PRODUCT CANDIDATE                  TECHNOLOGY                      USED TO TREAT                        STATUS
-----------------                  ----------                      -------------                        ------

Topical testosterone gel           CPE-215                         Hypogonadism                         Product launched

Improved acetaminophen             Solubility Enhancement          Pain relief                          Bioequivalence

Antifungal nail lacquer            CPE-215                         Onychomycosis                        Phase I/II

Androgenic steroid therapy         Proprietary                     Chronic fatigue syndrome;            Pilot study
                                                                   Fibromyalgia                         completed

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

         In May 2000, we entered into a research services agreement with Auxilium to develop and test various pharmaceutical compositions of topical testosterone using our CPE-215 technology. A license of our technology to Auxilium became effective in September 2000. All clinical trials performed by Auxilium for approval in the U.S. have been completed and a New Drug Application was approved by the FDA on October 31, 2002. Under the license, we granted to Auxilium a sole and exclusive, royalty-based license worldwide to develop, market and sell Testim(TM), a topical testosterone product, using our CPE-215 technology, which was launched by Auxilium in February 2003.

Improved Acetaminophen

         We have developed and patented improved oral formulations of acetaminophen, the active ingredient in such products as McNeil Consumer Healthcare's Tylenol(R) line of products commonly used for controlling pain, fever and inflammation. Our improved oral formulations of acetaminophen make it highly dispersible, rapidly soluble in water, better tasting and faster in reaching peak blood levels. These characteristics give our oral formulations superior properties over other currently marketed products, which do not dissolve easily in water and may cause bitter taste and flatulence. These improvements are particularly useful for treating children, the elderly, and those who have difficulty swallowing pills. Clinical studies in Europe documenting the product's improved dissolution and absorption were completed in 2001. We have also completed bioequivalency studies, which compare the rate and extent of absorption and levels of concentration in the blood stream of our improved oral formulations needed to produce a therapeutic effect, with other formulations of acetaminophen that previously have been approved by the FDA. We are in preliminary discussions with potential collaborators to license and market this product.

         We evaluated our powder sachets and tablets in comparison to a European commercial market leader, Panadol(R) tablets, marketed by GlaxoSmithKline, and a U.S. market leader, Tylenol caplets, marketed by McNeil Consumer Healthcare. After a single oral dose of 1000 mg. in healthy volunteers, both our formulations tested in this study, powder sachets and solid tablets, were absorbed to maximum blood concentration significantly faster (approximately half the time) than the other market leading tablets, Panadol and Tylenol. Another study assessed the pharmacokinetic differences in the absorption rate of our new tablet formulation compared to another popular European tablet: Termalgin(R), marketed by Laboratorios Novartis Farmaceutica. This study demonstrated that our product had a faster rate of absorption and higher maximum blood concentration than Termalgin. The average time to reach the maximum blood concentration was 25 minutes for our tablets versus 45 minutes for Termalgin.

Antifungal Nail Lacquer

         We have developed a new topical nail lacquer for treating fingernail and toenail fungal infections (onychomycosis). We believe that our product is an improvement over oral therapies, which can cause liver damage, and other topical treatments that typically have low levels of efficacy. We recently completed Phase I/II clinical trials for the treatment of nail fungal infections at the University of Alabama at Birmingham. Trials for treatment of infections in fingernails have been completed and results have been reported. Trials in toenails were recently completed and results are scheduled to be presented in late March 2003. According to the National Onychomycosis Society, nail fungus affects almost 30 million people, primarily between the ages of 40 and 65. Patients electing to take oral therapy must undergo blood monitoring during the course of treatment to monitor for liver damage. The cost of oral therapy is in excess of $500 for a twelve-week treatment regimen, not including physician costs or other periodic monitoring costs.

         The results of the fingernail onychomycosis pilot study shows improvement in over 80% of patients who completed the study. The study, utilizing a clotrimazole lacquer formulation containing CPE-215, revealed that of 18 patients who completed the study, three months following treatment 16 showed improvement over their baseline condition, with five of those showing a complete cure (three or more millimeters of healthy nail growth and a negative culture for the fungus) and an additional ten showing a mycological cure (less than three millimeters of healthy nail growth and a negative culture for the fungus). Patients in the study applied the lacquer on a daily basis for 24 weeks. Most patients reported that they experienced cessation of their discomfort, more pliable nails and the onset of clear nail growth.

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

         According to the National Census Bureau and Dartmouth Medical School, fibromyalgia afflicts six to eight million people. Fibromyalgia primarily affects women between the ages of 40 and 60 with symptoms of muscle pain, fatigue, chronic headache and sleeplessness and has been estimated to strike as many as five percent of peri/postmenopausal women. A preliminary study conducted by Dartmouth scientists indicates that fibromyalgia patients demonstrated improved muscle function, higher energy levels and restorative sleep in response to androgenic steroid therapy. We have licensed from Dartmouth College their exclusive U.S. patent rights covering the novel use of androgenic steroid therapy for treating chronic fatigue syndrome and fibromyalgia. In 2001, a pilot study of this therapy was initiated in female volunteers at the Dartmouth Medical Center. This study was completed in 2002.

Intranasal Insulin

         We are developing intranasal formulations of insulin to treat patients suffering from Type I and Type II diabetes. Based on preclinical studies at various universities, we believe our intranasal insulin formulation can achieve higher levels of bioavailability compared to other drug delivery systems currently being developed and of which we are aware. Our product is designed to deliver insulin through a small, discreet metered nasal spray that can be carried in a patient's pocket. We currently are in preclinical development.

         Diabetes is a metabolic disorder affecting approximately 100 million people worldwide that is projected to affect more than 300 million people worldwide in the next 25 years. The market for insulin treatment of diabetes in the United States is estimated at $1.25 billion annually and Frost & Sullivan estimates that the worldwide market is approximately $3 billion. Diabetic patients who must endure frequent injections prefer less invasive methods of administering their medications. Alternative and more desirable methods of delivery would not only improve their quality of life but also would contribute to patient compliance with prescribed therapy.

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

         Our topical hormonal therapy incorporates the use of metabolic steroids that regulate most of the hormonal action in adult males. Hormone replacement therapies using these metabolic steroids, including testosterone and dihydrotestosterone, may have significant benefits in treating a number of medical afflictions in men, including osteoporosis and sexual dysfunction. We have granted to Auxilium a worldwide license to develop, market and sell a topical hormonal therapy containing our CPE-215 technology.


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

Auxilium

         In May 2000, we entered into a research agreement with Auxilium to develop and test the application of our CPE-215 technology with respect to the transdermal delivery of testosterone. Auxilium is an emerging therapeutic pharmaceutical company focused on diseases related to aging. In September 2000, a license to Auxilium of our CPE-215 technology became effective for Testim, a topical testosterone product. Phase III clinical trials were performed by Auxilium for approval in the U.S. and a New Drug Application was approved by the FDA on October 31, 2002. Testim was launched by Auxilium in February 2003. In May 2001 we entered into research agreements with Auxilium to develop and test our CPE-215 technology with respect to delivery of a pain management compound and a topical hormonal therapy. In September 2002 a license to Auxilium of our CPE-215 technology became effective for a topical hormone therapy product. Preclinical studies currently are underway regarding the application of our CPE-215 technology to a pain management compound.

         As part of our collaboration with Auxilium, we also entered into a perpetual license agreement whereby we granted to Auxilium an exclusive royalty-based worldwide license, to develop, market and sell topical testosterone gel containing our CPE-215 technology. This license also provides us with an opportunity to fulfill Auxilium's manufacturing requirements for the sale of the products in the European market. In accordance with the terms of the license agreement, we have received payments, based upon Auxilium's completion of certain milestones, in the aggregate of $550,000. Terms of the license agreement also entitle us to royalties based on net sales. A similar license agreement became effective in September 2002 for a topical hormone product, also specifying milestones in an aggregate of $550,000 plus royalties based on net sales. Upon successful completion of preclinical studies for intranasal pain management, a similar license would become effective.

Teva

         In July 2000, we entered into a strategic alliance with Teva, a world leader in generic pharmaceutical products, in which we were granted a royalty-free non-exclusive license to register and sell in Spain more than 75 finished pharmaceutical products representing more than 25 different chemical entities. We are obligated under this license agreement to submit a registration file for each product to the relevant regulatory authorities in Spain in order to receive marketing authorizations in our name for that product. The marketing authorizations provide us with the requisite approvals, licenses and permits from the regulatory authorities to import, distribute, market and sell the products in Spain. In connection with this strategic alliance, Teva also entered into a supply agreement with us pursuant to which it would manufacture the products and supply them to us for marketing and sale in Spain. Our obligation to purchase the products from Teva is non-exclusive, allowing us to purchase any of the products from sources other than Teva if we can show that Teva's prices for the products exceed the current price from other qualified sources and if Teva has not exercised its right to match the lower price. The license agreement and the supply agreement have five year terms and both are renewed automatically for one-year terms for each product.

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

PRODUCT SALES AND MARKETING IN SPAIN

         In Europe, primarily Spain, we manufacture and market more than 100 pharmaceutical products, representing various dosage strengths and product formulations of more than 30 chemical entities. Our product lines consist of generic and branded products within four primary therapeutic areas: cardiovascular, gastrointestinal, infectious and neurological diseases. Our generic and branded products are marketed to physicians and pharmacists by our three separate sales and marketing organizations, Laboratorios Davur, Laboratorios Belmac and Laboratorios Rimafar. To a lesser extent, we also market over-the-counter products through Laboratorios Rimafar. There are approximately 90,000 physicians and 20,000 pharmacies in Spain. Revenues from products whose active ingredient is omeprazole accounted for approximately 49% of our net sales in 2002.

         We continuously review and modify our product portfolio. We add to our portfolio to respond to increasing market demand for generic and branded products in Spain and we divest from our portfolio products that we consider to be redundant or that have become non-strategic. We export a small, but increasing portion of the pharmaceuticals manufactured by Laboratorios Belmac outside Spain through local distributors and brokers, particularly in Eastern Europe, Northern Africa, Central and South America.

Generic Pharmaceuticals

         Our generic product line consists of 39 pharmaceutical products representing various dosage strengths and product formulations of ten chemical entities. We entered the generic pharmaceutical market in Spain in September 2000. Laboratorios Davur, our generic sales and marketing organization, markets generic pharmaceutical products to physicians and pharmacists through a sales force of approximately 60 full-time sales personnel located in major cities throughout Spain. In 2002, generic pharmaceuticals accounted for approximately 42% of our total product sales. We also supplement our sales and marketing efforts for generic products through advertising in trade publications.

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

Enalapril Davur                 enalapril maleate             Vasotec(R)(Merck)                cardiovascular disease
                                                                                               and hypertension



Fluoxetina Davur                fluoxetine hydrochloride      Prozac(R)(Eli Lilly)             depression

Omeprazol Davur                 omeprazole                    Prilosec(R)(AstraZeneca)         gastroesophageal reflux
                                                                                               disease

Simvastatina Davur              simvastatin                   Zocor(R)(Merck)                  high cholesterol


Branded Pharmaceuticals

         Our branded product line consists of 62 pharmaceutical products representing various dosage strengths and product formulations of 22 chemical entities. Sales of branded pharmaceuticals accounted for 77% of our product sales in 2000, 47% in 2001 and 39% in 2002. We market our branded and, to a lesser extent, certain of our generic and over-the-counter products through our Laboratorios Belmac subsidiary, which has approximately 90 full-time sales personnel located in major cities throughout Spain. We supplement our sales and marketing efforts for branded products through advertising in trade publications.

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

Amoxicilina Belmac(R)           amoxicillin trihydrate         Amoxil(R)(GlaxoSmithKline)     infectionS

Belmazol(R)                     omeprazole                     Prilosec(R)(AstraZeneca)       gastroesophageal reflux
                                                                                              disease

Cimascal D Forte(R)             calcium carbonate and          Calcite-D(R)(Riva)             osteoporosis
                                vitamin D3

Codeisan(R)                     codeine                        Tricodein(R)(Solco)            cough and bronchitis

Belmalip(R)                     simvastatin                    Zocor(R)(Merck)                high cholesterol

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


RESEARCH AND DEVELOPMENT

         Our research and product development efforts take place primarily in the United States and are focused on developing new product applications of our drug delivery and drug formulation technologies. We currently have 12 scientists and technicians working on research and product development. For the years ended December 31, 2002, 2001 and 2000, our research and product development expenditures were $2,960,000, $2,084,000 and $1,102,000, respectively.


MANUFACTURING

         Our 65,000 square-foot manufacturing facility is located in Zaragoza, Spain. Our manufacturing facility complies with European Good Manufacturing Practices and is capable of producing tablets, capsules, suppositories, creams, ointments, lotions, liquids and sachets, as well as microgranulated and microencapsulated products. The facility also includes analytical chemistry, quality control, quality assurance and formulation research laboratories.

         Since we currently utilize less than 100% of our existing capacity to manufacture our own products, we have engaged in contract manufacturing of pharmaceuticals owned by other companies such as Antibioticos Farma S.A., Laboratorios Cantabria S.A., and Shire Iberica S.A. We believe contract manufacturing provides a stable, recurring source of cash flow, a means of absorbing overhead costs, and experience in manufacturing a broad line of formulations that is advantageous to us in pursuing and integrating acquired products. Although the volume of our contract manufacturing continues to increase, contract manufacturing as a percentage of consolidated net product sales declined from approximately 50% in 1994 to approximately 19% in 2002. We attribute this decline to the growth in sales of our own branded and generic pharmaceutical products over the period. We expect that contract manufacturing activities as a percentage of our overall revenues will continue to decrease in the future.

         We have fully integrated manufacturing support systems including quality assurance, quality control, regulatory compliance and inventory control. These support systems enable us to maintain high standards of quality for our products and deliver reliable products and services to our customers on a timely basis. We require a supply of quality raw materials and packaging materials to manufacture and package drug products. Historically we have not had difficulty obtaining raw materials and packaging materials from suppliers. Currently, we rely on approximately 70 suppliers to deliver our required raw materials and packaging materials. We have no reason to believe that we will be unable to procure adequate supplies of raw materials and packaging materials on a timely basis. Union Quimico Farmaceutica, S.A. is our sole supplier of omeprazole. Revenues from products whose active ingredient is omeprazole accounted for approximately 49% of our net sales in 2002. We believe that alternative sources of omeprazole are available and we will obtain required governmental approval to source from them, if necessary.


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

CUSTOMERS

         In Spain, our sales representatives from Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar actively promote our products to physicians and retail pharmacists. We sell our products directly to pharmaceutical distributors and indirectly to customers who purchase our products from distributors. The wholesale distributor network for pharmaceutical products in Europe and more specifically in Spain, in recent years has been subject to increasing consolidation, which has increased and we expect will continue to increase our, and other industry participants', customer concentration.

         In 2002, 2001 and 2000, Cofares was our only customer accounting for more than ten percent of our consolidated net sales of approximately 14%, 15% and 14%, respectively.

         In the United States, we have entered into research and license agreements with pharmaceutical companies, whereby we perform research activities and license product candidates in exchange for milestone payments and future royalties from product sales.

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

         Many countries, directly or indirectly through reimbursement limitations, control the selling prices and reimbursement prices of certain healthcare products. In addition, the prices for all prescription products in Spain are determined by the Spanish Ministry of Health. In order to control rising healthcare costs, substitution of generically equivalent products is often encouraged. In certain circumstances, the local governments in Spain require that prescriptions for generic medications be filled using one of the three cheapest products on the market unless the prescription specifies a particular manufacturer's product. In Western Europe, efforts are under way by the European Union to harmonize technical standards for many products, including drugs, to make more uniform the requirements for marketing approval from the various regulatory agencies.

Other Regulations

         We believe that we comply with environmental laws that apply to us and we do not anticipate that compliance will have a material effect on our financial condition.

EMPLOYEES

         We employ approximately 287 people, 10 of whom are employed in the U.S. and 277 in Spain, as of March 7, 2003. Approximately 88 of these employees principally are engaged in manufacturing activities, 149 in sales and marketing, 12 in product development and 38 in management and administration. In general, we consider our relations with our employees to be good.


INTERNET INFORMATION AND SEC DOCUMENTS

         Our internet site is located at www.bentleypharm.com. Copies of our reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K may be accessed from our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission.


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

OUR GROWTH DEPENDS ON IDENTIFYING DRUGS SUITABLE FOR OUR DRUG DELIVERY TECHNOLOGIES AND EXPANDING OUR GENERIC AND BRANDED DRUG OPERATIONS.

         Bentley's growth depends on the identification of pharmaceutical products that are suitable for delivery using our technologies. Our principal drug technology is our CPE-215 permeation enhancement platform technology. This technology, like other drug delivery enhancement technologies, operates to enhance the amount and rate of absorption of certain drugs across biological membranes. This technology does not operate independently and must be coupled with suitable pharmaceutical products in order to provide value. Consequently, our growth will depend to a great extent on identifying and commercializing these suitable drugs with respect to which we intend to expend significant resources and efforts. Identifying suitable products is a lengthy and complex process that may not succeed. Even if identified, products may not be available to us or we may otherwise be unable to enter into licenses or other agreements for their use. In our efforts to identify suitable products, we compete with other pharmaceutical delivery companies with greater research and development, financial, marketing and sales resources. If we do not effectively identify drugs to be used with our technologies, improve the delivery of drugs with our technologies and bring the improved drugs to commercial success, then we may not be able to continue our growth and we will be adversely affected.

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

         The growth of our generic and branded operations may be adversely impacted by claims by others that our products infringe on the proprietary rights of their existing "brand-name" products. For example, in February 2002 we were notified that a legal proceeding seeking an injunction had been commenced in Madrid against us by Merck & Co. Inc. and its Spanish subsidiary alleging that we violated their patents in our production of the product simvastatin. Although the court in the same month dismissed the action, Merck brought the same claims in another proceeding in January 2003. We cannot assure you that similar actions will not be brought nor that they will not have an adverse effect on us.

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

A SIGNIFICANT PORTION OF OUR REVENUES ARE GENERATED BY THE SALE OF PRODUCTS THAT ARE FORMULATED FROM ONE ACTIVE INGREDIENT.

         Revenues from products whose active ingredient is omeprazole accounted for approximately 49% of our net sales in 2002. We currently purchase omeprazole from a single supplier. If we lose and cannot effectively replace this supplier or are otherwise unable to continue the sales of products that contain this active ingredient, our revenues would decline significantly.

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

         As an example of the risk of infringement claims, in February 2002 we were notified that a legal proceeding seeking an injunction had been commenced in Madrid against us by Merck & Co. Inc. and its Spanish subsidiary alleging that we violated their patents in our production of the product simvastatin. Although the court in the same month dismissed the action, Merck brought the same claims in another proceeding in January 2003. We cannot assure you that similar such actions will not be brought nor that they will not have an adverse effect on us.

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

         In the year ended December 31, 2002, 99% of our revenues were derived from sales made by our Spanish subsidiaries in Spain and a small portion of those revenues (six percent) were derived from sales made by the subsidiaries to customers in other foreign countries. We believe that a significant portion of our revenues will continue to be derived from sales in foreign countries. Conducting business internationally subjects us to a number of risks and uncertainties, including:

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

CURRENCY FLUCTUATIONS AND THE TRANSITION TO THE EURO COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS.

         Our revenues may be impacted by fluctuations in local currencies due to the fact that substantially all of our revenues currently are generated by sales in Spain by our Spanish subsidiaries, Laboratorios Belmac S.A., Laboratorios Davur S.L. and Laboratorios Rimafar S.L. Our Spanish subsidiaries reported an increase in net sales of 42% in local currency for the year ended December 31, 2002 compared to the prior year; however, an increase in the value of the Euro, in relation to the U.S. Dollar, had the effect of increasing revenues by approximately $2,145,000 during the year ended December 31, 2002. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure. Our foreign operations expose us to a number of currency related risks, including the following:

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

         Our revenues increased 48% and our research and development expenditures increased 42% from the year ended December 31, 2001 to the year ended December 31, 2002, challenging our management, administrative, financial, marketing, operational and research and development resources. In addition, we routinely consider acquisition and investment opportunities, although we have no current agreements or commitments with respect to any acquisitions or investments. Any future acquisitions or investments would further challenge our resources. If we do not properly meet the increasing expenses and demands on our resources from future growth, we will be adversely affected. To properly manage our growth, we must, among other things, implement additional and improve existing administrative, financial, marketing, operational and research and development systems, procedures and controls on a timely basis. We may also need to expand our staff in these and other areas. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. We may not be able to hire, train, integrate, retain, motivate and manage required personnel, successfully integrate acquisitions or investments, nor successfully identify, manage and pursue existing and potential market opportunities. If we fail to generate additional revenue in excess of increased operating expenses in any fiscal period, we may incur losses, or our losses may increase in that period.

PHARMACEUTICAL PRICING, CHANGES IN THIRD-PARTY REIMBURSEMENT AND GOVERNMENTAL MANDATES ARE UNCERTAIN AND MAY ADVERSELY AFFECT US.

         Our revenues and profitability may be adversely affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of healthcare. A substantial portion of our operations consists of marketing and manufacturing, primarily in Spain, generic and branded pharmaceutical products. The use of generic drugs is regulated in Spain, the U.S. and many other countries, subject to many changing and competing public policy considerations. In addition, in certain markets, such as Spain, pricing or profitability of prescription pharmaceuticals is subject to government control. In order to control rising healthcare costs, substitution of generically equivalent products is often encouraged. In certain circumstances, the local governments in Spain require that prescriptions for generic medications be filled using one of the three cheapest products on the market unless the prescription specifies a paticular manufacturers' product. Some governmental agencies, including those in Spain, can, due to insufficient supply, compel companies to continue to produce products that are not profitable for the company. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government controls.

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

OUR OPERATIONS COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO RAISE OR OBTAIN NEEDED FUNDING.

         We have used cash from outside financing to fund our operations. Substantial time and financial and other resources will be required to complete ongoing development and clinical testing of our products. Regulatory efforts and collaborative arrangements also will be necessary for our products that are currently under development and testing in order for them to be marketed. Assuming we continue our operations as presently conducted, we believe that we have sufficient working capital to meet our needs for at least the next twenty-four months. However our revenues from operations and cash may not be sufficient over the next several years for commercializing all of the products we are currently developing. Consequently, we seek strategic partners for all phases of development, marketing and commercialization of product candidates employing our technologies. Further, we cannot assure you as to the sufficiency of our resources or the time required to complete any ongoing development and clinical testing, since the extent to which we conduct such testing is dependent on resource allocation decisions that we make from time to time based on numerous financial as well as operational conditions.

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

         Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could inhibit or prevent the commercialization of pharmaceutical products we develop alone or with corporate collaborators. We maintain product liability insurance in the amount of $3 million Euros (approximately $3.25 million U.S. Dollars) and clinical trial insurance in connection with our clinical testing activities in various amounts on a study-by-study basis. While management believes that this insurance is reasonable, we cannot assure you that any of this coverage will be adequate to protect us in the event of a claim. We, or any corporate collaborators, may not be able to obtain or maintain insurance at a reasonable cost, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate if any claim arises.

YOUR PERCENTAGE OF OWNERSHIP AND VOTING POWER AND THE PRICE OF OUR COMMON STOCK MAY DECREASE AS A RESULT OF EVENTS THAT INCREASE THE NUMBER OF OUR OUTSTANDING SHARES.

         As of December 31, 2002, we had the following capital structure:


Common stock outstanding...................................................................        17,404,000
Common stock issuable upon:
  Exercise of Class B Warrants.............................................................         2,872,000
  Exercise of other warrants...............................................................           420,000
  Exercise of options which are outstanding................................................         3,459,000
  Exercise of options which have not been granted..........................................           309,000

Total common stock outstanding assuming exercise of all of the above.......................        24,464,000

         As of December 31, 2002, we had outstanding options and warrants to purchase approximately 6,751,000 shares of common stock at exercise prices ranging from $1.50 to $22.50 (exercisable at a weighted average of $5.39 per share), of which approximately 6,002,000 options and warrants were then exercisable. Since December 31, 2002 we have granted options to purchase 250,000 shares of common stock, exercisable at a weighted average of $8.07 per share. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. Exercise of our outstanding options and warrants into our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power.

OUR STOCK IS VOLATILE.

         The market prices for our securities and for securities of emerging growth companies have historically been highly volatile. During the last two years, the price of our common stock has ranged from a high of $12.08 to a low of $4.40. Future announcements concerning us or our competitors may have a significant impact on the market price of our common stock. Factors which may affect our market price include:

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


ITEM 2.           PROPERTIES
                  ----------


         We purchased a 15,700 square foot commercial building situated on approximately 14 acres of land in Exeter, New Hampshire in January 2003. We plan to move our corporate headquarters and research and development laboratory into this facility in April 2003. We are located approximately 45 minutes north of Boston, Massachusetts.

         We also lease a 3,200 square foot facility in North Hampton, New Hampshire. The lease for this facility expires in March 2004.

         We own a 65,000 square foot facility in Zaragoza, Spain, which accommodates our manufacturing plant, warehouse, research and development laboratory and office space. The facility is located in an industrial park and is situated on sufficient acreage to accommodate future expansion.

         We lease a 10,700 square foot facility in San Sebastian de los Reyes, Spain, an area northwest of Madrid, which houses the administrative offices for our Spanish and European operations. The lease for this facility expires in 2006.

ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

         On February 4, 2002, we were notified that a legal proceeding had been commenced against us by Merck & Co. Inc. and its Spanish subsidiary, Merck Sharp & Dohme de Espana, S.A., alleging that we violate their patents in our production of the product simvastatin and requesting an injunction ordering us not to manufacture or market the product. The case was brought against our Spanish subsidiaries in the 39th First Instance Court of the City of Madrid. After a hearing on February 18, 2002, the court refused to grant the requested injunction and dismissed the case on February 25, 2002, awarding us court and legal fees. Merck has appealed the award of fees. Merck re-instituted its claim against us in another proceeding brought in the 19th First Instance Court of the City of Madrid, which we received on January 23, 2003. This case also alleges violation of Merck's patents in the production of the product simvastatin, requests an order that we cease manufacturing the product and demands damages during the period of manufacture. We intend to vigorously oppose this claim as we believe it is without merit. Simvastatin was launched in January 2002 and sales of this product totaled approximately $1,300,000 during the year ended December 31, 2002.

         We are a party to various other legal actions that arose in the ordinary course of business. We do not expect that resolution of these matters will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.


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

                                                           HIGH       LOW
                                                           ----       ---

FISCAL 2001
  First Quarter....................................      $ 7.50     $4.40
  Second Quarter...................................        6.35      4.40
  Third Quarter....................................        7.25      5.50
  Fourth Quarter...................................       10.50      6.25

FISCAL 2002
  First Quarter....................................       11.57      7.60
  Second Quarter...................................       12.08      9.95
  Third Quarter....................................       11.60      8.35
  Fourth Quarter...................................       10.00      6.40

FISCAL 2003
  First Quarter (through March 7, 2003)............        9.70      7.85

         As of March 7, 2003 there were 1,125 holders of record of our common stock, which does not reflect stockholders whose shares are held in street name.

DIVIDENDS

         We have never paid cash dividends on our common stock. We intend to retain future earnings in order to finance the growth and development of our business.

ITEM 6.           SELECTED FINANCIAL DATA
                  -----------------------

         The following sets forth the selected consolidated statement of operations data for each of the five years in the period ended December 31, 2002 and consolidated balance sheet data as of December 31, 2001 and 2002, all of which are derived from our audited consolidated financial statements and related notes. The following selected financial data for each of the three years in the period ended December 31, 2002 and as of December 31, 2001 and 2002 should be read together with our consolidated financial statements and related notes appearing elsewhere in Item 15 of this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our independent auditors have audited our consolidated financial statements for each of the five years in the period ended December 31, 2002. The consolidated statement of operations for each of the two years in the period ended December 31, 1999 are derived from our audited consolidated financial statements and related notes not included in Item 15 of this Annual Report on Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                       1998         1999         2000          2001         2002
                                                                       ----         ----         ----          ----         ----
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Total revenues....................................................    $15,243      $20,249       $18,617      $26,411      $39,136
Cost of sales.....................................................      6,601        8,445         7,189       11,462       16,477
                                                                      -------      -------       -------      -------      -------
Gross profit......................................................      8,642       11,804        11,428       14,949       22,659
Operating expenses................................................     10,710       11,226        11,942       16,137       19,277
Gain on sale of drug licenses.....................................          -            -             -        5,050          650
Provision for foreign income taxes................................        236          781           222        2,452        2,534
Net income (loss).................................................    $(2,876)     $(1,090)      $  (745)     $ 1,361      $ 1,636
                                                                      =======      =======       =======      =======      =======
Net income (loss) per common share - basic........................    $  (.35)     $  (.12)      $  (.06)     $   .10      $   .10
                                                                      =======      =======       =======      =======      =======
Net income (loss) per common share - diluted......................    $  (.35)     $  (.12)      $  (.06)     $   .08      $   .08
                                                                      =======      =======       =======      =======      =======
Weighted average common shares outstanding - basic................      8,431        9,147        12,981       14,196       16,569
                                                                      =======      =======       =======      =======      =======
Weighted average common shares outstanding - diluted..............      8,431        9,147        12,981       16,147       19,798
                                                                      =======      =======       =======      =======      =======


CONSOLIDATED BALANCE SHEET DATA

                                                              DECEMBER 31,
                                                              ------------
                                                           2001           2002
                                                           ----           ----
                                                             (IN THOUSANDS)

Working capital....................................        $6,276       $30,703
Non-current assets.................................        16,280        20,720
Total assets.......................................        32,119        64,692
Non-current liabilities............................         2,132         2,672
Redeemable preferred stock.........................             -             -
Stockholders' equity...............................        20,424        48,751

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

GENERAL

         We are a specialty pharmaceutical company operating in two business segments: research, development and licensing/commercialization of advanced drug delivery technologies and pharmaceutical products; and manufacturing and selling of generic and branded pharmaceutical products. A substantial part of our operations is in Spain, where we manufacture and market generic and branded pharmaceutical products and from which market we derive the majority of our sales.

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

         We entered into a research services agreement with Auxilium, an emerging therapeutic pharmaceutical company focused on diseases related to aging to develop and test various pharmaceutical compositions of a topical testosterone using our CPE-215 permeation enhancement technology. We have licensed our drug delivery technology to Auxilium for use in the development and commercialization of Testim, a topical testosterone product. Clinical trials performed by Auxilium for the approval of this product in the U.S. have been completed, a New Drug Application was approved by the FDA on October 31, 2002 and Testim was launched by Auxilium in February 2003.

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

         We entered into a strategic alliance with Teva in July 2000 whereby we, through our Spanish subsidiaries, received the right to register and sell in Spain more than 75 of Teva's products. The products are comprised of both branded and generic forms. Sales from the products are expected to begin gradually, but will progress over the next two to three years. An investment in additional sales representatives has been and will continue to be required, along with an increase in regulatory activities, both of which may create a short-term decrease in our earnings. Through our subsidiary, Laboratorios Davur S.L., we also submitted registrations to the Spanish Ministry of Health for generic versions of various products in response to growing interest in generic drug products in Spain. We believe that gross margins may be lower on sales of these products.

         We manufacture generic and branded pharmaceutical products in our Zaragoza, Spain facility and sell and market these products to physicians and pharmacists throughout Spain. In addition to manufacturing our own products, we utilize our excess capacity by acting as a contract manufacturer for other pharmaceutical companies.

         We have not realized domestic taxable income to date. At December 31, 2002, net operating losses available to offset future domestic taxable income for federal income tax purposes were approximately $38,366,000 million. Our U.S. federal net operating loss carryforwards, if not utilized, expire at various dates from 2007 to 2023. We have recorded a valuation allowance against our entire future tax benefit arising from our domestic net operating losses. The future utilization of our net operating loss carryforwards may be limited pursuant to U.S. tax regulations.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2001

         Net Product Sales. Net product sales increased by 47% from $26,411,000 in 2001 to $38,718,000 in 2002. The $12,307,000 increase was primarily the result of our continuing efforts to increase sales in the generic drug market in Spain. We anticipated the opportunities in the emerging generic drug market in Spain and began taking measures over four years ago to enter the Spanish generic drug market. We began to register, manufacture and market generic pharmaceutical products in Spain and began aligning our business model to be competitive in this arena, including hiring and training a new generic products sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position ourselves as a leader in the Spanish generic drug market. We experienced an increase in net sales of 42% in local currency in Spain in 2002 compared to the prior year. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months, had the effect of increasing revenues by approximately $2,145,000 during the year ended December 31, 2002.

         Prices for prescription pharmaceuticals have been established in Spain by the Ministry of Health. In order to control rising healthcare costs, substitution of generically equivalent products is often encouraged. In certain circumstances, the local governments in Spain require that prescriptions for generic medications be filled using one of the three cheapest products on the market unless the prescription specifies a particular manufacturer's product. These policies may have the effect of eroding gross margins, as sales of higher priced branded products may be replaced with sales of lower priced generic products. We are striving to maintain product sales and gross margins by concentrating our efforts on increasing sales volume, being competitive in the generic drug market, developing new products and increasing exports outside Spain.

         Licensing and Collaboration Revenues. Licensing and collaboration revenues totaled $418,000 in 2002. We entered into a research collaboration whereby our collaborator agreed to fund a research and development program to combine Bentley's patented CPE-215 drug delivery technologies with certain proprietary compounds. Our collaborator advanced to us $250,000 during the fourth quarter of 2001, which we recorded as deferred income as of December 31, 2001, and we recognized it as revenue as the related costs were incurred. We also recognized revenues totaling $150,000 during the year ended December 31, 2002, related to product licensing activities, which we have included in the Consolidated Statement of Operations as licensing and collaboration revenue.

         Gross Profit. Gross profit increased by 52% from $14,949,000 in 2001 to $22,659,000 in 2002. The $7,710,000 increase was the direct result of the growth in our net product sales from 2001 to 2002. Our gross margins on net product sales in 2002 increased slightly to 57.4% compared to 56.6% in the prior year as result of economies of scale (allocation of fixed costs over a larger number of units, reducing the per-unit cost), partially offset by lower margins of generic products, which typically have lower prices. We experienced an increase in gross profit of 42% in local currency in 2002 compared to the prior year. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar over the past 12 months, had the effect of increasing gross profit by approximately $1,218,000 during the year ended December 31, 2002. Sales of generic products accounted for approximately 42% of our net product sales during the year ended December 31, 2002, compared to 30% in the prior year. Although we expect to continue to benefit from economies of scale in the future as we grow, gross margins may decrease as sales of generic products, with lower margins, become more significant in the future. Additionally, the Ministry of Health in Spain levies a tax on pharmaceutical companies for the purpose of funding rising healthcare costs in Spain. In 2002, this tax had the effect of reducing gross profit by approximately $551,000 and gross margins by approximately 1 percentage point.

         Selling and Marketing Expenses. Selling and marketing expenses increased by 15% from $9,057,000 in 2001 to $10,400,000 in 2002. The $1,343,000
increase was instrumental in achieving a 47% increase in net product sales during the period, as a result of our successful sales and marketing programs. The increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months had the effect of increasing selling and marketing expenses by $537,000 in 2002. Selling and marketing expenses as a percentage of net product sales decreased to 27% in 2002 compared to 34% of sales in 2001.

         General and Administrative Expenses. General and administrative expenses increased by 20% from $4,085,000 in 2001 to $4,902,000 in 2002. The $817,000 increase was the result of increased general and administrative activities required to support our revenue growth in 2002. General and administrative expenses as a percent of total revenues decreased to only 12.5% in 2002, compared to 15.5% of revenues in 2001. General and administrative expenses would have been approximately $162,000 lower in 2002, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months. We expect that our future expenditures for general and administrative expenses will continue to increase as we grow. Although we cannot reasonably estimate the costs associated with implementation of the internal controls provisions of the Sarbanes-Oxley Act of 2002, we do expect to incur costs not previously experienced; however, we do not believe that these costs will be material to our financial position, results of operations or cash flows.

         Research and Development Expenses. Research and development expenses increased by 42% from $2,084,000 in 2001 to $2,960,000 in 2002. The $876,000 increase was the result of an increase in our costs associated with our research and development collaboration as well as our Phase I/II Clinical Studies (treatment of nail fungal infections), pre-clinical programs underway in collaboration with universities and with product formulation and testing efforts being performed in the laboratory in our U.S. headquarters and at our facility in Zaragoza, Spain. We are using our U.S. laboratory to develop potential product applications using our drug delivery technologies. The expenditures in research and development reflect our focus on projects that are necessary for expansion of our portfolio of marketed products and clinical trials involving our drug delivery technologies. We expect that our future expenditures for research and development activities will continue to increase as a result of programs that are necessary to advance new applications of our technologies.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by 11% from $911,000 in 2001 to $1,015,000 in 2002. The $104,000 increase in 2002 was primarily the result of higher depreciation charges with respect to recent asset additions and the effect of fluctuations in foreign currency exchange rates. Depreciation and amortization charges are expected to be higher in 2003 as a result of these additions.

         Interest Income. Interest income increased by 66% from $168,000 in 2001 to $279,000 in 2002. The $111,000 increase was the result of higher short-term interest bearing investment balances, partially offset by lower interest rates on the existing investment balances during 2002 compared to 2001.

         Interest Expense. Interest expense decreased by 14% from $244,000 in 2001 to $209,000 in 2002. The $35,000 decrease was the result of lower interest rates on lines of credit used for operating purposes and lines of credit and borrowings used to finance capital equipment and improvements in Spain.

         Provision for Income Taxes. We generated additional U.S. federal net operating loss carry-forwards in 2002. However, since we are not assured of future profitable domestic operations, we have recorded a valuation allowance for any future tax benefit of such losses in the U.S. Therefore, no benefit has been recognized with respect to U.S. losses reported in 2002. We recorded a provision for foreign income taxes totaling $2,534,000 (37% of Spanish pre-tax income) for the year ended December 31, 2002 compared to a provision for foreign income taxes of $2,452,000 in the prior year. The provision for income taxes for 2002 included approximately $2,304,000 as a result of reporting taxable income from operations in Spain and approximately $230,000 as a result of capital gains taxes arising from the sale of Biolid(R), Lactoliofil(R) and other drug licenses, whereas the provision for income taxes in the prior year included approximately $607,000 as a result of reporting taxable income from operations in Spain and approximately $1,845,000 as a result of capital gains taxes arising from the sale of drug licenses. The provision for foreign income taxes would have been approximately $110,000 lower than reported, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months.

         Net Income. Including the $650,000 pre-tax gain on sale of the Biolid, Lactoliofil and other drug licenses, we reported income from operations of $4,032,000 for 2002 compared to income from operations of $3,862,000 (including $4,977,000 of pre-tax gain on sale of the Controlvas(R) drug license) in the prior year. Excluding the $650,000 pre-tax gain from the sale of drug licenses, income from operations for the year ended December 31, 2002 totaled $3,382,000 compared to a loss of $1,188,000 in the prior year. The combination of income from operations of $4,032,000 and the non-operating items, primarily the provision for foreign income taxes of $2,534,000, resulted in net income of $1,636,000, or $.10 per basic common share ($.08 per diluted common share) on 16,569,000 weighted average basic common shares outstanding (19,798,000 weighted average diluted common shares outstanding) for 2002, compared to net income in the prior year of $1,361,000, or $.10 per basic common share ($.08 per diluted common share) on 14,196,000 weighted average basic common shares outstanding (16,147,000 weighted average diluted common shares outstanding).

FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000

         Net Product Sales. Net product sales increased by 42.9% from $18,487,000 in 2000 to $26,411,000 in 2001. The $7,794,000 increase was primarily the result of our continuing efforts in the generic drug market in Spain. We anticipated the opportunities in the emerging generic drug market in Spain and began taking measures over three years ago to enter the Spanish generic drug market. We began to register, market and distribute generic pharmaceutical products in Spain and began aligning our business model to be competitive in this arena, including hiring and training a new generic products sales force, submission of generic products to the Spanish Ministry of Health for approval and a marketing campaign designed to position ourselves as a leader in the Spanish generic drug market. Although in Spain we reported an increase in net sales of 50% in local currency in 2001, compared to the prior year, a three percent decline in the value of the Spanish Peseta and related Euro negatively impacted revenues by approximately $579,000. Sales of the product Controlvas(R), which accounted for approximately $2,208,000 of net sales in 2000, declined to approximately $60,000 in 2001 as a result of our divestiture of the related drug license during the first quarter of 2001, which resulted in a pre-tax gain of approximately $4,977,000. Net sales in 2001 included sales of the product Arzimol(TM) totaling approximately $600,000, which will not continue in 2002 due to termination of our joint marketing agreement with Bristol-Myers Squibb for this product.

         Gross Profit. Gross profit increased by 30.8% from $11,428,000 in 2000 to $14,949,000 in 2001. The $3,521,000 increase was the direct result of the growth in our net sales from 2000 to 2001. However, our gross margins for 2001 decreased to 57% compared to gross margins of 61% in the prior year, primarily as a result of the mix of products sold, including the effects of the addition of our new generic product line and disposition of the Controlvas drug license, as well as higher depreciation charges resulting from the recent renovations and improvements at our manufacturing facility. Net sales of Controlvas products contributed approximately $1,493,000 to gross profit during 2000; however, the divestiture of the Controlvas drug license during the first quarter of 2001 reduced the gross profit contribution from sales of these products to approximately $41,000, in 2001. Approximately 30% of our net sales during the year ended December 31, 2001 were generic product sales, which typically have lower sales prices and gross margins than branded products. In comparison, we sold no generic drug products during the first three quarters of the prior year. As generic product sales become more significant in the future, gross margins may continue to decrease. Additionally, the Ministry of Health in Spain levies on pharmaceutical companies a tax for the purposes of funding rising healthcare costs in Spain. In 2001, this tax had the effect of reducing gross profit by $228,000, or one percentage point.

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

         General and Administrative Expenses. General and administrative expenses increased by 8.5% from $3,766,000 in 2000 to $4,085,000 in 2001. The
$319,000 increase in 2001 was the result of increased general and administrative activities required to support our revenue growth in 2001. General and administrative expenses as a percent of revenues declined to 15.5% of net sales in 2001 compared to 20.2% of revenues in 2000. The three percent decline in the value of the Spanish Peseta and related Euro, in relation to the U.S. Dollar, during the period, had the effect of reducing general and administrative expenses by $58,000 in 2001.

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

         Interest Expense. Interest expense decreased by 44.4% from $439,000 in 2000 to $244,000 in 2001. The $195,000 decrease was the result of the conversion of all outstanding debentures into shares of our common stock in the second quarter of 2000. Interest expense incurred during 2001 resulted primarily from the outstanding balances on lines of credit used for operating purposes and lines of credit and borrowings used to finance the purchase of the product Codeisan and capital equipment and improvements in Spain.

         Provision for Income Taxes. We generated additional U.S. federal net operating loss carryforwards in 2001. However, since we are not assured of future profitable domestic operations, we have recorded a valuation allowance for any future benefit of such losses. We recorded a provision for foreign income taxes totaling $2,452,000 for 2001 as a result of reporting taxable income in Spain (approximately $607,000) and capital gains tax (approximately $1,845,000) primarily arising from the sale of Controlvas, compared to the provision for foreign income taxes of $222,000 in the prior year as a result of taxable income earned in Spain. The provision for foreign income taxes would have been $159,000 higher than reported, absent the three percent decline in the value of the Spanish Peseta and related Euro in relation to the U.S. Dollar during the year.

         Net Income. We sold the trademarks, registration rights and dossiers for our branded pharmaceutical products, Controlvas and Amantadine, for approximately $5,148,000 and $114,000, respectively, during 2001, generating pre-tax gains of approximately $4,977,000 and $73,000, respectively. Including the $5,050,000 pre-tax gains on sale of these drug licenses, we reported income from operations of $3,862,000 for 2001 compared to a loss from operations of $514,000 in the prior year. Excluding the $5,050,000 pre-tax gain from the sale of the Controlvas and Amantadine drug licenses, the loss from operations for the year ended December 31, 2001 totaled $1,188,000. The combination of income from operations of $3,862,000 and the non-operating items, primarily the provision for income taxes of $2,452,000, resulted in net income of $1,361,000, or $.10 per basic common share ($.08 per diluted common share) on 14,196,000 weighted average basic common shares outstanding (16,147,000 weighted average diluted common shares outstanding) for 2001, compared to a net loss in the prior year of $745,000, or $.06 per basic and diluted common share on 12,981,000 weighted average common shares outstanding.

SELECTED QUARTERLY FINANCIAL DATA

         The following table sets forth certain operating data for our last eight quarters. We have derived this data from our unaudited quarterly financial statements.

                                                                 THREE MONTHS ENDED (UNAUDITED)
                                                 FISCAL 2001                                        FISCAL 2002
                                                 -----------                                        -----------
                                 3/31/01(1)     6/30/01     9/30/01      12/31/01  3/31/02(2)  6/30/02(2)   9/30/02(2)    12/31/02
                                 ----------     -------     -------      --------  ----------  ----------   ----------    --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

Total revenues................      $5,814      $6,125      $6,316        $8,156      $9,174      $9,867       $8,571      $11,524
Gross profit..................       3,365       3,438       3,608         4,538       5,398       5,618        4,992        6,651
Income (loss) from operations.       4,612        (468)        120          (402)        755       1,395          692        1,190
Net income (loss).............       2,642        (569)       (149)         (563)        135         519          291          691
Net income (loss) per common
  share:
  Basic.......................      $  .19      $ (.04)     $ (.01)       $ (.04)     $  .01      $  .03       $  .01      $   .04
  Diluted.....................      $  .17      $ (.04)     $ (.01)       $ (.04)     $  .01      $  .03       $  .02      $   .03

___________

(1) Includes pre-tax gain of approximately $4,977,000 related to the sale of the Controlvas drug license.

(2) Certain prior period amounts previously reported as cost of sales have been reclassified as a reduction of revenues to conform with the current period's presentation format. Such reclassifications are not considered material to the consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES

         Total assets increased from $32,119,000 at December 31, 2001 to $64,692,000 at December 31, 2002, while stockholders' equity increased from $20,424,000 at December 31, 2001 to $48,751,000 at December 31, 2002. The
increase in stockholders' equity reflects primarily the net proceeds of $22,108,000 from the April 2002 common stock offering, the exercise of stock options and warrants totaling $1,375,000, the positive impact of the fluctuation of the Euro/US dollar exchange rate which totaled $3,054,000 and net income of $1,636,000.

         Working capital increased from $6,276,000 at December 31, 2001 to $30,703,000 at December 31, 2002, primarily as a result of proceeds from the April 2002 common stock offering and exercises of stock options and warrants, partially offset by additions to fixed assets.

         Cash, cash equivalents and marketable securities increased from $5,736,000 at December 31, 2001 to $26,977,000 at December 31, 2002, primarily as a result of net proceeds received from the April 2002 common stock offering, the net proceeds of which totaled $22,108,000, proceeds received from exercises of stock options and warrants totaling $1,375,000 and cash provided by operating activities of $1,049,000, partially offset by net repayment of borrowings of $198,000 and additions to fixed assets totaling

$3,432,000. Also included in cash and cash equivalents at December 31, 2002 are approximately $23,360,000 of short-term liquid investments considered to be cash equivalents.

         Receivables increased from $6,937,000 at December 31, 2001 to $10,874,000 at December 31, 2002 as a direct result of the increase in net product sales. Receivables increased by approximately $2,302,000 in local currency, but fluctuations in foreign currency exchange rates increased receivables reported in U.S. dollars by approximately $1,635,000. We have not experienced any material delinquencies on our receivables that have had a material effect on our financial position, results of operations or cash flows. Inventories increased from $2,563,000 at December 31, 2001 to $5,133,000 at December 31, 2002 primarily as a result of raw materials purchases and strategic increases in finished goods inventories in anticipation of continuing demand for our generic products. Inventories increased by approximately $1,796,000 in local currency, but fluctuations in foreign currency exchange rates increased inventories reported in U.S. dollars by approximately $774,000.

         The combined total of accounts payable and accrued expenses increased from $7,310,000 at December 31, 2001 to $11,265,000 at December 31, 2002,
primarily due to accruals for taxes payable (approximately $1,342,000), as well as for inventory purchases (approximately $1,463,000), additions to drug licenses (approximately $166,000) and additions to fixed assets of $245,000, as well as the effect of fluctuations in foreign currency exchange rates (approximately $1,751,000), partially offset by a decrease in the reserves for potential sales returns (approximately $53,000).

         Short-term borrowings and current portion of long-term debt decreased from $1,757,000 at December 31, 2001 to $1,725,000 at December 31, 2002, as a
result of net repayment of short-term borrowings, partially offset by the effect of fluctuations in foreign currency exchange rates. The weighted average interest rate on our short-term borrowings and current portion of long-term debt is 5.0%.

         Long-term debt, which totaled $142,000 at December 31, 2001, increased to $345,000 during the year ended December 31, 2002 as a result of long-term equipment financing. The weighted average interest rate (including imputed interest) on our long-term debt is 5.2%.

         In addition to our short-term borrowings and long-term debt, we have fixed contractual obligations under various lease agreements. Our contractual obligations were comprised of the following as of December 31, 2002:

                                                                                                  PAYMENTS DUE BY PERIOD
                                                                                                  ----------------------
                                                                                              LESS
                                                                                             THAN 1        1-3       4-6     7-10
CONTRACTUAL OBLIGATIONS                                                            TOTAL      YEAR       YEARS     YEARS    YEARS
-----------------------                                                            -----     ------      -----     -----    -----
                                                                                                (IN THOUSANDS)

Short-term borrowings..........................................................  $ 1,598    $ 1,598    $    -     $    -    $   -
Long-term debt, including imputed interest of $105.............................      568        127       153        162      126
Operating leases...............................................................    2,453        808     1,640          5        -

Total contractual cash obligations.............................................  $ 4,619    $ 2,533    $ 1,793    $  167    $ 126
                                                                                 =======    =======    =======    ======    =====



         Operating activities for the year ended December 31, 2002 provided net cash of $1,049,000. Investing activities, primarily additions to machinery and equipment and capital improvements made to the manufacturing facility in Spain used net cash of $3,696,000 during the year ended December 31, 2002.

Financing activities, consisting primarily of net proceeds received from the April 2002 offering of common stock (approximately $22,108,000) and the proceeds received from the exercise of stock options and warrants (approximately $1,375,000), partially offset by net repayments of borrowings (approximately $198,000) provided net cash of $23,285,000 during the year ended December 31, 2002.

         As discussed in Item 1., we also entered into a perpetual license agreement whereby we granted to Auxilium an exclusive royalty-based worldwide license, to develop, market and sell a topical testosterone gel containing our CPE-215 technology. In accordance with the terms of the license agreement, we have received payments, based upon Auxilium's completion of certain milestones, in the aggregate of $550,000. Terms of the license agreement also entitle us to royalties based on net sales. Auxilium launched the product, named Testim, in February 2003 and we expect to receive royalty payments beginning in 2003. We are unable to estimate the amount or timing of these royalty payments at this time.

         We plan to continue making improvements to our manufacturing facility during 2003 that include the acquisition of additional manufacturing equipment, in order to accommodate our expected growth. We have budgeted approximately $2,340,000 for these capital expenditures related to these improvements and additions during 2003. Additionally, as discussed in Item 2., we purchased a 15,700 square foot commercial building situated on approximately 14 acres of land in Exeter, New Hampshire in January 2003. We plan to move our corporate headquarters and research and development laboratory into this facility in April 2003. We paid approximately $1,776,000 cash for the property and expect to spend approximately $450,000 in order to expand our research and development facility and add necessary research equipment.

         Seasonality, Effect of Inflation and Liquidity. In the past, we have experienced lower sales in the third calendar quarter and higher sales in the fourth calendar quarter due to seasonality. As we market more pharmaceutical products whose sales are seasonal, seasonality of sales may become more significant. Neither inflation nor changing prices has materially impacted our revenues or income from operations for the periods presented. We expect to have sufficient liquidity to fund operations for at least the next twenty-four months. We continue to explore alternative sources for financing our business activities, including the possibility of public and/or private offerings of our securities. In appropriate situations, that will be strategically determined, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

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

         o Revenue recognition and accounts receivable. Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred when the customer takes possession of the products. We provide our customers with a limited right of return. Revenue is recognized upon delivery of products and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48 and of allowances for doubtful accounts based on significant historical experience. Revenue from service sales is recognized when the service procedures have been completed or applicable milestones have been achieved. Revenue from research and development contracts is recognized over applicable contractual periods or as defined milestones are attained, as specified by each contract and as costs related to the contracts are incurred.

         o Foreign currency translation. The financial position and results of operations of our foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of each foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses are credited to or charged against other comprehensive income (loss). Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

         o Drug licenses and related costs. Drug licenses and related costs incurred in connection with acquiring licenses, patents and other proprietary rights related to our commercially developed products are capitalized. Capitalized drug licenses and related costs are being amortized on a straight-line basis for periods not exceeding 15 years from the dates of acquisition. Carrying of such assets are reviewed quarterly by comparing the carrying amounts to their estimated undiscounted cash flows and adjustments are made for any diminution in value.

NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and requires that all business combinations be accounted for by a single method - the purchase method. SFAS No. 141 also provides guidance on the recognition of intangible assets identified in a business combination and requires enhanced financial statement disclosures. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. In addition, SFAS No. 142 concludes that goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 142 was required for fiscal years beginning after December 15, 2001, except for the nonamortization and amortization provisions which are required for goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on our financial position, results of operations or cash flows.

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

         In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more disclosure in the summary of significant accounting policies, the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting For Stock Issued to Employees. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure provisions for interim financial statements are effective for interim periods beginning after December 15, 2002. We currently account for stock-based compensation utilizing the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25.

         In December 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We have adopted the disclosure requirements of FIN 45 as of December 31, 2002 and determined that no additional disclosures were required. In addition, we are required to adopt the initial recognition and measurement of the fair value of the obligation undertaken in issuing the guarantee on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe FIN 45 will have a material effect on our financial position, results of operations or cash flows.

         In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. EITF Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We do not believe EITF Issue No. 00-21 will have a material effect on our financial position, results of operations or cash flows.

         In November 2001, the EITF reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, which is a codification of EITF Issues No. 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenues under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. EITF Issue No. 01-09 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of EITF Issue No. 01-09 did not have a material effect on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         Foreign Currency. A substantial amount of our business is conducted in Europe and is therefore influenced to the extent to which there are fluctuations in the U.S. Dollar's value against other currencies, specifically the Euro. The exchange rate at December 31, 2002 and 2001 was .95 Euros and 1.12 Euros per U.S. Dollar, respectively. The weighted average exchange rate for the years ended December 31, 2002, 2001 and 2000 was 1.06 Euros, 1.12 Euros and 1.09 Euros per U.S. Dollar, respectively. The effect of foreign currency fluctuations on long lived assets for the year ended December 31, 2002 was an increase of $3,054,000 and the cumulative historical effect was a decrease of $416,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive loss. Although exchange rates fluctuated significantly in recent years, we do not believe that the effect of foreign currency fluctuation is material to our results of operations as the expenses related to much of our foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, we do not plan to modify our business practices.

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

         Interest Rates. The weighted average interest rate on our short-term borrowings and current portion of long-term debt is 5.0% and the balance outstanding is $1,725,000 as of December 31, 2002. A portion of our long-term borrowings is non-interest bearing and the balance outstanding on these borrowings at December 31, 2002 is $378,000 including imputed interest (ranging from 4.8% to 6.0%) of $105,000. The balance of our long-term borrowings of $63,000 bears interest at the rate of 2.9%. Consequently, the weighted average interest rate on our long-term borrowings is 5.2%. The effect of an increase in the interest rate of one percentage point (one hundred basis points) to 6.0% on short-term borrowings and to 6.2% on long-term borrowings would have the effect of increasing interest expense by approximately $22,000 annually.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         See Item 15 of this Form 10-K.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

NAME                             AGE       POSITION
----                             ---       --------

James R. Murphy                  53       Chairman, President, Chief Executive Officer and Director

Michael McGovern                 59       Vice Chairman and Director

Robert M. Stote, M.D.            63       Senior Vice President, Chief Science Officer and Director

Michael D. Price                 45       Vice President, Chief Financial Officer, Treasurer, Secretary and Director

Robert J. Gyurik                 56       Vice President of Pharmaceutical  Development and  Director

Jordan A. Horvath                41       Vice President and General Counsel

Charles L. Bolling               79       Director

Miguel Fernandez                 72       Director

William A. Packer                68       Director

John W. Spiegel                  61       Director


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

         MICHAEL MCGOVERN has served as one of our directors since 1997 and was named Vice Chairman of Bentley in October 1999. Mr. McGovern serves as President of McGovern Enterprises, a provider of corporate and financial consulting services, which he founded in 1975. Mr. McGovern is Chairman of the Board of Specialty Surgicenters, Inc., is Vice Chairman of the Board of Employment Technologies, Inc. and is a Director on the corporate boards of Training Solutions Interactive, Inc. and the Reynolds Development Company. Mr. McGovern received a B.S. and M.S. in accounting and his Juris Doctor from the University of Illinois. He is a Certified Public Accountant.

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

         CHARLES L. BOLLING has served as one of our directors since 1991. Mr. Bolling served from 1968 to 1973 as Vice President of Product Management and Promotion (U.S.), from 1973 to 1977 as Vice President of Commercial Development and from 1977 to 1986 as Director of Business Development (International) at SmithKline & French Laboratories. Mr. Bolling received an A.B. from Princeton University. Mr. Bolling has been retired since 1986.

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

         JOHN W. SPIEGEL has served as one of our directors since June 2002. Mr. Spiegel has served as Vice Chairman and Chief Financial Officer of SunTrust Banks, Inc. since August 2000. Prior to August 2000, Mr. Spiegel was an Executive Vice President and Chief Financial Officer of SunTrust Banks from 1985. Mr. Spiegel also serves as Chairman of the Board of the Bank Administration Institute and on the Board of Directors of Rock-Tenn Company
(RKT), the Woodruff Arts Center, the High Museum of Art, the American Cardiovascular Research Institute, and the Children's Healthcare of Atlanta. Mr. Spiegel is also a member of the Dean's Advisory Council of the Goizueta Business School at Emory University. Mr. Spiegel received an MBA from Emory University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and any persons who own more than 10% of any class of our equity securities, to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and the American Stock Exchange and to furnish us with copies of such reports. To the best of our knowledge during the year ended December 31, 2002, all Section 16(a) filing requirements have been satisfied, with the exception that Robert J. Gyurik, Vice President of Pharmaceutical Development and a Director, reported one transaction for 500 shares two days late and Miguel Fernandez, a Director, reported four transactions for 2,500 shares ten months late.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The information called for by this item is incorporated by reference to our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The information called for by this item is incorporated by reference to our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The information called for by this item is incorporated by reference to our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. ITEM 14.

ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

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

                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
              ---------------------------------------------------------------



                                                                                  Page Herein
                                                                                  -----------

(a)       The following documents are filed as a part of this report:

          (1)  Financial Statements:

          Index to Consolidated Financial Statements                               F-1

          Independent Auditors' Report                                             F-2

          Consolidated Balance Sheets as of December 31, 2002 and 2001             F-3

          Consolidated Statements of Operations and of Comprehensive Income
          (Loss) for the years ended December 31, 2002, 2001 and 2000              F-4

          Consolidated Statements of Changes in Stockholders' Equity for the
          years ended December 31, 2002, 2001 and 2000                             F-5

          Consolidated Statements of Cash Flows for the years ended
          December 31, 2002, 2001 and 2000                                         F-6 to F-7

          Notes to Consolidated Financial Statements                               F-8 to F-26

                                  EXHIBIT INDEX

         (3)      Exhibits filed as part of this report:

Exhibit
Number                              Description
--------------------------------------------------------------------------------

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

Exhibit
Number                              Description
--------------------------------------------------------------------------------

4.5 Warrant issued by the Registrant for the benefit of Hsu, dated February 11, 1999. (Reference is made to exhibit 7.4 to the Registrant's Form 8-K filed February 26, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.6 Registrant's 2001 Employee Stock Option Plan. (Reference is made to Appendix B to the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on April 9, 2001, which exhibit is incorporated herein by reference.)

4.7 Registrant's 2001 Directors' Stock Option Plan. (Reference is made to Appendix C to the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on April 9, 2001, which exhibit is incorporated herein by reference.)

4.8 Form of Stock Option contract under the Registrant's 2001 Employee Stock Option Plan. (Reference is made to Exhibit 4.8 to the Registrant's Form 10-K dated December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.9 Form of Stock Option contract under the Registrant's 2001 Directors' Stock Option Plan. (Reference is made to Exhibit
                  4.9 to the Registrant's Form 10-K dated December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.1 Employment Agreement dated as of January 1, 2002 between the Registrant and James R. Murphy. (Reference is made to Exhibit
                  10.1 to the Registrant's Form 10-K dated December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.2* Employment Agreement dated as of January 1, 2003 between the Registrant and Robert M. Stote, M.D.

10.3 Employment Agreement dated as of January 1, 2002 between the Registrant and Michael D. Price. (Reference is made to Exhibit
                  10.3 to the Registrant's Form 10-K dated December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.4 Employment Agreement dated as of January 1, 2002 between the Registrant and Robert J. Gyurik. (Reference is made to Exhibit
                  10.4 to the Registrant's Form 10-K dated December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

Exhibit
Number                              Description
--------------------------------------------------------------------------------

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

10.7              License Agreement between the Registrant and Auxilium A2, Inc.
                  dated May 31, 2000, including Amendment No. 1 thereto dated October 2000 and Amendment No. 2 dated May 31, 2001. (Reference is made to Exhibit 10.10 to the Registrant's Form 10-K dated December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.8 Agreement between the Registrant and Pfizer Inc dated October 25, 2001. (Reference is made to Exhibit 10.11 to the Registrant's Form 10-K dated December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.9 Supply Agreement, License Agreement and Rights Agreement between Laboratorios Belmac, S.A., Laboratorios Davur, S.A. and Teva Pharmaceutical Industries Ltd. dated July 18, 2000.
                  (1) (Reference is made to Exhibit 10.12 to the Registrant's Form 10-K dated December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.10* Amendment No. 3 dated September 6, 2002 to License Agreement between the Registrant and Auxilium Pharmaceuticals, Inc. dated May 31, 2000. (1)

10.11* Amendment dated November 4, 2002 to Agreement between the Registrant and Pfizer Inc dated October 25, 2001.

10.12* License Agreement between the Registrant and Auxilium Pharmaceuticals, Inc. dated May 31, 2001 relating to products using Dihydrotestosterone. (1)

10.13* Amendment No. 1 dated September 6, 2002 to License Agreement between the Registrant and Auxilium Pharmaceuticals, Inc. dated May 31, 2001 related to products using
                  Dihydrotestosterone. (1)

Exhibit
Number                              Description
--------------------------------------------------------------------------------

21.1*             Subsidiaries of the Registrant.

23.1*             Consent of Deloitte & Touche LLP.

99.1*             Certification of the Chief Executive Officer.

99.2*             Certification of the Chief Financial Officer.



   (b)            Reports on Form 8-K filed during the fiscal quarter ended
                    December 31, 2002:

                  None.

---------------
*         Filed herewith.

(1) Confidential treatment has been requested with respect to certain portions of this exhibit, which have been separately filed with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BENTLEY PHARMACEUTICALS, INC.


                                               By:      /s/ James R. Murphy
                                                        -------------------
                                                        James R. Murphy
                                                        Chairman, President and
                                                        Chief Executive Officer
                                                        Date:  March 13, 2003

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


Signature                                   Title                                       Date
---------                                   -----                                       ----


/s/ James R. Murphy                         Chairman, President,                        March 13, 2003
-------------------                         Chief Executive Officer
James R. Murphy                             and Director (principal
                                            executive officer)


/s/Michael McGovern                         Vice Chairman and Director                  March 13, 2003
-------------------
Michael McGovern


/s/ Robert M. Stote                         Senior Vice President,                      March 13, 2003
-------------------                         Chief Science Officer and
Robert M. Stote, M.D.                       Director


/s/ Michael D. Price                        Vice-President,                             March 13, 2003
--------------------                        Chief Financial Officer,
Michael D. Price                            Treasurer, Secretary and
                                            Director (principal
                                            financial and accounting officer)


/s/Robert J. Gyurik                         Vice President of                           March 13, 2003
------------------                          Pharmaceutical Development
Robert J. Gyurik                            and Director


/s/Charles L. Bolling                       Director                                    March 13, 2003
---------------------
Charles L. Bolling


/s/Miguel Fernandez                         Director                                    March 13, 2003
-------------------
Miguel Fernandez


/s/William A. Packer                        Director                                    March 13, 2003
--------------------
William A. Packer


/s/John W. Spiegel                          Director                                    March 13, 2003
------------------
John W. Spiegel


                                    FORM 10-K
                                  CERTIFICATION

I, James R. Murphy, certify that:

1. I have reviewed this annual report on Form 10-K of Bentley Pharmaceuticals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 13, 2003


 /s/James R. Murphy
-------------------
James R. Murphy
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

                                    FORM 10-K
                                  CERTIFICATION

I, Michael D. Price, certify that:

1. I have reviewed this annual report on Form 10-K of Bentley Pharmaceuticals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 13, 2003


/s/Michael D. Price
---------------------
Michael D. Price
Vice President and Chief Financial Officer
(Principal Financial Officer)

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES


                                                                            PAGE
                                                                            ----

Independent Auditors' Report..............................................  F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001..............  F-3

Consolidated Statements of Operations and of Comprehensive
  Income (Loss) for the years ended December 31, 2002, 2001 and 2000......  F-4

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2002, 2001 and 2000....................  F-5

Consolidated Statements of Cash Flows for the years
  ended December 31, 2002, 2001 and 2000..................................  F-6

Notes to Consolidated Financial Statements................................  F-8

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Bentley Pharmaceuticals, Inc.
North Hampton, New Hampshire

We have audited the accompanying consolidated balance sheets of Bentley Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations and of comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 26, 2003

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                 DECEMBER 31,
                                                             -------------------
                                                              2002       2001
                                                              ----       ----

ASSETS

Current assets:
 Cash and cash equivalents                                   $26,581     $5,736
 Marketable securities                                           396          -
 Receivables, net                                             10,874      6,937
 Inventories, net                                              5,133      2,563
 Deferred foreign taxes                                          123        141
 Prepaid expenses and other                                      865        462
                                                             -------    -------
  Total current assets                                        43,972     15,839
                                                             -------    -------
 Non-current assets:
  Fixed assets, net                                            9,565      5,595
  Drug licenses and related costs, net                        10,975     10,276
  Other                                                          180        409
                                                             -------    -------
   Total non-current assets                                   20,720     16,280
                                                             -------    -------
                                                             $64,692    $32,119
                                                             =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $7,206     $4,820
  Accrued expenses                                             4,059      2,490
  Short-term borrowings                                        1,598      1,757
  Current portion of long-term debt                              127          -
  Deferred income                                                279        496
                                                             -------    -------
    Total current liabilities                                 13,269      9,563
                                                             -------    -------

Non-current liabilities:
   Foreign taxes payable                                       2,141      1,827
   Long-term debt                                                345        142
   Other                                                         186        163
                                                             -------    -------
     Total non-current liabilities                             2,672      2,132
                                                             -------    -------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value, authorized 2,000 shares,
     issued and outstanding, zero shares                           -          -
 Common  stock, $.02  par value,  authorized  35,000 shares,
     issued and outstanding, 17,404 and 14,585 shares            348        292
 Stock purchase warrants (to purchase 3,292 and 3,424
     shares of common stock)                                     431        433
 Additional paid-in capital                                  121,084     97,501
 Accumulated deficit                                         (72,696)   (74,332)
 Accumulated other comprehensive loss                           (416)    (3,470)
                                                             -------    -------
     Total stockholders' equity                               48,751     20,424
                                                             -------    -------
                                                             $64,692    $32,119
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

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND OF COMPREHENSIVE INCOME (LOSS)

(in thousands except per share data)                  For the Year Ended
                                                         December 31,
                                                --------------------------------

                                                  2002       2001        2000
                                                  ----       ----        ----

Revenues:
 Net product sales                             $38,718    $26,411     $18,487
 Licensing and collaboration revenue               418          -         130
                                                ------     ------      ------
   Total revenues                               39,136     26,411      18,617

Cost of net product sales                       16,477     11,462       7,189
                                                ------     ------      ------
Gross profit                                    22,659     14,949      11,428
                                                ------     ------      ------
Operating expenses:
 Selling and marketing                          10,400      9,057       6,494
 General and administrative                      4,902      4,085       3,766
 Research and development                        2,960      2,084       1,102
 Depreciation and amortization                   1,015        911         580
                                                ------     ------      ------
   Total operating expenses                     19,277     16,137      11,942
                                                ------     ------      ------
Income (loss) from operations
  before sale of drug licenses                   3,382     (1,188)       (514)

Gain on sale of drug licenses                      650      5,050           -
                                                ------     ------      ------
Income (loss) from operations                    4,032      3,862        (514)
                                                ------     ------      ------

Other income (expenses):
  Interest income                                  279        168         347
  Interest expense                                (209)      (244)       (439)
  Other                                             68         27          83
                                                ------     ------      ------

Income (loss) before income taxes                4,170      3,813        (523)

Provision for foreign income taxes               2,534      2,452         222
                                                ------     ------      ------
Net income (loss)                               $1,636     $1,361       ($745)
                                                ======     ======      ======
Net income (loss) per common share:

  Basic                                          $.10       $.10       ($.06)
                                                ======     ======      ======
  Diluted                                        $.08       $.08       ($.06)
                                                ======     ======      ======
Weighted average common shares outstanding:

  Basic                                         16,569     14,196      12,981
                                                ======     ======      ======
  Diluted                                       19,798     16,147      12,981
                                                ======     ======      ======

Net income (loss)                               $1,636     $1,361       ($745)
Other comprehensive income (loss):
 Foreign currency translation gains (losses)     3,054       (842)       (289)
                                                ------     ------      ------
Comprehensive income (loss)                     $4,690       $519     ($1,034)
                                                ======     ======      ======

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

                                                  $.02 Par Value                                            Accumulated
                                                   Common Stock          Stock     Additional                  Other
                                                  --------------        Purchase     Paid-In   Accumulated  Comprehensive
                                                Shares      Amount      Warrants     Capital     Deficit    Income (Loss)    Total
                                                ------      ------      --------   ----------  -----------  -------------   -------
Balance at December 31, 1999                    10,230       $204         $799        $87,858   ($74,948)     ($2,339)      $11,574
  Conversion of debentures                       2,901         58            -          4,682          -            -         4,740
  Exercise of stock options/warrants               684         15         (414)         2,197          -            -         1,798
  Exercise of Class B redeemable warrants           99          1           (2)           493          -            -           492
  Exercise of underwriter's warrants                 -          -          249             (3)         -            -           246
  Foreign currency translation adjustment            -          -            -              -          -         (289)         (289)
  Net loss                                           -          -            -              -       (745)           -          (745)
                                                ------       ----         ----       --------   ---------       ------       ------


Balance at December 31, 2000                    13,914        278          632         95,227    (75,693)      (2,628)       17,816
  Exercise of stock options/warrants               171          4            -            443          -            -           447
  Exercise of underwriter's Class A warrants       460          9         (199)         1,570          -            -         1,380
  Equity based compensation                         40          1            -            261          -            -           262
  Foreign currency translation adjustment            -          -            -              -          -         (842)         (842)
  Net income                                         -          -            -              -      1,361            -         1,361
                                                ------       ----         ----       --------   ---------       ------       ------

Balance at December 31, 2001                    14,585        292          433         97,501    (74,332)      (3,470)       20,424
  Offering of common stock, net                  2,500         50            -         22,058          -            -        22,108
  Exercise of stock options/warrants               304          6           (2)         1,369          -            -         1,373
  Equity based compensation                         15          -            -            156          -            -           156
  Foreign currency translation adjustment            -          -            -              -          -        3,054         3,054
  Net income                                         -          -            -              -      1,636            -         1,636
                                                ------       ----         ----       --------   ---------       ------      -------
Balance at December 31, 2002                    17,404       $348         $431       $121,084   ($72,696)       ($416)      $48,751
                                                ======       ====         ====       ========   =========       ======      =======

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


    (in thousands)                                                     For the Year Ended
                                                                          December 31,
                                                             ---------------------------------------
                                                                2002          2001          2000
                                                             -----------   -----------   -----------
    Cash flows from operating activities:
      Net income (loss)                                          $ 1,636       $ 1,361        $ (745)
      Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
        Gain on sale of drug licenses                               (650)       (5,050)            -
        Depreciation and amortization                              1,584         1,235           840
        Equity-based compensation expense                            156           262            69
        Other non-cash items                                         597          (188)            2
        (Increase) decrease in assets and
          increase (decrease) in liabilities:
          Receivables                                             (1,949)       (2,060)       (1,385)
          Inventories                                             (1,796)         (864)       (1,003)
          Deferred foreign taxes                                      45         1,629             -
          Prepaid expenses and other current assets                 (259)          100          (205)
          Other assets                                                24           (11)          (97)
          Accounts payable and accrued expenses                    1,855         3,306          (171)
          Deferred income                                           (217)          496             -
          Other liabilities                                           23           (77)           (5)
                                                                ---------   -----------   -----------
            Net cash provided by (used in) operating activities    1,049           139        (2,700)
                                                                ---------   -----------   -----------

    Cash flows from investing activities:
      Proceeds from sale of drug licenses                            656         2,698         2,564
      Proceeds from sale of investments                           56,190        31,645        17,193
      Purchase of investments                                    (56,314)      (31,567)      (15,171)
      Additions to fixed assets                                   (3,432)       (1,595)       (1,014)
      Additions to drug licenses and related costs                  (796)         (437)       (5,560)
      Deferred compensation                                            -             -          (440)
                                                                ---------   -----------   -----------
            Net cash (used in) provided by investing activities  (3,696)           744        (2,428)
                                                                ---------   -----------   -----------


                          (Continued on following page)

         The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.




                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

    (in thousands)                                                     For the Year Ended
                                                                          December 31,
                                                             ---------------------------------------
                                                                2002          2001          2000
                                                             -----------   -----------   -----------
    Cash flows from financing activities:
      Proceeds from offering of common stock, net              $ 22,108       $     -       $     -
      Proceeds from exercise of stock options/warrants            1,375         1,827         2,843
      Proceeds from borrowings                                    2,841         2,514         5,004
      Repayment of borrowings                                    (3,039)       (4,219)       (2,279)
                                                               ---------   -----------   -----------
            Net cash provided by financing activities            23,285           122         5,568
                                                               ---------   -----------   -----------

    Effect of exchange rate changes on cash                         207           (85)          (46)
                                                               ---------   -----------   -----------

    Net increase in cash and cash equivalents                    20,845           920           394

    Cash and cash equivalents at beginning of year                5,736         4,816         4,422
                                                               ---------   -----------   -----------

    Cash and cash equivalents at end of year                   $ 26,581       $ 5,736       $ 4,816
                                                               =========   ===========   ===========

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      The Company paid cash during the year
      for (in thousands):
        Interest                                                  $ 202         $ 247         $ 486
                                                               =========   ===========   ===========
        Taxes                                                   $ 2,164         $ 317         $ 897
                                                               =========   ===========   ===========

    SUPPLEMENTAL DISCLOSURES OF NON-CASH
     FINANCING AND INVESTING ACTIVITIES
       The Company has issued or is obligated to
       issue Common Stock in exchange for services
       as follows (in thousands):
        Shares                                                       15            40             8
                                                               =========   ===========   ===========
        Amount                                                    $ 151         $ 233          $ 69
                                                               =========   ===========   ===========

    Included in year-end accounts payable are fixed asset and
      drug license purchases totaling (in thousands):             $ 922         $ 514         $ 225
                                                               =========   ===========   ===========



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

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - HISTORY AND OPERATIONS

         Bentley Pharmaceuticals, Inc. and its Subsidiaries (the "Company") is a specialty pharmaceutical company operating in two business segments: research, development and licensing/commercialization of advanced drug delivery technologies and pharmaceutical products; and manufacturing and selling of generic and branded pharmaceutical products. In the research and development segment based in the U.S., the Company owns U.S. and international patent and other proprietary rights to technologies that enhance or facilitate the absorption of drugs across biological membranes. The Company is developing products incorporating these technologies and seeks to form strategic alliances with pharmaceutical and biotechnology companies to facilitate the development and commercialization of its products. The Company currently has strategic alliances regarding its drug delivery technologies with Pfizer Inc and Auxilium Pharmaceuticals, Inc. and is in preliminary discussions with a number of other pharmaceutical companies to form additional alliances. The Company is incorporated in the State of Delaware.

         In the pharmaceutical product sales segment based in Spain, the Company manufactures and markets branded and generic pharmaceutical products within four primary therapeutic areas: cardiovascular, gastrointestinal, infectious and neurological diseases.

         The Company anticipated the opportunities that the emerging generic drug market in Spain present and began taking measures over four years ago to enter the Spanish generic drug market. The Company created a wholly-owned subsidiary to register, market and distribute generic pharmaceutical products in Spain and began aligning its business model to be competitive in this arena, including hiring and training a new generic sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position the Company as a leader in the Spanish generic drug market. In July 2000, the Company entered into a strategic alliance with Teva Pharmaceutical Industries, Ltd. ("Teva"), whereby the Company has received the right to register and market in Spain more than 75 of Teva's products. Teva also entered into a supply agreement with the Company pursuant to which Teva will manufacture the products and supply them to the Company for marketing and sale in Spain. Teva was also granted a right of first refusal to acquire Laboratorios Davur in the event that the Company decides to sell that subsidiary or its direct parent, Laboratorios Belmac. The Company also granted Teva the right to bid for Laboratorios Belmac in the event the Company intends to sell that subsidiary.

         Given the Company's current liquidity and cash balances and expectations with respect to the execution of its business model, management believes that it has sufficient resources to fund operations for at least twenty-four months. However, there can be no assurance that changes in the Company's research and development plans or other events affecting the Company's revenues or operating expenses will not result in the earlier depletion of the Company's funds.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Pharma de Espana, Inc. and its wholly-owned subsidiary, Laboratorios Belmac S.A. and its wholly-owned subsidiaries, Laboratorios Davur S.L. and Laboratorios Rimafar S.L.; Bentley Healthcare Corporation and its wholly-owned subsidiary, Belmac Hygiene, Inc.; Belmac Health Corporation; Belmac Holdings, Inc. and its wholly-owned subsidiary, Belmac A.I., Inc.; B.O.G. International Finance, Inc.; and Belmac Jamaica, Ltd. All significant inter-company balances have been eliminated in consolidation. The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of each foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses are credited to or charged against other

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


comprehensive income (loss). Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents for purposes of classification in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. Investments in securities that do not meet the definition of cash equivalents are classified as marketable securities in the Consolidated Balance Sheets.

MARKETABLE SECURITIES

         The Company has investments in securities, with maturities of greater than three months when purchased, totaling $396,000, which are classified as marketable securities as of December 31, 2002. The Company had no marketable securities as of December 31, 2001. These investments are considered available-for-sale and are carried at fair value. Unrealized gains or losses are treated as a component of other comprehensive income (loss).

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

FIXED ASSETS

         Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the following estimated economic lives of the assets:

                                                                   YEARS
                                                                   -----
Buildings and improvements..................................          30
Equipment...................................................         3-7
Furniture and fixtures......................................         5-7
Other.......................................................           5


         Leasehold improvements are amortized over the life of the respective lease. Expenditures for replacements and improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are removed from the accounts and any gain or loss is recognized currently.

DRUG LICENSES AND RELATED COSTS

         Drug licenses and related costs incurred in connection with acquiring licenses, patents, and other proprietary rights related to the Company's commercially developed products are capitalized. Capitalized drug licenses and related costs are being amortized on a straight-line basis for periods not exceeding fifteen years from the dates of acquisition. Carrying values of such assets are reviewed quarterly by the Company, by comparing the carrying amounts to their estimated undiscounted cash flows, and adjustments are made for any diminution in value. In accordance with the guidelines in Statement of Financial Accounting Standards ("SFAS") No. 142, the Company determined it has one reporting unit. The Company performed a review for diminution in value and has concluded that no diminution in value has occurred. The Company has also reassessed the useful lives of its drug

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


licenses and related costs and determined the useful lives are appropriate in determining amortization expense.

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

ORIGINAL ISSUE DISCOUNT/DEBT ISSUANCE COSTS

         Original issue discount related to the issuance of debt is amortized to interest expense using the effective interest method over the lives of the related debt. The costs related to the issuance of debt is capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash, cash equivalents, marketable securities, receivables, accounts payable, accrued expenses and short-term borrowings approximate fair value because of their short-term nature. The carrying amount of the Company's long-term obligations approximate fair value given the amounts outstanding at December 31, 2002 and 2001.

         The fair value information presented herein is based on information available to management as of December 31, 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore the current estimates of fair value may differ significantly from the amounts presented herein.

STOCK-BASED COMPENSATION PLANS

         The Company has stock-based employee compensation plans that are described more fully in Note 11. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the Consolidated Statements of Operations, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

         Had the compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the method described in SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per common share on a pro forma basis would have been:

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                  2002            2001                2000
                                  ----            ----                ----
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income (loss), as reported  $ 1,636          $1,361            $  (745)

Total stock-based employee
  compensation expense
  determined under fair
  value method for
  all awards
                                 (3,673)         (2,040)            (2,554)
                                 ------          ------            -------
Pro forma net loss              $(2,037)         $ (679)           $(3,299)
                                =======          ======            =======

Earnings (loss) per share:

    Basic - as reported         $  0.10          $ 0.10            $ (0.06)

    Basic - pro forma           $ (0.12)         $(0.05)           $ (0.25)

    Diluted - as reported       $  0.08          $ 0.08            $ (0.06)

    Diluted - pro forma         $ (0.12)         $(0.05)           $ (0.25)


         The preceding pro forma results were calculated using the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 2002, 2001 and 2000, respectively: (1) risk-free interest rates of 5.1%, 5.2% and 6.6%, respectively; (2) dividend yields of 0.0%; (3) expected lives of 5, 10 and 10 years, respectively; and (4) volatility of 57.6%, 140.8% and 126.9%, respectively. The weighted average fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $5.58, $3.72 and $4.48, respectively. Results may vary depending on the assumptions applied within the model.

         Stock or other equity-based compensation for non-employees is accounted for under the fair value method as required by SFAS No. 123 and Emerging
Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period.

REVENUE RECOGNITION

         Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred when the customer takes possession of the products. The Company provides its customers with a limited right of return. Revenue is recognized upon delivery and a reserve for sales returns is recorded. The Company has demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48 and of allowances for doubtful accounts based on significant historical experience.

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

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities relating to the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements and tax returns. As permitted by APB Opinion No. 23, Accounting for Income Taxes - Special Areas, provisions for income taxes on undistributed earnings of foreign subsidiaries that are considered permanently invested are not recognized in the Company's consolidated financial statements.

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

         Basic and diluted net income (loss) per common share is based on the weighted average number of shares of Common Stock outstanding during each period. The effect of the Company's outstanding stock options and stock purchase warrants were considered in the diluted net income per share calculation for the years ended December 31, 2002 and 2001. The effect of outstanding stock options and stock purchase warrants were not considered for the year ended December 31, 2000, because the results would have been anti-dilutive.

         The following is a reconciliation between basic and diluted net income per common share for the years ended December 31, 2002 and 2001. Dilutive securities issuable for the years ended December 31, 2002 and 2001 include approximately 1,309,000 and 663,000 shares, respectively, issuable as a result of Class B Warrants, and approximately 1,920,000 and 1,288,000 shares, respectively, issuable as a result of various stock options and warrants outstanding.


    YEAR ENDED DECEMBER 31, 2002
                                                        EFFECT OF
                                             BASIC       DILUTIVE       DILUTED
                                              EPS       SECURITIES        EPS
                                              ---       ----------        ---
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income.................................   $ 1,636      $   --       $1,636
Weighted average common shares outstanding.    16,569       3,229       19,798
Net income per common share................   $   .10      $ (.02)      $  .08


    YEAR ENDED DECEMBER 31, 2001
                                                          EFFECT OF
                                               BASIC       DILUTIVE     DILUTED
                                                EPS       SECURITIES      EPS
                                                ---       ----------      ---
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income.................................   $ 1,361      $   --        $1,361
Weighted average common shares outstanding.    14,196       1,951        16,147
Net income per common share................   $   .10      $ (.02)       $  .08

         For the years ended December 31, 2002 and 2001, warrants and options to purchase 324,000 and 467,000 shares of Common Stock were excluded from the diluted EPS presentation because their exercise prices were greater than the average fair value of the Common Stock.

         Potential common Shares totaling 3,013,000, representing the effect of potential exercises of options and warrants and the effect of potential conversion of Debentures into shares of Common Stock were not included in the

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


computation of diluted net loss per common share for the year ended December 31, 2000, because the effect would have been anti-dilutive.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company operates in two business segments that are in two geographical locations. See Note 13 for the disclosures required by SFAS No. 131.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and requires that all business combinations be accounted for by a single method - the purchase method. SFAS No. 141 also provides guidance on the recognition of intangible assets identified in a business combination and requires enhanced financial statement disclosures. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. In addition, SFAS No. 142 concludes that goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 142 was required for fiscal years beginning after December 15, 2001, except for the nonamortization and amortization provisions that are required for goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes previous guidelines for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's financial position, results of operations or cash flows.

         In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure in the summary of significant accounting policies, the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting For Stock Issued to Employees. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure provisions for interim financial statements are effective for interim periods beginning after December 15, 2002. The Company currently accounts for stock-based compensation utilizing the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25.

         In December 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has adopted the disclosure requirements of FIN 45 as of December 31, 2002 and determined that no additional disclosures were required. In addition, the Company is required to adopt the initial recognition and measurement of the fair value of the obligation undertaken in issuing the guarantee on a prospective basis to guarantees issued or modified after December 31, 2002.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The Company does not believe the adoption of FIN 45 will have a material effect on the Company's financial position, results of operations or cash flows.

         In November 2002, the EITF issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. EITF Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not believe the adoption of EITF Issue No. 00-21 will have a material effect on its financial position, results of operations or cash flows.

         In November 2001, the EITF reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, which is a codification of EITF Issues No. 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenues under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. EITF Issue No. 01-09 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of EITF Issue No. 01-09 did not have a material effect on the Company's financial position, results of operations or cash flows.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year's presentation format. Such reclassifications are not considered material to the consolidated financial statements.

NOTE 3 - RECEIVABLES

         Receivables consist of the following:

                                                                 DECEMBER 31,
                                                                 ------------
                                                                2002      2001
                                                                ----      ----
                                                                (IN THOUSANDS)
Trade receivables (of which $1,340 and $1,747,
 respectively, collateralize short-term borrowings
 with Spanish financial institutions)......................   $ 9,829    $6,397
VAT, income and social security taxes receivable...........     1,033       584
Other......................................................       112        22
                                                              -------    ------

                                                               10,974     7,003
Less-allowance for doubtful accounts.......................      (100)      (66)
                                                              -------    ------

                                                              $10,874    $6,937
                                                              =======    ======

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - INVENTORIES

         Inventories consist of the following:

                                                               DECEMBER 31,
                                                               ------------
                                                              2002      2001
                                                              ----      ----
                                                              (IN THOUSANDS)
Raw materials...........................................   $  3,518   $  1,387
Finished goods..........................................      1,677      1,230
                                                           --------   --------

                                                              5,195      2,617
Less-allowance for slow moving inventory................        (62)       (54)
                                                           --------   --------

                                                           $  5,133   $  2,563
                                                           ========   ========


NOTE 5 - FIXED ASSETS

         Fixed assets consist of the following:

                                                             DECEMBER 31,
                                                             ------------
                                                          2002          2001
                                                          ----          ----
                                                              (IN THOUSANDS)
Land...............................................     $    930      $    790
Buildings and improvements.........................        5,576         3,008
Equipment..........................................        5,197         3,168
Furniture and fixtures.............................        1,006           692
Leasehold improvements.............................           52            44
                                                        --------      --------

                                                          12,761         7,702
Less-accumulated depreciation......................       (3,196)       (2,107)
                                                        --------      --------

                                                        $  9,565      $  5,595
                                                        ========      ========

         The Company entered into a purchase and sale agreement during the year ended December 31, 2002, whereby it agreed to purchase a 15,700 square foot commercial building located on approximately 14 acres of land in Exeter, NH for $1,776,600. The Company paid a deposit of $157,660 during the year ended December 31, 2002, which has been included in other non-current assets as of December 31, 2002. The Company completed the acquisition of the property subsequent to December 31, 2002.

         Depreciation expense of approximately $212,000, $139,000 and $72,000 has been charged to operations as a component of depreciation and amortization expense in the Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000, respectively. The Company has included depreciation totaling approximately $569,000, $324,000 and $260,000 in cost of net product sales during the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 6 - DRUG LICENSES AND RELATED COSTS

         Drug licenses and related costs consist of the following:

                                                        DECEMBER 31,
                                                        ------------
                                                      2002        2001
                                                      ----        ----
                                                       (IN THOUSANDS)
Drug licenses and related costs.................   $   13,908  $   12,245
Less-accumulated amortization...................       (2,933)     (1,969)
                                                   ----------  ----------

                                                   $   10,975  $   10,276
                                                   ==========  ==========

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In November 2000, Laboratorios Belmac entered into an agreement to sell the trademark, registration rights and dossier for its branded pharmaceutical product, Controlvas(R), for approximately $5,148,000. Laboratorios Belmac received a 50% deposit from the purchaser in November 2000, which was reflected as deferred income in the Consolidated Balance Sheet as of December 31, 2000. The transaction was completed in February 2001, resulting in a gain of approximately $4,977,000 being recognized in the year ended December 31, 2001.

         In June 2001, Laboratorios Belmac agreed to sell the trademark, registration rights and dossier for its pharmaceutical product, Amantadine(R), to a third party for approximately $153,000. A deposit of approximately $56,000 was received from the purchaser in June 2001 and a second payment of the same amount was received upon approval of the transfer of the rights to the purchaser by the Spanish Ministry of Health, which occurred during the quarter ended September 30, 2001, resulting in recognition of a pre-tax gain of approximately $73,000. The remaining amount of approximately $41,000 is payable over the five subsequent years, in the form of a royalty arrangement.

         The Company acquired the rights to market and manufacture in Spain, the product and trademark, Codeisan(R), from Abello, a subsidiary of Merck & Co., Inc. during the year ended December 31, 2000 for approximately $5,200,000. The brand line consists of tablet and liquid presentations, which is marketed and promoted by the Laboratorios Belmac sales force. Also acquired in the transaction was the associated manufacturing equipment.

         Amortization expense for drug licenses and related costs was approximately $803,000, $772,000 and $508,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and has been recorded in depreciation and amortization expense in the accompanying Consolidated Statements of Operations.

         Amortization expense for drug licenses and related costs for each of the five years ending December 31, 2007 and for all years remaining thereafter is estimated to be approximately $991,000 and $6,020,000, respectively.

NOTE 7 - RELATED PARTY NOTES

         The Company provided loans to each of Messrs. Murphy, Price and Gyurik, who are executive officers of the Company, in the amounts of $250,000, $50,000 and $140,000, respectively, in March 2000, which Messrs. Murphy, Price and Gyurik used to pay income taxes on equity-based compensation received in the prior year. In December 2001, the Compensation Committee of the Company's Board of Directors agreed to amend the loan agreements resulting in the forgiveness of principal and accrued interest totaling approximately $56,000, $11,000 and $31,000, due from Messrs. Murphy, Price and Gyurik, respectively. The amounts forgiven were applied first to unpaid accrued interest and then to principal. These amounts were recorded as compensation expense during the year ended December 31, 2001 and treated as taxable income to the respective executives.

         In January 2002, the Compensation Committee of the Company's Board of Directors agreed to amend the loan agreements, resulting in the forgiveness of principal and accrued interest totaling approximately the same amounts as in December 2001 and the reduction in the number of shares collateralizing the remaining loan amounts to 18,700, 4,000 and 10,700 shares of the Company's Common Stock owned by Messrs. Murphy, Price and Gyurik, respectively. These amounts were recorded as compensation expense during the year ended December 31, 2002 and treated as taxable income to the respective executives. The remaining loan balances, which bear interest at 2.37% annually, mature in March 2003. Accrued interest on such loans totals approximately $7,000 and $1,000 at December 31, 2002 and 2001, respectively.

         The balance outstanding at December 31, 2002 of approximately $301,000 has been included in prepaid expenses and other current assets in the Consolidated Balance Sheet. As of December 31, 2001, the Company included the

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


current portion of approximately $98,000 in prepaid expenses and other current assets and the non-current portion of approximately $294,000 in other non-current assets in the Consolidated Balance Sheet.

NOTE 8 - ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                               DECEMBER 31,
                                                               ------------
                                                              2002     2001
                                                              ----     ----
                                                              (IN THOUSANDS)
Foreign income taxes payable.............................   $ 1,177    $ 596
Provision for sales returns..............................       349      402
Accrued payroll..........................................       756      698
Other accrued expenses...................................     1,777      794
                                                             ------    -----

                                                             $4,059   $2,490
                                                             ======   ======



NOTE 9 - DEBT

         Short-term borrowings consist of the following:

                                                              DECEMBER 31,
                                                              ------------
                                                             2002      2001
                                                             ----      ----
                                                             (IN THOUSANDS)
Trade receivables discounted with a Spanish financial
  institution, with recourse, effective
  interest rate is 5.2% and 5.9%, respectively...........   $1,340    $1,747
Revolving lines of credit payable to Spanish financial
  institutions, weighted average interest
  rate is 4.5% and 5.3%, respectively....................      258        10
                                                            ------    ------

                                                            $1,598    $1,757
                                                            ======    ======



         The weighted average stated interest rate on short-term borrowings outstanding at December 31, 2002 and 2001 was 5.1% and 5.9%, respectively.

         The Company has revolving lines of credit with Spanish financial institutions, which entitle the Company to borrow up to $5,537,000 at December 31, 2002. The lines are scheduled to mature on various dates through November 30, 2003 and are renewable. At December 31, 2002, advances outstanding under the lines of credit were approximately $258,000. The weighted average interest rate at December 31, 2002 and 2001 was 4.5% and 5.3%, respectively, and interest is payable quarterly.

         Long-term debt consists of the following:

                                                              DECEMBER 31,
                                                              ------------
                                                           2002       2001
                                                           ----       ----
                                                             (IN THOUSANDS)
Loans payable to Spanish government, net of
  unamortized discount of $105 and $72,
  respectively.....................................         $282     $ 142
Loans payable for equipment financing..............          190         -
                                                             ---     -----

                                                             472       142
Less-current portion...............................         (127)        -
                                                             ---     -----

  Total long-term debt.............................         $345     $ 142
                                                            ====     =====

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In March 2002, the Company entered into a loan agreement to finance the acquisition of manufacturing equipment. The terms of the loan require repayment over a two-year period at an average original interest rate of 2.9%. As of December 31, 2002, approximately $190,000 of the balance remains outstanding.

         In November 2002, the Company entered into a loan agreement with the Spanish government as part of a research-funding program. The loan is non-interest bearing and is payable in equal annual installments of approximately $17,000 beginning in 2006. Accordingly, the Company has imputed interest at the market rate in Spain (4.8%), has recorded a discount on the obligation of $33,000 and has classified the obligation at December 31, 2002 as non-current. The discount is being amortized over the ten-year term of the loan.

         In December 2001, the Company entered into a loan agreement with the Spanish government as part of a research-funding program. The loan is non-interest bearing and is payable in equal annual installments of approximately $30,600 beginning in 2005. Accordingly, the Company imputed interest at the market rate in Spain (6%), recorded a discount on the obligation of $72,000 and has classified the obligation at December 31, 2002 and 2001 as non-current. The discount is being amortized over the ten-year term of the loan.

         In February 1996, the Company publicly sold 6,900 Units at $1,000 per Unit. Each Unit consisted of One Thousand Dollars ($1,000) Principal Amount 12% Convertible Senior Subordinated Debenture due February 13, 2006 and 1,000 Class A Redeemable Warrants, each to purchase one share of Common Stock and one Class B Redeemable Warrant. Two Class B Redeemable Warrants entitle a holder to purchase one share of Common Stock at $5.00 per share. During the year ended December 31, 2000, holders of the Company's 12% Debentures converted all 7,254 of such Debentures, with a net carrying value of approximately $5,669,000, into approximately 2,901,000 shares of Common Stock. Interest on the Debentures was payable quarterly.

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

         On May 29, 1996, the Debentures and Class A Redeemable Warrants began trading separately. The expiration date of the Class A Warrants was extended to August 16, 1999. The expiration date of the underlying Class B Warrants was subsequently extended to December 31, 2003.

NOTE 10 - PREFERRED STOCK

         The Company has 2,000,000 shares of $1.00 Preferred Stock authorized for issuance. As of December 31, 2002 and 2001, no shares of Preferred Stock were outstanding.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11 - STOCKHOLDERS' EQUITY

         At December 31, 2002 the Company had the following Common Stock reserved for issuance under various plans and agreements (in thousands):

                                                             COMMON SHARES
For exercise of stock purchase warrants................          3,292
For exercise of outstanding stock options..............          3,459
For future stock option grants.........................            309
                                                                 -----

                                                                 7,060
                                                                 =====

         The Company has never paid any dividends on its Common Stock. The current policy of the Board of Directors is to retain earnings to finance the operation of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to the holders of the Common Stock in the foreseeable future.

STOCK PURCHASE WARRANTS

         At December 31, 2002, warrants to purchase an aggregate of approximately 3,292,000 shares of Common Stock were outstanding, which were exercisable at prices ranging from $1.50 to $20.00 per share, of which 400,000 warrants have an exercise price of $1.50 per share, approximately 2,872,000 warrants have an exercise price of $5.00 per share and 20,000 warrants have an exercise price of $20.00 per share. The warrants expire on various dates from December 2003 through February 2009.

         During the year ended December 31, 2002, approximately 263,800 Class B Warrants were exercised to acquire an aggregate of 131,900 shares of Common Stock. The Company received net cash proceeds of approximately $660,000 from all such exercises during the year ended December 31, 2002.

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

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The table below summarizes warrant activity for the years ended December 31, 2000, 2001 and 2002.

                                                                 WEIGHTED
                                         NUMBER OF          AVERAGE EXERCISE
                                       COMMON SHARES         PRICE PER SHARE
                                       -------------         ---------------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding at December 31, 1999.....       4,806                 $4.17
  Exercised..........................        (768)                $2.93
                                            -----
Outstanding at December 31, 2000.....       4,038                 $4.41
  Exercised..........................        (614)                $2.89
                                            -----

Outstanding at December 31, 2001.....       3,424                 $4.68
  Exercised..........................        (132)                $5.00
                                            -----

Outstanding at December 31, 2002.....       3,292                 $4.67
                                            =====

COMMON STOCK TRANSACTIONS

         During the year ended December 31, 2002, the Company issued approximately 2,500,000 shares of Common Stock in a Common Stock Offering which raised gross proceeds of $24,500,000, approximately 132,000 shares of Common Stock upon exercise of Class B Warrants, approximately 172,000 shares of Common Stock upon exercise of stock purchase options, and approximately 15,000 shares of Common Stock as equity-based compensation in lieu of cash.

         During the year ended December 31, 2001, the Company issued approximately 460,000 shares of Common Stock as a result of the exercise of underwriter's Class A Warrants, approximately 4,200 shares of Common Stock upon exercise of Class B Warrants, approximately 150,000 shares of Common Stock upon exercise of 150,000 other stock purchase warrants, approximately 16,900 shares of Common Stock upon exercise of stock purchase options, and approximately 40,000 shares of Common Stock as equity-based compensation in lieu of cash.

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

         General and administrative expenses for the years ended December 31, 2002, 2001 and 2000 include $100,000, $160,000 and $39,000, respectively, of non-cash equity-based compensation. Research and development expenses for the years ended December 31, 2002, 2001 and 2000 include $56,000, $102,000 and
$30,000, respectively, of non-cash equity-based compensation.

STOCK OPTION PLANS

         The Company has in effect Stock Option Plans (the "Plans"), pursuant to which directors, officers and employees of the Company are eligible to receive grants of options for the Company's Common Stock. Approximately 3,768,000 shares of Common Stock have been reserved for issuance under the Plans, of which approximately 778,000 are outstanding under the 1991 Plan, approximately 1,181,000 are outstanding under the 2001 Employee and Director Plans and 1,500,000 are outstanding under the Executive Plan as of December 31, 2002. Options may be granted for terms not exceeding ten years from the date of grant except for stock options which are granted to persons owning more than 10% of the total combined voting power of all classes of stock of the Company. For these individuals, options may be granted for terms not exceeding five years from the date of grant. Options may not be granted at a price that is less than 100% of the fair market value on the date the options are granted (110% in the case of persons owning more than 10% of the total combined voting power of the Company). Options granted under the Plans generally vest over one, two or three

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


years. Options to purchase 172,300, 16,900 and 14,000 shares of Common Stock were exercised during the years ended December 31, 2002, 2001 and 2000, respectively, resulting in net cash proceeds of approximately $715,000, $51,000 and $35,000, respectively.

         The table below summarizes activity in the Company's Plans for the years ended December 31, 2000, 2001 and 2002.

                                           NUMBER OF            WEIGHTED AVERAGE
                                         COMMON SHARES           EXERCISE PRICE
                                         -------------           --------------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding at December 31, 1999             1,927                  $   5.50
  Granted..............................        570                      7.56
   Exercised...........................        (14)                     2.52
  Canceled.............................        (26)                   113.96
                                             -----
Outstanding at December 31, 2000             2,457                      4.87
  Granted..............................        553                      6.04
  Exercised............................        (17)                     3.00
  Canceled.............................        (56)                     9.66
                                             -----
Outstanding at December 31, 2001             2,937                      5.00
  Granted..............................        699                     10.28
  Exercised............................       (172)                     4.15
  Canceled.............................         (5)                    29.40
                                             -----
Outstanding at December 31, 2002             3,459                  $   6.07
                                             =====



         The table below summarizes options outstanding and exercisable at December 31, 2002 (number of options in thousands):

                                                          OPTIONS CURRENTLY
                          OPTIONS OUTSTANDING               EXERCISABLE
                          -------------------               -----------
                              WEIGHTED     WEIGHTED                WEIGHTED
RANGE OF            NUMBER    AVERAGE       AVERAGE       NUMBER    AVERAGE
EXERCISE              OF      EXERCISE  REMAINING LIFE      OF     EXERCISE
PRICES              OPTIONS    PRICE        (YEARS)      OPTIONS     PRICE
------              -------    -----        -------      -------     -----
$1.50-2.89........    565      $ 2.83         3.5          565      $ 2.83
3.00-3.75.........    674        3.64         3.4          674        3.64
4.73..............    500        4.73         3.3          500        4.73
5.70-5.88.........    172        5.85         7.4          172        5.85
6.00-6.38.........    432        6.01         8.3          432        6.01
7.10-7.90.........    262        7.53         7.5          212        7.48
8.00-8.93.........     60        8.54         8.1           43        8.45
9.00-9.80.......      490        9.74         8.9           25        9.00
10.63-11.81.......    274       11.42         9.0           57       11.22
20.00-22.50.......     30       20.08         0.6           30       20.08
------------------  -----      ------         ---        -----      ------
$1.50-22.50.......  3,459      $ 6.07         5.8        2,710      $ 4.96
==================  =====      ======         ===        =====      ======

         Options and warrants outstanding at December 31, 2002, include approximately 3,292,000 warrants, all of which are exercisable, and approximately 3,459,000 options, of which approximately 2,710,000 are vested and exercisable at December 31, 2002.

         Options and warrants outstanding at December 31, 2001, included approximately 3,424,000 warrants, all of which were exercisable, and approximately 2,937,000 options, of which approximately 2,317,000 were vested and exercisable at December 31, 2001.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


401(K) RETIREMENT PLAN

         The Company sponsors a 401(k) retirement savings plan (the "401(k) Plan") under which eligible employees may contribute, on a pre-tax basis, between 1% and 15% of their respective total annual income from the Company, subject to maximum aggregate annual contribution imposed by the Internal Revenue Code of 1986, as amended. All full-time employees who work for the Company in the U.S. are eligible to participate in the 401(k) Plan. All employee contributions are allocated to the employee's individual account and are invested in various investment options as directed by the employee. Employees' cash contributions are fully vested and nonforfeitable. The Company made matching contributions to the 401(k) Plan during the years ended December 31, 2002 and 2001 in the form of approximately 9,300 and 13,700 shares, respectively, of the Company's Common Stock valued at approximately $92,000 and $83,000, respectively. The Company made matching cash contributions to the 401(k) Plan for the year ended December 31, 2000 of approximately $2,500 and in the form of approximately 7,000 shares of the Company's Common Stock valued at approximately $57,000. All Company matching contributions vest 25% each year for the first four years of each employee's employment.

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

EQUITY TRANSACTIONS SUBSEQUENT TO YEAR END

         Subsequent to December 31, 2002, the Company issued a total of 41,000 shares of restricted Common Stock, which shares vest ratably over 12-months, to certain employees of the Company as equity-based compensation in lieu of cash and granted options to purchase an aggregate of 250,000 shares of Common Stock to certain employees of the Company.

NOTE 12 - PROVISION FOR INCOME TAXES

         For all periods presented the income (loss) before income taxes as shown in the Consolidated Statements of Operations consists of losses generated in the United States and income derived from foreign operations. See Note 13 for information regarding the components of income before taxes.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The provision (benefit) for income taxes consists of the following:

                                                  YEAR ENDED DECEMBER 31,
                                               2002        2001        2000
                                               ----        ----        ----
                                                      (IN THOUSANDS)
Foreign taxes...........................     $ 2,534     $2,452      $   222
Tax benefit from US operating losses....        (933)      (954)        (657)
Federal and state deferred taxes........      10,453       (898)       1,162
Change in valuation allowance...........      (9,520)     1,852         (505)
                                             -------     ------      -------

  Total provision for income taxes......     $ 2,534     $2,452      $   222
                                             =======     ======      =======

         A reconciliation between the federal statutory rate and the Company's effective income tax rate is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                    2002       2001      2000
                                                    ----       ----      ----
                                                         (IN THOUSANDS)
Statutory federal income tax (benefit)..........   $1,418    $1,296    $(178)
Permanent differences from foreign subsidiary...      183       202     (257)
Valuation allowance.............................      933       954      657
                                                   ------    ------    -----

                                                   $2,534    $2,452    $ 222
                                                   ======    ======    =====

         The components of the Company's deferred taxes are as follows:

                                                            DECEMBER 31,
                                                            ------------
                                                          2002        2001
                                                          ----        ----
                                                           (IN THOUSANDS)
Deferred tax assets:
  NOL carryforwards.................................   $  15,118   $  14,075
  Capital loss carryforwards........................           -      10,799
  Disposition of subsidiary.........................       6,912       6,850
  Foreign tax on deferred income....................         123         141
  Tax credit carryforwards..........................         415         415
  Other, net........................................         719         603
                                                       ---------   ---------

      Total deferred tax assets.....................      23,287      32,883
Deferred tax liabilities............................        (217)       (275)
Valuation allowance.................................     (22,947)    (32,467)
                                                       ---------   ---------
Deferred tax asset, net.............................   $     123   $      141
                                                       =========   ==========

         The Company has established a valuation allowance equal to the full amount of the domestic deferred tax asset, as future domestic operating profits cannot be assured. The Company has a current deferred tax asset of $123,000 and a non-current tax liability of $2,141,000 due to temporary differences arising as a result of the Company's Spanish subsidiary recording the gain on the sale of Controlvas and the corresponding taxes for Spanish statutory purposes during the year ended December 31, 2000. The deferred tax asset is a result of taxes that related to deferred income and the tax liability results from taxes that will be payable in Spain beginning in 2004.

         Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may have limited, or may limit in the future, the amount of net operating loss (the "NOL") carryforwards that could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon the Company's value prior to an ownership change.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         At December 31, 2002, the Company has NOL carryforwards of approximately $38,366,000 available to offset U.S. taxable income. The Company calculates that its use of the NOL generated through December 31, 1997 may be limited to approximately $1,000,000 each year as a result of stock option and warrant issuances resulting in an ownership change of more than 50% of the Company's outstanding equity. The NOL of approximately $3,200,000 generated during the tax year ended December 31, 1998 is available to offset future taxable income along with the 1999, 2000, 2001 and 2002 losses without limitation. Additionally, approximately $1,800,000 of the NOL generated in 1995 available to offset future U.S. taxable income is limited to approximately $300,000 per year over the subsequent six years due to the change in tax year end during 1995. If not offset against future taxable income, the NOL carryforwards will expire in tax years 2007 through 2023. Capital loss carryforwards totaling approximately $10,799,000 expired unused during the year ended December 31, 2002.

         The valuation allowance increased (decreased) by approximately ($9,520,000), $1,852,000 and ($505,000) for each of the years ended December 31,
2002, 2001 and 2000, respectively.

NOTE 13 - BUSINESS SEGMENT INFORMATION

         The Company is a U.S.-based specialty pharmaceutical company focused on advanced drug delivery technologies and pharmaceutical products. The Company also has a commercial presence in Europe. The Company's Spanish subsidiaries, Laboratorios Belmac S.A., Laboratorios Davur S.L. and Laboratorios Rimafar S.L., manufacture and market branded and generic pharmaceutical products in Spain. In the U.S., the Company's activities consist primarily of limited product research and development, business development activities, corporate management and administration.

         Laboratorios Belmac and its subsidiaries derive its revenues from the sales of its own products as well as from product manufacturing for others, within four primary therapeutic categories of cardiovascular, gastrointestinal, infectious and neurological diseases.

         Set forth in the tables below is certain financial information with respect to the Company's business and geographical segments for the years ended December 31, 2002, 2001 and 2000. The segments use the same accounting policies as those described in the summary of significant accounting policies in Note 2.

                                                                       YEAR ENDED DECEMBER 31, 2002
                                                                             (IN THOUSANDS)
                                                                             --------------
                                                                  PRODUCT          R&D/
                                                                   SALES/    COLLABORATIONS/
                                                                   SPAIN           U.S.          CONSOLIDATED
                                                                   -----       -----------       ------------
Total revenues.............................................       $38,718        $   418              $39,136
Interest income............................................            --            279                  279
Interest expense...........................................           200              9                  209
Depreciation and amortization expense......................           655            360                1,015
Income (loss) before income taxes..........................         6,913         (2,743)               4,170
Provision for income taxes.................................         2,534             --                2,534
Net income (loss)..........................................         4,379         (2,743)               1,636
Fixed assets...............................................         9,417            148                9,565
Drug licenses and related costs............................         7,463          3,512               10,975
Total assets...............................................        38,199         26,493               64,692
Total liabilities..........................................        15,417            524               15,941
Expenditures for drug licenses/delivery technology.........           615            181                  796
Expenditures for fixed assets..............................         3,408             24                3,432


                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                                       YEAR ENDED DECEMBER 31, 2002
                                                                             (IN THOUSANDS)
                                                                             --------------
                                                                  PRODUCT          R&D/
                                                                   SALES/    COLLABORATIONS/
                                                                   SPAIN           U.S.          CONSOLIDATED
                                                                   -----       -----------       ------------
Total revenues.............................................       $26,411        $     -              $26,411
Interest income............................................            27            141                  168
Interest expense...........................................           244              -                  244
Depreciation and amortization expense......................           523            388                  911
Income (loss) before income taxes..........................         6,618         (2,805)               3,813
Provision for income taxes.................................         2,452             --                2,452
Net income (loss)..........................................         4,166         (2,805)               1,361
Fixed assets...............................................         5,427            168                5,595
Drug licenses and related costs............................         6,663          3,613               10,276
Total assets...............................................        24,890          7,229               32,119
Total liabilities..........................................        10,974            721               11,695
Expenditures for drug licenses/delivery technology.........           412             72                  484
Expenditures for fixed assets..............................         2,029             40                2,069



                                                                      YEAR ENDED DECEMBER 31, 2002
                                                                             (IN THOUSANDS)
                                                                             --------------
                                                                  PRODUCT          R&D/
                                                                   SALES/    COLLABORATIONS/
                                                                   SPAIN           U.S.          CONSOLIDATED
                                                                   -----       -----------       ------------
Total revenues.............................................       $18,487        $   130              $18,617
Interest income............................................            16            331                  347
Interest expense...........................................           205            234                  439
Depreciation and amortization expense......................           235            345                  580
Income (loss) before income taxes..........................         1,408         (1,931)                (523)
Provision for income taxes.................................           222             --                  222
Net income (loss)..........................................         1,186         (1,931)                (745)
Fixed assets...............................................         3,959            180                4,139
Drug licenses and related costs............................         7,135          3,844               10,979
Total assets...............................................        19,896          8,981               28,877
Total liabilities..........................................        10,567            494               11,061
Expenditures for drug licenses/delivery technology.........         5,518             42                5,560
Expenditures for fixed assets..............................           957             57                1,014

         Interest income and interest expense are based upon the actual results of each operating segment's assets and borrowings. The R&D/Collaborations/U.S. column includes the elimination of all inter-segment amounts as well as corporate segment amounts. The principal component of the inter-segment amounts related to inter-segment advances.

         Revenues from one customer exceeded 10% of consolidated total revenues during the year ended December 31, 2002, accounting for 14% of 2002 consolidated total revenues and 7.6% of the consolidated receivables balance at December 31, 2002. Revenues from one customer exceeded 10% of consolidated total revenues during the year ended December 31, 2001, accounting for 15% of 2001 consolidated total revenues and 7.5% of the consolidated receivables balance at December 31, 2001. Revenues from one customer exceeded 10% of consolidated net sales during the year ended December 31, 2000, accounting for 14% of 2000 consolidated net sales.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 14 - COMMITMENTS AND CONTINGENCIES

         The Company is obligated to pay certain royalty payments upon commercialization of products using technologies acquired in a transaction, which it consummated during the year ended December 31, 1999 (see Note 6).

         The Company has entered into various employment agreements with its executive officers, which agreements provide for salaries, potential bonuses and other benefits in exchange for services provided by the executive officers. The employment agreements also provide for certain compensation in the event of termination or change in control of the Company. Such agreements, which are renewable, are scheduled to expire on December 31, 2003.

         On February 4, 2002, the Company was notified that a legal proceeding had been commenced against it by Merck & Co. Inc. and its Spanish subsidiary, Merck Sharp & Dohme de Espana, S.A., alleging that the Company violates their patents in its production of the product simvastatin and requesting an injunction ordering the Company not to manufacture or market the product. The case was brought against the Company's Spanish subsidiaries in the 39th First Instance Court of the City of Madrid. After a hearing on February 18, 2002, the court refused to grant the requested injunction and dismissed the case on February 25, 2002, awarding the Company court and legal fees. Merck has appealed the award of fees. Simvastatin was launched in January 2002 and sales of this product totaled approximately $1,300,000 during the year ended December 31, 2002. Merck re-instituted its claim against the Company in another proceeding brought in the 19th First Instance Court of the City of Madrid, which the Company received notice of on January 23, 2003. This case also alleges violation of Merck's patents in the production of the product simvastatin, requests an order that the Company cease manufacturing the product and demands damages during the period of manufacture. The Company intends to vigorously oppose this claim as management of the Company believes it is without merit. The Company believes that the resolution of this claim will not have a material adverse effect on its financial position, results of operations or cash flows.

         The Company is a party to various other legal actions that arose in the ordinary course of business. The Company does not expect that resolution of these matters will have, individually or in the aggregate, a material adverse effect on the Company's financial position, results of operations or cash flows.

         The Company leases certain equipment and facilities under non-cancelable operating leases, which expire through the year 2007. Total charges to operations under operating leases were approximately $785,000, $705,000 and $557,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum lease payments under operating leases are as follows:

                                           YEAR ENDING DECEMBER 31,
                                           ------------------------
                                                (IN THOUSANDS)

2003................................                   $808
2004................................                    765
2005................................                    755
2006................................                    120
2007 and beyond.....................                      5