Form 10-Q
period 2003-03-31
BENTLEY PHARMACEUTICALS INC
filed 2003-05-15
CIK 821616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                               --------------

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

                  Bentley Park, 2 Holland Way, Exeter, NH 03833
                (Current Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (603) 658-6100

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No: |_|

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No: |_|

The number of shares of the registrant's common stock outstanding as of May 8, 2003 was 17,461,458.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003
                                      INDEX

PART I.   UNAUDITED FINANCIAL INFORMATION                                   PAGE
          -------------------------------                                   ----

          Item 1.  Consolidated Financial Statements:

                   Consolidated Balance Sheets as of March 31, 2003
                   and December 31, 2002                                       3

                   Consolidated Statements of Operations and of
                   Comprehensive Income (Loss) for the three months
                   ended March 31, 2003 and 2002                               4

                   Consolidated Statement of Changes in
                   Stockholders' Equity for the three months
                   ended March 31, 2003                                        5

                   Consolidated Statements of Cash Flows for the
                   three months ended March 31, 2003 and 2002                  6

                   Notes to Consolidated Financial Statements                  8

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        16

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                                24

          Item 4.  Controls and Procedures                                    25


Part II.  OTHER INFORMATION
          -----------------

          Item 1.  Legal Proceedings                                          26

          Item 6.  Exhibits and Reports on Form 8-K                           26

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


(in thousands, except per share data)                           March 31,       December 31,
                                                                  2003             2002
                                                               ------------     ------------
ASSETS
------
Current assets:
  Cash and cash equivalents                                      $  26,042      $  26,581
  Marketable securities                                                409            396
  Receivables, net                                                  12,813         10,874
  Inventories, net                                                   4,670          5,133
  Deferred taxes                                                       126            123
  Prepaid expenses and other                                         1,142            865
                                                                 ---------      ---------
    Total current assets                                            45,202         43,972
                                                                 ---------      ---------
Non-current assets:
  Fixed assets, net                                                 11,856          9,565
  Drug licenses and related costs, net                              11,362         10,975
  Other                                                                219            180
                                                                 ---------      ---------
    Total non-current assets                                        23,437         20,720
                                                                 ---------      ---------
                                                                 $  68,639      $  64,692
                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                               $   6,499      $   7,206
  Accrued expenses                                                   5,581          4,059
  Short-term borrowings                                              1,532          1,598
  Current portion of long-term debt                                    131            127
  Deferred income                                                      830            279
                                                                 ---------      ---------
    Total current liabilities                                       14,573         13,269
                                                                 ---------      ---------
Non-current liabilities:
  Taxes payable                                                      2,205          2,141
  Long-term debt                                                       296            345
  Other                                                                181            186
                                                                 ---------      ---------
    Total non-current liabilities                                    2,682          2,672
                                                                 ---------      ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value, authorized 2,000 shares,
    issued and outstanding, none                                        --             --
  Common stock, $.02 par value, authorized 35,000 shares,
    issued and outstanding, 17,458 and 17,404 shares                   349            348
  Stock purchase warrants (to purchase 3,292 and 3,292
    shares of common stock)                                            431            431
  Additional paid-in capital                                       121,504        121,084
  Accumulated deficit                                              (71,164)       (72,696)
  Accumulated other comprehensive income (loss)                        264           (416)
                                                                 ---------      ---------
    Total stockholders' equity                                      51,384         48,751
                                                                 ---------      ---------
                                                                 $  68,639      $  64,692
                                                                 =========      =========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                    2003              2002
                                                    ----              ----

Revenues:
  Net product sales                               $ 14,235        $  9,057
  Licensing and collaboration revenues                 753             117
                                                  --------        --------
Total revenues                                      14,988           9,174

Cost of net product sales                            6,121           3,776
                                                  --------        --------

 Gross profit                                        8,867           5,398
                                                  --------        --------

Operating expenses:
   Selling and marketing                             3,353           2,610
   General and administrative                        1,559           1,094
   Research and development                          1,018             764
   Depreciation and amortization                       283             247
                                                  --------        --------
  Total operating expenses                           6,213           4,715
                                                  --------        --------
Gain on sale of drug licenses                           --              72
                                                  --------        --------
Income from operations                               2,654             755
                                                  --------        --------

Other income (expenses):
    Interest income                                     83              16
    Interest expense                                   (54)            (43)
    Other                                               --               4
                                                  --------        --------
Income before income taxes                           2,683             732

Provision for foreign income taxes                   1,151             597
                                                  --------        --------
Net income                                        $  1,532        $    135
                                                  ========        ========

Net income per common share:
Basic                                             $   0.09        $   0.01
                                                  ========        ========
Diluted                                           $   0.08        $   0.01
                                                  ========        ========

Weighted average common shares outstanding:
Basic                                               17,455          14,634
                                                  ========        ========
Diluted                                             20,350          17,922
                                                  ========        ========

Net income                                        $  1,532        $    135
Other comprehensive income (loss):
   Foreign currency translation gains (losses)         680            (259)
                                                  --------        --------
Comprehensive income (loss)                       $  2,212        ($   124)
                                                  ========        ========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


(in thousands, except per share data)

                                        $.02 Par Value                                             Accumulated
                                         Common Stock        Stock        Additional                  Other
                                      -------------------   Purchase      Paid-In    Accumulated  Comprehensive
                                      Shares     Amount     Warrants      Capital      Deficit    Income (Loss)      Total
                                      ------    ---------   --------      --------    ----------   --------------    -------
Balance at December 31, 2002          17,404     $    348    $    431     $121,084     ($72,696)     ($   416)     $ 48,751
   Exercise of stock options               5           --          --           30           --            --            30
   Equity based compensation              49            1          --          390           --            --           391
   Foreign currency translation
    adjustment                            --           --          --           --           --           680           680
   Net income                             --           --          --           --        1,532            --         1,532
                                    --------     --------    --------     --------     --------      --------      --------
Balance at March 31, 2003             17,458     $    349    $    431     $121,504     ($71,164)     $    264      $ 51,384
                                    ========     ========    ========     ========     ========      ========      ========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)
                                                                 For the Three Months Ended March 31,
                                                                 ------------------------------------
                                                                         2003              2002
                                                                         ----              ----
Cash flows from operating activities:
  Net income                                                         $  1,532           $    135
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Gain on sale of drug licenses                                          --                (72)
    Depreciation and amortization                                         500                369
    Equity-based compensation expense                                     391                118
    Other non-cash items                                                  (77)               380
    (Increase) decrease in assets and
      increase (decrease) in liabilities:
      Receivables                                                      (1,248)            (1,024)
      Inventories                                                         599               (549)
      Prepaid expenses and other current assets                          (302)              (688)
      Other assets                                                        (42)                99
      Accounts payable and accrued expenses                               131                609
      Deferred income                                                     551                159
      Other liabilities                                                    (5)                --
                                                                     --------           --------

        Net cash provided by (used in) operating activities             2,030              (464)
                                                                     --------           --------

Cash flows from investing activities:
  Proceeds from sale of drug licenses                                      --                338
  Proceeds from sale of investments                                    56,800              5,740
  Purchase of investments                                             (56,763)            (5,734)
  Additions to fixed assets                                            (2,268)              (458)
  Additions to drug licenses and related costs                           (386)              (213)
                                                                     --------           --------

        Net cash used in investing activities                          (2,617)              (327)
                                                                     --------           --------

                         (Continued on following page)

         The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.



                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

(in thousands)

                                                                 For the Three Months Ended March 31,
                                                                 ------------------------------------
                                                                         2003              2002
                                                                         ----              ----

Cash flows from financing activities:
  Proceeds from exercise of stock options/warrants                   $     30           $    558
  Repayment of borrowings                                                (895)            (1,952)
  Proceeds from borrowings                                                720                619
                                                                     --------           --------

        Net cash used in financing activities                            (145)              (775)
                                                                     --------           --------

Effect of exchange rate changes on cash                                   193                  2
                                                                     --------           --------

Net decrease in cash and cash equivalents                                (539)            (1,564)

Cash and cash equivalents at beginning of period                       26,581              5,736
                                                                     --------           --------

Cash and cash equivalents at end of period                           $ 26,042           $  4,172
                                                                     ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The Company paid cash during the period for:

  Interest                                                           $     42           $     41
                                                                     ========           ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING
   AND INVESTING ACTIVITIES
The Company has issued or is obligated to issue
  Common Stock in exchange for services as follows:

  Shares                                                                   49                 12
                                                                     ========           ========
  Amount                                                             $    391           $    118
                                                                     ========           ========

  Included in accounts payable are fixed
   asset and drug license purchases totaling:                        $    910           $    577
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

           We anticipated the opportunities that the emerging generic drug market in Spain presented and began taking measures over four years ago to enter the Spanish generic drug market. We created Laboratorios Davur, a wholly-owned subsidiary of our Spanish entity, Laboratorios Belmac, to register, market and distribute generic pharmaceutical products in Spain and began aligning our business model to be competitive, including hiring and training a new generic sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position our Spanish generic subsidiary as a leader in the Spanish generic drug market. In July 2000, we entered into a strategic alliance with Teva Pharmaceutical Industries, Ltd. ("Teva"), whereby we have received the right to register and market in Spain more than 75 of Teva's products. Teva also entered into a supply agreement with us pursuant to which Teva will manufacture the products and supply them to us for marketing and sale in Spain. Teva was also granted a right of first refusal to acquire Laboratorios Davur in the event that we decide to sell that subsidiary or its direct parent, Laboratorios Belmac. We also granted Teva the right to bid for Laboratorios Belmac in the event we decide to sell that subsidiary.

BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:

           The consolidated financial statements of Bentley Pharmaceuticals, at March 31, 2003 and 2002 included herein, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States of America have been condensed or omitted in so far as such information was disclosed in our consolidated financial statements for the year ended December 31, 2002. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

           In the opinion of management, the accompanying unaudited consolidated financial statements for the period ended March 31, 2003 and 2002 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2002 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Bentley's financial position as of March 31, 2003 and the results of our operations and our cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 should not necessarily be considered indicative of the results to be expected for the year.

CASH AND CASH EQUIVALENTS:

           Included in cash and cash equivalents at March 31, 2003 and December 31, 2002 are approximately $23,531,000 and $23,360,000, respectively, of short-term investments considered to be cash equivalents, as the remaining maturity dates of such investments were three months or less when purchased.

MARKETABLE SECURITIES:

           We have investments in securities, with remaining maturities of greater than three months when purchased, totaling $409,000 and $396,000, which are classified as marketable securities as of March 31, 2003 and December 31, 2002, respectively. These investments are considered available-for-sale and are carried at fair value. Unrealized gains or losses are treated as a component of other comprehensive income (loss) in the Consolidated Balance Sheets.

INVENTORIES:

           Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method, and are comprised of the following (in thousands):

                                               March 31, 2003  December 31, 2002
                                               --------------  -----------------

Raw materials                                     $ 2,777           $ 3,518
Finished goods                                      1,957             1,677
                                                  -------           -------
                                                    4,734             5,195
Less allowance for slow moving inventory              (64)              (62)
                                                  -------           -------
                                                  $ 4,670           $ 5,133
                                                  =======           =======

FIXED ASSETS:

           Fixed assets consist of the following (in thousands):

                                               March 31, 2003  December 31, 2002
                                               --------------  -----------------

Land                                              $  1,733       $    930
Buildings                                            6,758          5,576
Equipment                                            5,683          5,197
Furniture and fixtures                               1,173          1,006
Leasehold improvements                                  52             52
                                                  --------       --------
                                                    15,399         12,761

Less accumulated depreciation                       (3,543)        (3,196)
                                                  --------       --------
                                                  $ 11,856       $  9,565
                                                  ========       ========

           We purchased a 15,700 square foot commercial building located on approximately 14 acres of land in Exeter, NH for $1,776,600 during the three months ended March 31, 2003. The purchase included furniture and fixtures in the building and the purchase price was allocated to the following components in accordance with their relative fair market values: land - $775,100, buildings - $898,400, and furniture and fixtures - $103,100.

           Depreciation expense of approximately $283,000 and $247,000 has been charged to operations as a component of Depreciation and amortization expense on the Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002, respectively. We have included depreciation totaling approximately $217,000 and $122,000 in Cost of net product sales during the three months ended March 31, 2003 and 2002, respectively.

STOCKHOLDERS' EQUITY:

           A substantial amount of our business is conducted in Europe and is therefore influenced by the extent to which there are fluctuations in the dollar's value against other currencies, specifically the Euro. The exchange rate at March 31, 2003 and December 31, 2002 was .93 Euros and .95 Euros per U.S. dollar, respectively. The weighted average exchange rate for the three months ended March 31, 2003 and 2002 was .93 Euros and 1.12 Euros per U.S. dollar, respectively. The effect of foreign currency fluctuations on net assets for the three months ended March 31, 2003 was an increase of $680,000. The cumulative historical effect of foreign currency fluctuations on net assets as of March 31, 2003 is an increase of $264,000, as reflected in our Consolidated Balance Sheets as Accumulated other comprehensive income (loss).

LICENSING AND COLLABORATION REVENUES:

           Auxilium Pharmaceuticals, Inc. launched its new testosterone replacement gel, Testim TM, which utilizes Bentley's patented CPE-215TM drug delivery technology, during the first quarter of 2003. Auxilium paid a milestone payment to us during the first quarter of 2003, which we recorded as licensing and collaboration revenues in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2003. In connection with the Testim product launch, Bentley began earning royalty revenues on a percentage of Testim sales as defined in the licensing agreement with Auxilium. Royalty revenues on Testim product sales will be recognized based on an estimate of Auxilium's sell-through of the Testim product based on prescriptions written, until such time that returns from wholesalers and pharmacies can be reasonably estimated. For the three months ended March 31, 2003, we recognized royalty revenue of $50,000 based on an estimate of prescriptions written. The $634,000 difference between the total amount due from Auxilium under the royalty arrangement and the amount estimated as net product sales has been recorded as deferred revenue in the Consolidated Balance Sheet as of March 31, 2003. We will use available market information to determine the amount and timing of royalty revenue recognition.

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

PROVISION FOR INCOME TAXES:

           We recorded a provision for foreign income taxes totaling $1,151,000 and $597,000 for the three months ended March 31, 2003 and 2002, respectively, as a result of reporting taxable income for tax purposes in Spain. These amounts represent 36% and 38%, respectively, of pre-tax income reported in Spain. No benefit has been recorded for U.S. losses, which totaled $929,000 for the three months ended March 31, 2003. The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income primarily as a result of the increase in the valuation allowance to offset domestic deferred tax assets and certain nondeductible expenses in Spain.

           Certain tax contingencies exist and when probable and reasonably estimable, amounts are recognized in the Consolidated Financial Statements. As of March 31, 2003, there are certain tax contingencies that either are not considered probable or are not reasonably estimable by the Company at this time.

BASIC AND DILUTED INCOME PER COMMON SHARE:

           Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding during each period. The effect of our outstanding stock options and stock purchase warrants were considered in the diluted income per share calculations for the three months ended March 31, 2003 and 2002.

           The following is a reconciliation between basic and diluted net income per common share for the three months ended March 31, 2003 and 2002. Dilutive securities issuable for the three months ended March 31, 2003 include approximately 1,168,000 shares issuable as a result of Class B Warrants and approximately 1,727,000 shares issuable as a result of various stock options and other warrants that are outstanding. Dilutive securities issuable for the three months ended March 31, 2002 included approximately 1,358,000 shares issuable as a result of Class B Warrants and approximately 1,930,000 shares issuable as a result of various stock options and other warrants that were outstanding.

                      (in thousands, except per share data)

           For the Three Months Ended March 31, 2003:

                                                     Effect of
                                      Basic           Dilutive      Diluted
                                       EPS           Securities       EPS
                                    -----------      ----------   ----------

Net Income                            $ 1,532              --       $ 1,532
Number of Common Shares                17,455           2,895        20,350
Net Income Per Common Share           $   .09        $   (.01)      $   .08

           For the Three Months Ended March 31, 2002:

                                                     Effect of
                                      Basic           Dilutive      Diluted
                                       EPS           Securities       EPS
                                    -----------      ----------   ----------

Net Income                           $    135              --      $    135
Number of Common Shares                14,634           3,288        17,922
Net Income Per Common Share          $    .01              --      $    .01

           For the three months ended March 31, 2003 and 2002, warrants and options to purchase an aggregate of 1,011,000 and 110,000 shares of Common Stock, respectively, were excluded from the diluted EPS presentation because their exercise prices were greater than the average fair value of the Common Stock in the respective periods.

STOCK BASED COMPENSATION PLANS:

           We have stock-based employee compensation plans that are described more fully in Note 11 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2002. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the Consolidated Statements of Operations, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the dates of grant, which is generally the date on which compensation is measured. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

           Had the compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the method described in SFAS No. 123, our net income (loss) and basic and diluted net income (loss) per common share on a pro forma basis would have been:

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2003            2002
                                                    ----            ----
                                           (in thousands, except per share data)

Net income, as reported                           $ 1,532        $  135

Add: Stock-based employee compensation
 expense included in reported net income              391           118

Deduct: Total stock-based employee
 compensation expense determined
 under fair value method for all awards              (762)         (554)
                                                  -------        ------

Pro forma net income (loss)                       $ 1,161        $ (301)
                                                  =======        ======

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2003            2002
                                                    ----            ----
                                           (in thousands, except per share data)

Net income (loss) per share:
    Basic - as reported                           $  0.09        $ 0.01
    Basic - pro forma                             $  0.07        $(0.02)

    Diluted - as reported                         $  0.08        $ 0.01
    Diluted - pro forma                           $  0.06        $(0.02)


           The preceding pro forma results were calculated using the Black Scholes option pricing model. The following assumptions were used for the three months ended March 31, 2003 and 2002, respectively: (1) risk-free interest rates of 3.1% and 5.1%, respectively; (2) dividend yields of 0.0%; (3) expected lives of 5 years; and (4) volatility of 50.6% and 60.2%, respectively. The weighted average fair value of options granted during the three months ended March 31, 2003 and 2002 was $3.87 and $5.49, respectively. Results may vary depending on the assumptions applied within the model.

           Stock or other equity based compensation for non-employees is accounted for under the fair value method as required by SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and other related interpretations. Under this method, the equity based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the measurement date, which is generally the date the service is completed. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period.

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

     ITEM 2.  BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES
----------------------------

           Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in our Annual Report of Form 10-K for the year ended December 31, 2002. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

o Inventories. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. We evaluate the adequacy of these reserves quarterly.

o Revenue recognition and accounts receivable. Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred when the customer takes possession of the products. We provide our customers with a limited right of return. Revenue is recognized upon delivery of products and a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48 and of allowances for doubtful accounts based on significant historical experience. Revenue from service sales is recognized when the service procedures have been completed or applicable milestones have been achieved. Revenue from research and development contracts is recognized over applicable contractual periods or as defined milestones are attained, as specified by each contract and as costs related to the contracts are incurred. Royalty revenues will be recognized based on an estimate of sell-through of product based on prescriptions written, until such time that returns from wholesalers and pharmacies can be reasonably estimated.

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

o Drug licenses and related costs. Drug licenses and related costs incurred in connection with acquiring licenses, patents and other proprietary rights related to our commercially developed products are capitalized. Capitalized drug licenses and related costs are being amortized on a straight-line basis for periods not exceeding 15 years from the dates of acquisition. Carrying values of such assets are reviewed quarterly by comparing the carrying amounts to their estimated undiscounted cash flows and adjustments are made for any diminution in value.

RESULTS OF OPERATIONS:
----------------------

THREE MONTHS ENDED MARCH 31, 2003 VERSUS THREE MONTHS ENDED MARCH 31, 2002
--------------------------------------------------------------------------

           Net Product Sales. Net product sales increased by 57% from $9,057,000 in the three months ended March 31, 2002 to $14,235,000 in the three months ended March 31, 2003. The $5,178,000 increase was primarily the result of our increased sales in the generic drug market in Spain. We anticipated the opportunities in the emerging generic drug market in Spain and began taking measures over four years ago to enter the Spanish generic drug market. We began to register, manufacture and market generic pharmaceutical products in Spain and began aligning our business model to be competitive in this arena, including hiring and training a new generic products sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position ourselves as a leader in the Spanish generic drug market. We experienced an increase in net sales of 31% in local currency in Spain in the three months ended March 31, 2003 compared to the same period of the prior year. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months, had the effect of increasing revenues by approximately $2,619,000 during the three months ended March 31, 2003.

           Prices for prescription pharmaceuticals in Spain must be approved by the Ministry of Health. In order to control rising healthcare costs, substitution of generically equivalent products is often encouraged. In certain circumstances, local governments in Spain require that prescriptions for generic medications be filled using one of the three least expensive products on the market unless the prescription specifies a particular manufacturer's product. There can be no assurance that other local government agencies or the Ministry of Health will not adopt similar practices. These policies may have the effect of eroding gross margins, as sales of higher priced branded products may be replaced with sales of lower priced generic products. We are striving to maintain product sales and gross margins by concentrating our efforts on increasing sales volume, being competitive in the generic drug market, developing new products and increasing exports outside Spain.

           Licensing and Collaboration Revenues. Licensing and collaboration revenues totaled $753,000 in the three months ended March 31, 2003, related to product licensing milestone payments and royalties, which we have included in the Consolidated Statement of Operations as licensing and collaboration revenues.

           Gross Profit. Gross profit increased by 64% from $5,398,000 in the three months ended March 31, 2002 to $8,867,000 in the three months ended March 31, 2003. The $3,469,000 increase was the direct result of the growth in our net product sales, combined with our first significant U.S. milestone revenues. Our gross margins on net product sales in the first quarter of 2003 totaled 57% compared to 58% in the first quarter of the prior year. We experienced an increase in gross profit of 26% in local currency in the first quarter of 2003 compared to the same period of the prior year. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar over the past 12 months, had the effect of increasing gross profit by approximately $1,482,000 during the three months ended March 31, 2003. Sales of generic products now account for approximately 42% of our net product sales. Although we expect to continue to benefit from economies of scale in the future as we grow, gross margins may decrease as sales of generic products, with lower margins, become more significant in the future. Additionally, the Ministry of Health in Spain levies a tax on pharmaceutical companies for the purpose of funding rising healthcare costs in Spain. In the first quarter of 2003, this tax had the effect of reducing gross profit by approximately $186,000 and gross margins by approximately 1 percentage point.

           Selling and Marketing Expenses. Selling and marketing expenses increased by 28% from $2,610,000 in the first quarter of 2002 to $3,353,000 in the first quarter of 2003. The $743,000 increase was instrumental in achieving a 57% increase in net product sales during the period, as a result of our successful sales and marketing programs. The increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months had the effect of increasing selling and marketing expenses by $608,000 in the three months ended March 31, 2003. Selling and marketing expenses as a percentage of net product sales decreased to 24% in the first quarter of 2003 compared to 29% of sales in the same period of the prior year.

           General and Administrative Expenses. General and administrative expenses increased by 43% from $1,094,000 in the first quarter of 2002 to $1,559,000 in the first quarter of 2003. The $465,000 increase was the result of increased general and administrative activities required to support our revenue growth in the first quarter of 2003. General and administrative expenses as a percent of total revenues decreased to only 10% in the first quarter of 2003, compared to 12% of revenues in the same period of the prior year. General and administrative expenses would have been approximately $158,000 lower in the first quarter of 2003, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months. We expect that our future expenditures for general and administrative expenses will continue to increase as we grow. Although we cannot reasonably estimate the costs associated with implementation of the internal control provisions of the Sarbanes-Oxley Act of 2002, we do expect to incur costs not previously experienced; however, we do not believe that these costs will be material to our financial position, results of operations or cash flows.

           Research and Development Expenses. Research and development expenses increased by 33% from $764,000 in the first quarter of 2002 to $1,018,000 in the first quarter of 2003. The $254,000 increase was the result of an increase in our costs associated with our research and development collaboration as well as our Phase I/II Clinical Studies (treatment of nail fungal infections), pre-clinical programs underway in collaboration with universities and with product formulation and testing efforts being performed in the laboratory in our U.S. headquarters and at our facility in Zaragoza, Spain. We are using our U.S. laboratory to develop potential product applications using our drug delivery technologies. The expenditures in research and development reflect our focus on projects that are necessary for expansion of our portfolio of marketed products and clinical trials involving our drug delivery technologies. We expect that our future expenditures for research and development activities will continue to increase as a result of programs that are necessary to advance new applications of our technologies.

           Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by 15% from $247,000 in the first quarter of 2002 to $283,000 in the first quarter of 2003. The $36,000 increase in the first quarter of 2003 was primarily the result of higher depreciation charges with respect to recent asset additions and the effect of fluctuations in foreign currency exchange rates.

           Provision for Income Taxes. We generated additional U.S. federal net operating loss carry-forwards in the first quarter of 2003 and 2002 as a result of U.S. pretax losses of ($489,000) and ($825,000), respectively. However, since we are not assured of future profitable domestic operations, we have recorded a valuation allowance for any future tax benefit of such losses in the U.S. Therefore, no benefit has been recognized with respect to U.S. losses reported in the first quarter of 2003 or 2002. We recorded a provision for foreign income taxes totaling $1,151,000 (approximately 36% of the Spanish pretax income of $3,172,000) for the three months ended March 31, 2003 compared to a provision for foreign income taxes of $597,000 (approximately 38% of the Spanish pretax income of $1,557,000) in the same period of the prior year. The provision for foreign income taxes for the current quarter would have been approximately $179,000 lower than reported, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months.

           Net Income. We reported income from operations of $2,654,000 for the first quarter of 2003 compared to income from operations of $755,000 (including $72,000 of pre-tax gain on sale of drug licenses) in the first quarter of the prior year. The combination of income from operations of $2,654,000 and the non-operating items, primarily the provision for foreign income taxes of $1,151,000, resulted in net income of $1,532,000, or $.09 per basic common share ($.08 per diluted common share) on 17,455,000 weighted average basic common shares outstanding (20,350,000 weighted average diluted common shares outstanding) for the three months ended March 31, 2003, compared to net income in the first quarter of the prior year of $135,000, or $.01 per basic common share ($.01 per diluted common share) on 14,634,000 weighted average basic common shares outstanding (17,922,000 weighted average diluted common shares outstanding).

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

           Total assets increased from $64,692,000 at December 31, 2002 to $68,639,000 at March 31, 2003, while stockholders' equity increased from $48,751,000 at December 31, 2002 to $51,384,000 at March 31, 2003. The increase in stockholders' equity reflects primarily net income of $1,532,000 and the positive impact of the fluctuation of the Euro/U.S. dollar exchange rate, which totaled $680,000.

           Working capital decreased by $74,000 or less than one percent from $30,703,000 at December 31, 2002 to $30,629,000 at March 31, 2003, primarily as a result of investing activities such as additions to fixed assets.

           Cash, cash equivalents and marketable securities decreased by 2% or $526,000 from $26,977,000 at December 31, 2002 to $26,451,000 at March 31, 2003,
primarily as a result of additions to fixed assets totaling $2,268,000, expenditures for drug licenses and related costs totaling $386,000 and net repayment of borrowings totaling $175,000, partially offset by cash provided by operating activities of $2,030,000. Also included in cash and cash equivalents at March 31, 2003 are approximately $23,531,000 of short-term liquid investments considered to be cash equivalents.

           Receivables increased from $10,874,000 at December 31, 2002 to $12,813,000 at March 31, 2003 as a direct result of the increase in net product sales. Receivables increased by approximately $901,000 in local currency, but fluctuations in foreign currency exchange rates increased receivables reported in U.S. dollars by approximately $352,000. We have not experienced any material delinquencies on our receivables that have had a material effect on our financial position, results of operations or cash flows. Inventories decreased from $5,133,000 at December 31, 2002 to $4,670,000 at March 31, 2003 primarily as a result of a 21% reduction in raw materials inventories, partially offset by strategic increases in finished goods inventories of 17% in anticipation of continuing demand for our generic products. Inventories decreased by approximately $598,000 in local currency, but fluctuations in foreign currency exchange rates increased inventories reported in U.S. dollars by approximately $136,000.

           The combined total of accounts payable and accrued expenses increased from $11,265,000 at December 31, 2002 to $12,080,000 at March 31, 2003,
primarily due to accruals for taxes payable (approximately $1,380,000) and additions to fixed assets (approximately $35,000) partially offset by the net effect of fluctuations in foreign currency exchange rates (approximately $16,000), a decrease in the reserves for potential sales returns (approximately $10,000), additions to drug licenses ($47,000) and additions to inventory ($600,000).

           Short-term borrowings and current portion of long-term debt decreased from $1,725,000 at December 31, 2002 to $1,663,000 at March 31, 2003, as a
result of net repayment of short-term borrowings, partially offset by the effect of fluctuations in foreign currency exchange rates. The weighted average interest rate on our short-term borrowings and current portion of long-term debt was 4.2%.

           Long-term debt, which totaled $345,000 at December 31, 2002, was reduced to $296,000 during the three months ended March 31, 2003. The weighted average interest rate (including imputed interest) on our long-term debt was 5.6%.

           In addition to our short-term borrowings and long-term debt, we have fixed contractual obligations under various lease agreements. Our contractual obligations were comprised of the following as of March 31, 2003:


                                                                                PAYMENTS DUE BY PERIOD

                                                                     LESS
                                                                    THAN 1        1-3         4-6        7-10
CONTRACTUAL OBLIGATIONS                                 TOTAL        YEAR        YEARS       YEARS       YEARS
-----------------------                                 -----       ------       -----       -----        -----
                                                                        (in thousands)
Short-term borrowings ............................      $1,532      $1,532      $   --      $   --      $   --
Long-term debt, including imputed interest of $105         520         131          93         166         130
Operating leases .................................       2,353         847       1,504           2          --
                                                        ------      ------      ------      ------      ------

Total contractual cash obligations ...............      $4,405      $2,510      $1,597      $  168      $  130
                                                        ======      ======      ======      ======      ======

           Operating activities for the three months ended March 31, 2003 provided net cash of $2,030,000. Investing activities, primarily the purchase of our corporate office/research and development facility in the U.S. and pharmaceutical manufacturing equipment in Spain used net cash of $2,617,000 during the three months ended March 31, 2003. Financing activities, consisting of proceeds received from the exercise of stock options (approximately $30,000), were offset by net repayments of borrowings (approximately $175,000) during the three months ended March 31, 2003.

           Auxilium Pharmaceuticals, Inc. launched its new testosterone replacement gel, Testim, which contains our patented CPE-215 drug delivery technology, during the first quarter of 2003. Auxilium paid a milestone payment to us during the first quarter of 2003, which we recorded as licensing and collaboration revenues in the three months ended March 31, 2003. In connection with the Testim product launch, Bentley began earning royalty revenues on a percentage of Testim sales as defined in the licensing agreement with Auxilium. Royalty revenues on Testim product sales will be recognized based on an estimate of Auxilium's sell-through of the Testim product based on prescriptions written, until such time that returns from wholesalers and pharmacies can be reasonably estimated. For the three months ended March 31, 2003, we recognized royalty revenue of $50,000 based on an estimate of prescriptions written. The $634,000 difference between the total amount due from Auxilium under the royalty arrangement and the amount estimated as net product sales has been recorded as deferred revenue in the Consolidated Balance Sheet as of March 31, 2003. We will use available market information to determine the amount and timing of royalty revenue recognition.

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

           Liquidity. We plan to continue making improvements to our manufacturing facility in 2003 including the acquisition of additional manufacturing equipment, in order to accommodate our continued growth. We have budgeted approximately $2,340,000 for these capital expenditures related to these improvements and additions during 2003. Additionally, we purchased a 15,700 square foot commercial building situated on approximately 14 acres of land in Exeter, New Hampshire in January 2003. We moved our corporate headquarters and research and development laboratory into this facility in April 2003. We paid approximately $1,776,000 cash for the property and expect to spend an additional amount of approximately $450,000 in order to expand our research and development facility and add necessary research equipment. Given our current liquidity and cash balances, and considering our future strategic plans (including our budgeted capital improvements and planned equipment purchases), we should have sufficient liquidity to fund operations for at least the next twenty-four months, which should be a sufficient time frame for us to advance our strategic objectives and generate sufficient net product sales and cash flow to support our operating cash flow needs. As mentioned above, we have cash, cash equivalents and short-term liquid investments totaling approximately $26,451,000 as of March 31, 2003. We also have outstanding at March 31, 2003 warrants, including our publicly traded Class B Warrants, to purchase approximately 3,292,000 shares of Common Stock. There can be no assurance that any of the warrants will be exercised prior to expiration; however, if all warrants that are currently outstanding are exercised, we would receive aggregate cash proceeds of approximately $15,358,000. On October 14, 2002, our Board of Directors extended the expiration date of our Class B warrants from December 31, 2002 to December 31, 2003. Two Class B Redeemable Warrants, together, entitle a holder, until December 31, 2003, to purchase one share of Common Stock at a price of $5.00 per share. There can be no assurance, however, that changes in our research and development plans, capital expenditures or other events affecting our net product sales or operating expenses will not result in the earlier depletion of our funds. We continue to explore alternative sources for financing our business activities. In appropriate situations, that will be strategically determined, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

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

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
              ----------------------------------------------------------

           Foreign Currency. A substantial amount of our business is conducted in Europe and is therefore influenced to the extent to which there are fluctuations in the U.S. Dollar's value against other currencies, specifically the Euro. The exchange rate at March 31, 2003 and December 31, 2002 was .93 Euros and .95 Euros per U.S. Dollar, respectively. The weighted average exchange rate for the three months ended March 31, 2003 and 2002 was .93 Euros and 1.12 Euros per U.S. Dollar, respectively. The effect of foreign currency fluctuations on long lived assets for the three months ended March 31, 2003 was an increase of $680,000 and the cumulative historical effect was an increase of $264,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive income (loss). Although exchange rates fluctuated significantly in recent years, we do not believe that the effect of foreign currency fluctuation is material to our results of operations as the expenses related to much of our foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, we do not plan to modify our business practices.

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

           Interest Rates. The weighted average interest rate on our short-term borrowings and current portion of long-term debt is 4.2% and the balance outstanding is $1,663,000 as of March 31, 2003. A portion of our long-term borrowings is non-interest bearing and the balance outstanding on these borrowings at March 31, 2003 is $389,000 including imputed interest (ranging from 4.8% to 6.0%) of $105,000. The weighted average interest rate on our long-term borrowings is 5.6%. The effect of an increase in the interest rate of one percentage point (one hundred basis points) to 5.2% on short-term borrowings and to 6.6% on long-term borrowings would have the effect of increasing interest expense by approximately $21,000 annually.

     ITEM 4.  CONTROLS AND PROCEDURES
              -----------------------

           Bentley Pharmaceuticals maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Bentley's reports that are filed with the Securities and Exchange Commission is recorded, processed and reported within the time periods required for each report and that such information is reported to Bentley's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
-------------------------------------------------------------------------
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------

           The statements contained in this Quarterly Report on Form 10-Q, which are not historical facts contain forward looking information with respect to plans, projections or future performance of Bentley Pharmaceuticals, Inc. ("Bentley"), the occurrence of which involve certain risks and uncertainties that could cause our actual results to differ materially from those expected by Bentley, including but not limited to risks associated with identifying suitable drugs for combination with our drug delivery technologies, expanding generic and branded drug operations, development and commercialization of our products, relationships with our strategic partners, uncertainty of clinical trials results, regulatory approval process, product sales concentration, unpredictability of patent protection, technological changes, the effect of economic conditions, and other uncertainties detailed in Bentley's Annual Report on Form 10-K (SEC File No. 1-10581) for the year ended December 31, 2002.

PART II.  OTHER INFORMATION
          -----------------

     ITEM 1.  LEGAL PROCEEDINGS

           On February 4, 2002, we were notified that a legal proceeding had been commenced against us by Merck & Co. Inc. and its Spanish subsidiary, Merck Sharp & Dohme de Espana, S.A., alleging that we violate their patents in our production of the product Simvastatin and requesting an injunction ordering us not to manufacture or market the product. The case was brought against our Spanish subsidiaries in the 39th First Instance Court of the City of Madrid. After a hearing on February 18, 2002, the court refused to grant the requested injunction and dismissed the case on February 25, 2002, awarding us court and legal fees. Merck has appealed the award of fees. On January 23, 2003, Merck re-instituted its claim against us in another proceeding brought in the 19th First Instance Court of the City of Madrid. This case also alleges violation of Merck's patents in the production of the product simvastatin, requests an order that we cease manufacturing the product and demands damages during the period of manufacture. We intend to vigorously oppose this claim as we believe it is without merit. Simvastatin was launched in January 2002 and sales of this product totaled approximately $1,300,000 during the year ended December 31, 2002.

           We are a party to various other legal actions that arose in the ordinary course of business. We do not expect that resolution of these matters will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herein.

          99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herein.

     (b)  Reports on Form 8-K filed during the quarter ended March 31, 2003:

          None.

           All other items required in Part II have been previously filed or are not applicable for the quarter ended March 31, 2003.

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


                             BENTLEY PHARMACEUTICALS, INC.
                             --------------------------------------------------
                             Registrant


May 13, 2003                 By: /s/ James R. Murphy
                                 -----------------------------------------------
                                 James R. Murphy
                                 Chairman, President and Chief Executive Officer (principal executive officer)


May 13, 2003                 By: /s/ Michael D. Price
                                 -----------------------------------------------
                                 Michael D. Price
                                 Vice President, Chief Financial Officer,
                                 Treasurer and Secretary (principal financial
                                 and accounting officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003


/s/ Michael D. Price
-------------------------------------
Michael D. Price
Vice President and Chief
Financial Officer
(Principal Financial Officer)