Form 10-Q
period 2003-09-30
BENTLEY PHARMACEUTICALS INC
filed 2003-11-14
CIK 821616

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                               ------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to_______________________

                         Commission File Number 1-10581


                          BENTLEY PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    No. 59-1513162
           --------                                    --------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

            Bentley Park, 2 Holland Way, Exeter, New Hampshire 03833
                (Current Address of Principal Executive Offices)

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

The number of shares of the registrant's common stock outstanding as of November 11, 2003 was 19,004,756.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                                      INDEX

Part I.           UNAUDITED FINANCIAL INFORMATION                                             PAGE
                  -------------------------------                                             ----


                  Item 1.  Consolidated Financial Statements:

                           Consolidated Balance Sheets as of September 30, 2003
                           and December 31, 2002                                               3

                           Consolidated Income Statements and Statements
                           of Comprehensive Income for the three months
                           ended September 30, 2003 and 2002, and the nine months
                           ended September 30, 2003 and 2002                                   4

                           Consolidated Statement of Changes in Stockholders'
                           Equity for the nine months ended September 30, 2003                 5

                           Consolidated Statements of Cash Flows for the
                           nine months ended September 30, 2003 and 2002                       6

                           Notes to Consolidated Financial Statements                          8

                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                17

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         32

                  Item 4.  Controls and Procedures                                            33


Part II.          OTHER INFORMATION
                  -----------------


                  Item 1. Legal Proceedings                                                   34

                  Item 6. Exhibits and Reports on Form 8-K                                    34

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)                       September 30,  December 31,
                                                                 2003          2002
                                                            -------------  ------------
ASSETS
------
Current assets:
  Cash and cash equivalents                                    $  32,738    $  26,581
  Marketable securities                                              443          396
  Receivables, net                                                14,260       10,874
  Inventories, net                                                 6,701        5,133
  Deferred foreign taxes                                             136          123
  Prepaid expenses and other                                         987          865
                                                               ---------    ---------
    Total current assets                                          55,265       43,972
                                                               ---------    ---------
Non-current assets:
  Fixed assets, net                                               15,845        9,565
  Drug licenses and related costs, net                            13,272       10,975
  Restricted cash                                                  1,000            -
  Other                                                              174          180
                                                               ---------    ---------
    Total non-current assets                                      30,291       20,720
                                                               ---------    ---------
                                                               $  85,556    $  64,692
                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                             $   9,482    $   7,206
  Accrued expenses                                                 7,985        4,059
  Short-term borrowings                                            1,418        1,598
  Current portion of long-term debt                                   70          127
  Deferred income                                                  1,156          279
                                                               ---------    ---------
    Total current liabilities                                     20,111       13,269
                                                               ---------    ---------
Non-current liabilities:
  Deferred foreign taxes                                           2,368        2,141
  Long-term debt                                                     331          345
  Other                                                              178          186
                                                               ---------    ---------
    Total non-current liabilities                                  2,877        2,672
                                                               ---------    ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value, authorized 2,000 shares,
    issued and outstanding, none                                       -            -
  Common stock, $.02 par value, authorized 100,000 shares,
    issued and outstanding, 18,765 and 17,404 shares                 375          348
  Stock purchase warrants (to purchase 2,213 and 3,292
    shares of common stock)                                          363          431
  Additional paid-in capital                                     127,845      121,084
  Accumulated deficit                                            (68,287)     (72,696)
  Accumulated other comprehensive income (loss)                    2,272         (416)
                                                               ---------    ---------
    Total stockholders' equity                                    62,568       48,751
                                                               ---------    ---------
                                                               $  85,556    $  64,692
                                                               =========    =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                     AND STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)
                                                 For the Three Months    For the Nine Months
                                                  Ended September 30,    Ended September 30,
                                                 --------------------    --------------------
                                                   2003        2002        2003        2002
                                                 --------    --------    --------    --------
Revenues:
  Net product sales                              $ 14,540    $  8,468    $ 45,371    $ 27,334
  Licensing and collaboration revenues                335         103       1,246         278
                                                 --------    --------    --------    --------
Total revenues                                     14,875       8,571      46,617      27,612

Cost of net product sales                           5,744       3,579      18,684      11,604
                                                 --------    --------    --------    --------

 Gross profit                                       9,131       4,992      27,933      16,008
                                                 --------    --------    --------    --------

Operating expenses:
   Selling and marketing                            3,224       2,353      10,203       7,571
   General and administrative                       1,744       1,072       5,089       3,481
   Research and development                           966         625       2,863       1,972
   Depreciation and amortization                      356         250         967         734
                                                 --------    --------    --------    --------

  Total operating expenses                          6,290       4,300      19,122      13,758
                                                 --------    --------    --------    --------

Gain on sale of drug licenses                           -           -           -         592
                                                 --------    --------    --------    --------

Income from operations                              2,841         692       8,811       2,842
                                                 --------    --------    --------    --------

Other income (expenses):
    Interest income                                    71         101         236         194
    Interest expense                                  (60)        (48)       (174)       (158)
    Other                                               9          14           5          18
                                                 --------    --------    --------    --------

Income before income taxes                          2,861         759       8,878       2,896

Provision for foreign income taxes                  1,513         468       4,469       1,951
                                                 --------    --------    --------    --------

Net income                                       $  1,348    $    291    $  4,409    $    945
                                                 ========    ========    ========    ========

Net income per common share:
Basic                                            $   0.08    $   0.02    $   0.25    $   0.06
                                                 ========    ========    ========    ========
Diluted                                          $   0.06    $   0.01    $   0.21    $   0.05
                                                 ========    ========    ========    ========

Weighted average common shares outstanding:
Basic                                              17,911      17,377      17,635      16,288
                                                 ========    ========    ========    ========
Diluted                                            22,228      20,706      21,321      19,677
                                                 ========    ========    ========    ========

Net income                                       $  1,348    $    291    $  4,409    $    945
Other comprehensive income (loss):
   Foreign currency translation gains (losses)        495        (183)      2,688       1,663
                                                 --------    --------    --------    --------
Comprehensive income                             $  1,843    $    108    $  7,097    $  2,608
                                                 ========    ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


(in thousands, except per share data)       $.02 Par Value                                                Accumulated
                                               Common Stock        Stock       Additional                     Other
                                          ----------------------  Purchase      Paid-in     Accumulated   Comprehensive
                                           Shares      Amount     Warrants      Capital       Deficit     Income (Loss)    Total
                                          ---------   ---------- -----------   -----------  -----------  -------------- -----------
Balance at December 31, 2002                17,404      $ 348         $ 431      $121,084    $ (72,696)         $ (416)   $ 48,751
 Exercise of stock options and warrants      1,305         25           (68)        6,282            -               -       6,239
 Equity based compensation                      56          2             -           479            -               -         481
 Foreign currency translation adjustment         -          -             -             -            -           2,688       2,688
 Net income                                      -          -             -             -        4,409               -       4,409
                                          ---------   --------   -----------   -----------  -----------  -------------- -----------
Balance at September 30, 2003               18,765      $ 375         $ 363      $127,845    $ (68,287)        $ 2,272    $ 62,568
                                          =========   ========   ===========   ===========  ===========  ============== ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)
                                                     For the Nine Months Ended
                                                            September 30,
                                                    ---------------------------
                                                       2003             2002
                                                    ---------         ---------
Cash flows from operating activities:
  Net income                                        $   4,409         $     945
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Gain on sale of drug licenses                           -              (592)
    Depreciation and amortization                       1,708             1,133
    Equity-based compensation expense                     377               101
    Other non-cash items                                 (467)              984
    (Increase) decrease in assets and
      increase (decrease) in liabilities:
      Receivables                                      (1,649)           (1,601)
      Inventories                                        (930)           (1,152)
      Prepaid expenses and other current assets           144              (262)
      Other assets                                         (7)             (103)
      Accounts payable and accrued expenses             4,063               920
      Deferred income                                     702              (267)
                                                    ---------         ---------

        Net cash provided by operating activities       8,350               106
                                                    ---------         ---------

Cash flows from investing activities:
  Proceeds from sale of investments                   163,400            27,690
  Purchase of investments                            (163,268)          (49,240)
  Additions to fixed assets                            (6,016)           (2,221)
  Proceeds from sale of drug licenses                       -               598
  Additions to drug licenses and related costs         (2,193)             (406)
                                                    ---------         ---------

        Net cash used in investing activities          (8,077)          (23,579)
                                                    ---------         ---------




                          (Continued on following page)


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

(in thousands)
                                                      For the Nine Months Ended
                                                             September 30,
                                                         --------------------
                                                           2003        2002
                                                         --------    --------

Cash flows from financing activities:
  Proceeds from exercise of stock options/warrants       $  6,239    $  1,374
  Proceeds from offering of common stock, net                   -      22,108
  Repayment of borrowings                                  (2,646)     (2,804)
  Proceeds from borrowings                                  2,193       2,184
  Increase in restricted cash                              (1,000)          -
                                                         --------    --------

        Net cash provided by financing activities           4,786      22,862
                                                         --------    --------

Effect of exchange rate changes on cash                     1,098         107
                                                         --------    --------

Net increase (decrease) in cash and cash equivalents        6,157        (504)

Cash and cash equivalents at beginning of period           26,581       5,736
                                                         --------    --------

Cash and cash equivalents at end of period                 32,738    $  5,232
                                                         ========    ========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The Company paid cash during the period for:

  Interest                                               $    154    $    152
                                                         ========    ========
  Foreign income taxes                                   $  2,108    $  1,049
                                                         ========    ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING
   AND INVESTING ACTIVITIES
The Company has issued shares of common stock to employees in lieu of cash compensation as follows:

  Shares                                                       56          14
                                                         ========    ========
  Amount                                                 $    481    $    142
                                                         ========    ========

  Included in accounts payable are fixed
   asset and drug license purchases totaling              $ 1,369    $    852
                                                         ========    ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


HISTORY AND OPERATIONS:

         Bentley Pharmaceuticals, Inc. and Subsidiaries (which may be referred to as Bentley Pharmaceuticals, Bentley, the Company, we, us or our) is a U.S.-based international specialty pharmaceutical company, incorporated in the State of Delaware, focused on advanced drug delivery technologies and pharmaceutical products. We own U.S. and international patent and other proprietary rights to technologies that enhance or facilitate the absorption of drugs across biological membranes. We are developing products incorporating these technologies and seek to form strategic alliances with other pharmaceutical and biotechnology companies to facilitate the development and commercialization of our products. We have strategic alliances with various companies in the pharmaceutical industry and are in preliminary discussions to form additional alliances with several others.

         We have a commercial presence in Spain, where we manufacture, market and sell branded and generic pharmaceutical products primarily within four therapeutic areas: cardiovascular, gastrointestinal, neurological and infectious diseases. In addition, we license the right to register and market our pharmaceutical products in other foreign countries. We also provide contract manufacturing services for pharmaceutical products to be sold both within Spain and in other foreign countries in connection with our international license agreements. We have also recently developed a strategy to introduce certain of our generic pharmaceutical products into the U.S. marketplace.

         We anticipated the opportunities that the emerging generic drug market in Spain presented and began taking measures over four years ago to enter the Spanish generic drug market. We created Laboratorios Davur and Laboratorios Rimafar, wholly-owned subsidiaries of our Spanish entity, Laboratorios Belmac, to register, market and distribute generic pharmaceutical products in Spain and began aligning our business model to be competitive, including hiring and training a new generic sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position our Spanish generic subsidiary as a leader in the Spanish generic drug market. In July 2000, we entered into a strategic alliance with Teva Pharmaceutical Industries, Ltd. (Teva), whereby we have received the right to register and market in Spain certain of Teva's pharmaceutical products, representing more than 25 different chemical entities. Teva also entered into a supply agreement with us pursuant to which Teva will manufacture these products and supply them to us. Teva was also granted a right of first refusal to acquire Laboratorios Davur in the event that we decide to sell that subsidiary or its direct parent, Laboratorios Belmac. We also granted Teva the right to bid for Laboratorios Belmac in the event we decide to sell that subsidiary.

BASIS OF CONSOLIDATED FINANCIAL STATEMENTS:

         The consolidated financial statements of Bentley Pharmaceuticals at September 30, 2003 and 2002, included herein, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in so far as such information was disclosed in our consolidated financial statements for the year ended December 31, 2002. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

         In the opinion of management, the accompanying unaudited consolidated financial statements for the periods ended September 30, 2003 and 2002 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2002 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Bentley's financial position as of September 30, 2003 and the results of our operations and our cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the nine months ended September 30, 2003 should not necessarily be considered indicative of the results to be expected for the year.


CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:

         Included in cash and cash equivalents at September 30, 2003 and December 31, 2002 are approximately $28,939,000 and $23,360,000, respectively, of short-term investments considered to be cash equivalents, as the remaining maturity dates of such investments were three months or less when purchased.

         We acquired intellectual property during the nine months ended September 30, 2003 for $1,000,000 plus future royalties on sales and licensing income. In connection with the acquisition, we obtained a renewable, irrevocable letter of credit in the amount of $1,000,000 in favor of the assignor to guarantee future royalty payments. The $1,000,000 used to secure the letter of credit has been classified as restricted cash in the Consolidated Balance Sheets as of September 30, 2003.


MARKETABLE SECURITIES:

         We have investments in securities, with remaining maturities of greater than three months when purchased, totaling $443,000 and $396,000, which are classified as marketable securities as of September 30, 2003 and December 31, 2002, respectively. These investments are considered available-for-sale and are carried at fair value. Unrealized gains or losses, if any, are recorded as a component of other comprehensive income in the Consolidated Balance Sheets.

INVENTORIES:

         Inventories are stated at the lower of cost or market, cost being determined on the first in, first out ("FIFO") method, and are comprised of the following (in thousands):

                                     SEPTEMBER 30, 2003      DECEMBER 31, 2002
                                     ------------------      -----------------
Raw materials                              $ 4,629                $ 3,518
Finished goods                               2,140                  1,677
                                           -------                -------
                                             6,769                  5,195
Less allowance for slow moving inventory       (68)                   (62)
                                           -------                -------
                                           $ 6,701                $ 5,133
                                           =======                =======

FIXED ASSETS:

          Fixed assets consist of the following (in thousands):

                                     SEPTEMBER 30, 2003      DECEMBER 31, 2002
                                     ------------------      -----------------
Land                                       $  1,804               $    930
Buildings                                     8,380                  5,576
Equipment                                     8,453                  5,197
Furniture and fixtures                        1,623                  1,006
Leasehold improvements                           43                     52
                                           --------               --------
                                             20,303                 12,761
Less accumulated depreciation                (4,458)                (3,196)
                                           --------               --------
                                           $ 15,845               $  9,565
                                           ========               ========


         In order to support our growth in Europe, we are adding additional capacity to our manufacturing facility though a series of improvements. During the nine months ended September 30, 2003, we have invested approximately $1,031,000 in renovating the facility and an additional $2,560,000 in new high speed manufacturing and packaging equipment.

         We also purchased a 15,700 square foot commercial building located on approximately 14 acres of land in Exeter, New Hampshire for $1,776,600 in January 2003. The purchase included furniture and fixtures in the building and the purchase price was allocated to the following components in accordance with their relative fair market values: land - $775,100, buildings - $898,400, and furniture and fixtures - $103,100. We moved our corporate headquarters into the new building in April 2003. As a result of the move, we abandoned our former office space. We have expensed $42,000 for the remaining lease costs and abandonment of leasehold improvements, all of which has been recorded in general and administrative expenses in the Consolidated Income Statements. The lease agreement ends in February 2004.

         Depreciation expense of approximately $256,000 and $194,000 has been charged to operations as a component of depreciation and amortization expense in the Consolidated Income Statements for the nine months ended September 30, 2003 and 2002, respectively. We have included depreciation totaling approximately $741,000 and $399,000 in cost of net product sales during the nine months ended September 30, 2003 and 2002, respectively.


STOCKHOLDERS' EQUITY:

         A substantial amount of our business is conducted in Europe and is therefore influenced to the extent there are fluctuations in the U.S. Dollar's value against other currencies, specifically the Euro. The exchange rate at September 30, 2003 and December 31, 2002 was .86 Euros and .95 Euros per U.S. Dollar, respectively. The weighted average exchange rate for the three months ended September 30, 2003 and 2002 was .89 Euros and 1.02 Euros per U.S. Dollar, respectively. The weighted average exchange rate for the nine months ended September 30, 2003 and 2002 was .90 Euros and 1.08 Euros per U.S. Dollar, respectively. The effect of foreign currency fluctuations on long lived assets for the nine months ended September 30, 2003 was an increase of $2,688,000 and the cumulative historical effect on equity was an increase of $2,272,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive income.

         During the nine months ended September 30, 2003, we issued approximately 1,078,000 shares of common stock as a result of exercises of Class B Redeemable Warrants. We received cash proceeds of approximately $5,390,000 from all such exercises during the nine month period. Approximately 933,000 of these shares were issued during the three months ended September 30, 2003, generating proceeds of approximately $4,670,000 in that period.

         During the nine months ended September 30, 2003, we issued 226,000 shares of common stock as a result of stock option exercises. We received cash proceeds of approximately $850,000 from all such exercises during the nine months ended September 30, 2003. We also awarded stock options to purchase 696,000 shares of Common Stock to our employees and directors during the nine months ended September 30, 2003.

         Subsequent to September 30, 2003, we issued an additional 225,000 shares of common stock as a result of exercises of Class B Redeemable Warrants. We received proceeds of approximately $1,125,000 from these exercises.

         At our Annual Meeting of Stockholders on May 21, 2003, the stockholders approved an increase in the number of Bentley's authorized Common Shares from 35,000,000 to 100,000,000.

LICENSING AND COLLABORATION REVENUES:

         Auxilium Pharmaceuticals, Inc. launched its new testosterone replacement gel, Testim TM, which utilizes Bentley's patented CPE-215TM drug delivery technology, during the first quarter of 2003. Auxilium paid a milestone payment to us during the first quarter of 2003, which we recorded as licensing and collaboration revenues in the Consolidated Income Statement for the three months ended March 31, 2003. In connection with the Testim product launch, Bentley began earning royalty revenues on a percentage of Testim sales as defined in the licensing agreement with Auxilium. Royalty revenues on Testim product sales are recognized based on an estimate of Auxilium's sell-through of the Testim product based on prescriptions written, until such time that returns from wholesalers and pharmacies can be reasonably estimated. For the three and nine months ended September 30, 2003, we recognized royalty revenues of $335,000 and $543,000, respectively, based on an estimate of prescriptions written. The $510,000 difference between the total amount due from Auxilium under the royalty arrangement and the amount recognized as licensing and collaboration revenues has been recorded as deferred income in the Consolidated Balance Sheet as of September 30, 2003. We will continue to use available market information to determine the amount and timing of royalty revenue recognition.


PROVISION FOR INCOME TAXES:

         As a result of reporting taxable income in Spain, we recorded provisions for foreign income taxes totaling $1,513,000 and $468,000 for the three months ended September 30, 2003 and 2002, respectively. These amounts represent 40% and 34% of the pre-tax income reported in Spain for the three months ended September 30, 2003 and 2002, respectively. We have recorded provisions for foreign income taxes totaling $4,469,000 and $1,951,000 for the nine months ended September 30, 2003 and 2002, respectively. These amounts represent 40% and 39% of the pre-tax income reported in Spain for the nine months ended September 30, 2003 and 2002, respectively. No tax benefit has been recorded for U.S. losses, which totaled ($958,000) and ($625,000) for the three months ended September 30, 2003 and 2002, respectively, and ($2,423,000) and ($2,078,000) for the nine months ended September 30, 2003 and 2002, respectively, as future domestic operating profits cannot be reasonably assured. Accordingly, we have established a valuation allowance equal to the full amount of the U.S. deferred tax assets. The provisions for income taxes differ from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income, primarily as a result of the increase in the valuation allowance to offset U.S. deferred tax assets, certain nondeductible expenses in Spain and the higher statutory income tax rate of 35% in Spain.

         The Company is currently undergoing a tax review of its Spanish subsidiary, Laboratorios, Belmac, S.A., by the Spanish tax authorities. Certain tax contingencies exist and when probable and reasonably estimable, are provided for in the Consolidated Financial Statements. Accordingly, as of September 30, 2003, since these contingencies are not probable or reasonably estimable, no amounts have been provided for related to these contingencies.

BASIC AND DILUTED NET INCOME PER COMMON SHARE:

         Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding during each period. The dilutive effect of our outstanding stock options and stock purchase warrants were considered in the net income per share calculations for the three and nine months ended September 30, 2003 and 2002.

         The following is a reconciliation between basic and diluted net income per common share for the three and nine months ended September 30, 2003 and 2002. Dilutive securities issuable for the three and nine months ended September 30, 2003 include approximately 1,750,000 and 1,571,000 shares, respectively, issuable as a result of exercisable Class B Warrants and approximately 2,567,000 and 2,115,000 shares, respectively, issuable as a result of various stock options and other warrants that are outstanding and exercisable. Dilutive securities issuable for the three and nine months ended September 30, 2002 include approximately 1,351,000 and 1,375,000 shares, respectively, issuable as a result of exercisable Class B Warrants and approximately 1,978,000 and 2,014,000 shares, respectively, issuable as a result of various stock options and other warrants that are outstanding and exercisable.

                                       (in thousands, except per share data)

         For the Three Months Ended September 30, 2003:
                                                                          Effect of Dilutive
                                                      Basic EPS               Securities                  Diluted EPS
                                                  ------------------     ----------------------     ------------------------
Net Income                                                 $  1,348                 $        -                   $    1,348
Number of Common Shares                                      17,911                      4,317                       22,228
Net Income Per Common Share                                $   0.08                 $  ( 0.02)                   $     0.06

         For the Nine Months Ended September 30, 2003:
                                                                          Effect of Dilutive
                                                      Basic EPS               Securities                  Diluted EPS
                                                  ------------------     ----------------------     ------------------------
Net Income                                                 $  4,409                 $        -                   $    4,409
Number of Common Shares                                      17,635                      3,686                       21,321
Net Income Per Common Share                                $   0.25                 $  ( 0.04)                   $     0.21

         For the Three Months Ended September 30, 2002:
                                                                          Effect of Dilutive
                                                      Basic EPS               Securities                  Diluted EPS
                                                  ------------------     ----------------------     ------------------------
Net Income                                                 $    291               $         -                    $      291
Number of Common Shares                                      17,377                     3,329                        20,706
Net Income Per Common Share                                $   0.02               $    ( 0.01)                   $     0.01

                                       (in thousands, except per share data)

         For the Nine Months Ended September 30, 2002:
                                                                          Effect of Dilutive
                                                      Basic EPS               Securities                  Diluted EPS
                                                  ------------------     ----------------------     ------------------------
Net Income                                                 $    945                   $      -                      $   945
Number of Common Shares                                      16,288                      3,389                       19,677
Net Income Per Common Share                                $   0.06                   $ ( 0.01)                     $  0.05


         Excluded from the diluted EPS presentation, because their exercise prices were greater than the average fair value of the Common Stock in the respective periods, were warrants and options to purchase an aggregate of 185,000 and 347,000 shares of Common Stock, for the three and nine months ended September 30, 2003, respectively, and warrants and options to purchase an aggregate of 324,000 and 324,000 shares of Common Stock for the three and nine months ended September 30, 2002, respectively.


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

         The following table illustrates the effect on net income per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                               FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                    ------------------                ---------------------
                                                      2003      2002                    2003       2002
                                                    -------   --------                --------   ---------
Net income, as reported                             $ 1,348   $    291                $  4,409   $     945

Add: Stock-based employee compensation
  expense included in reported net income               140         11                     377         101

Deduct: Total stock-based employee
  compensation expense determined under
  fair value method for all awards                     (850)      (791)                 (2,367)     (3,023)
                                                    -------   --------                --------   ---------

Pro forma net income (loss)                         $   638   $   (489)               $  2,419   $  (1,977)
                                                    =======   ========                ========   =========

Net income (loss) per share:
    Basic - as reported                             $  0.08   $   0.02                $   0.25   $    0.06
                                                    =======   ========                ========   =========
    Basic - pro forma                               $  0.04   $  (0.03)               $   0.14   $   (0.12)
                                                    =======   ========                ========   =========

    Diluted - as reported                           $  0.06   $   0.01                $   0.21   $    0.05
                                                    =======   ========                ========   =========
    Diluted - pro forma                             $  0.03   $  (0.02)               $   0.11   $   (0.10)
                                                    =======   ========                ========   =========



         The preceding pro forma results were calculated using the Black-Scholes option pricing model with the following weighted average assumptions (results may vary depending on the assumptions applied within the model):

                               FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                   ------------------           ---------------------
                                     2003      2002               2003       2002
                                   -------   --------           --------   ---------
Risk-free interest rate              3.48%      5.07%              3.88%       5.13%
Dividend yield                       0.00%      0.00%              0.00%       0.00%
Expected life                      5 years    5 years            5 years     5 years
Volatility                          53.12%     61.19%             54.25%      94.33%
Fair value of options granted       $ 4.79     $ 5.66             $ 4.99      $ 5.74

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

         At our Annual Meeting of Stockholders on May 21, 2003, Bentley's stockholders approved an increase in the number of shares authorized for issuance under its 2001 Employee Stock Option Plan by 1,500,000 shares and an increase in the number of shares authorized for issuance under its 2001 Directors' Stock Option Plan by 500,000 shares.


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

         In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered individually for each separate unit of accounting. EITF Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption of EITF Issue No. 00-21 has not had, nor do we expect it to have, a material effect on our financial position, results of operations or cash flows.

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

         o Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred when the customer takes possession of the products and/or risk of loss has passed to the customer. We provide our customers with a right of return. Revenue is recognized upon delivery of products, at which time a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48 and of allowances for doubtful accounts based on significant historical experience.

         o Revenue from service sales and research and development contracts is recognized when the service procedures have been completed or as revenue recognition criteria have been met for each separate unit of accounting as defined in EITF Issue No. 00-21.

         o Royalty revenue is recognized based on an estimate of sell-through of product based on prescriptions written, until such time that returns from wholesalers and pharmacies can be reasonably estimated.

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

RESULTS OF OPERATIONS:
----------------------

THREE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS THREE MONTHS
---------------------------------------------------------
ENDED SEPTEMBER 30,2002
-----------------------

         Net Product Sales. Net product sales increased by 72% from $8,468,000 in the three months ended September 30, 2002 to $14,540,000 in the three months ended September 30, 2003. The $6,072,000 increase was primarily the result of strong generic sales in Spain and increased export sales. We anticipated the opportunities in the emerging generic drug market in Spain and began taking measures over four years ago to enter the Spanish generic drug market. We began to register, manufacture and market generic pharmaceutical products in Spain and began aligning our business model to be competitive in this arena, including hiring and training a new generic products sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position ourselves as a leader in the Spanish generic drug market. Export sales, which totaled approximately $1.8 million in the third quarter, increased by more than 400% when compared to the comparable three month period of the prior year and accounted for 34% of our increase in net product sales during the third quarter. We experienced an increase in net product sales of 50% in local currency in Spain in the three months ended September 30, 2003 compared to the same period of the prior year. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar, had the effect of increasing net product sales by approximately $1,831,000 during the three months ended September 30, 2003.

         Prices for prescription pharmaceuticals products in Spain must be approved by the Ministry of Health. In order to help control rising healthcare costs, the Ministry of Health, in recent years, has encouraged the substitution of generic-equivalent products. In further efforts to reduce healthcare costs, the Ministry of Health had been contemplating new laws and regulations that would significantly reduce the market prices of certain pharmaceutical products, including generic-equivalent drugs. In late October 2003, the Spanish government enacted a regulation that will reduce the prices that the government will reimburse for certain prescription pharmaceutical products. These new prices will take effect on December 26, 2003. As a result, certain of our selling prices for these products will be reduced. These new lower prices could reduce the rate of our future growth on net product sales by 17 to 18 percentage points. The regulation affects six of our chemical entities which currently account for approximately 60% of our net product sales, including the chemical entities omeprazole and simvastatin. However, we have been anticipating potential government regulations that could lead to reduced selling prices and have developed, and continue to implement, a broad-based growth strategy that will mitigate the impact of the new prices. We have a pipeline of approximately 100 products, consisting of approximately 20 chemical entities that are not affected by the new regulations, and will continue to focus on acquiring, developing and launching new products that will improve our product mix in the future. We have also modified our pricing structure in efforts to increase our sales volume and market share throughout Spain. In addition, we are continuing our efforts to increase our sales outside of Spain through additional registration and marketing agreements. Sales outside of Spain accounted for about 13% of third quarter 2003 net product sales, compared to approximately 4% in the same period of the prior year. We have also made significant investments in renovating and increasing capacity in our manufacturing facility, as well as investments in new high speed, high volume equipment. These investments will enable us to manufacture and package larger quantities of products more efficiently and cost effectively. We will also continue to pursue our long-range plan to import our generic pharmaceutical products into the U.S. marketplace.

         Licensing and Collaboration Revenues. Licensing and collaboration revenues totaled $335,000 in the three months ended September 30, 2003 and represent royalties from sales of Testim, the first product containing our CPE-215 technology to be marketed in the U.S., which was launched in the first quarter of 2003. Licensing and collaboration revenues of $103,000 in the three months ended September 30, 2002 included $53,000 recognized in connection with a research and development collaboration agreement as services were provided and $50,000 in milestone payments from Auxilium Pharmaceuticals, Inc. related to a product license agreement.

         Gross Profit. Gross profit increased by 83% from $4,992,000 in the three months ended September 30, 2002 to $9,131,000 in the three months ended September 30, 2003. The $4,139,000 increase was the direct result of the growth in our net product sales, combined with U.S. royalty revenues. Our gross margins on net product sales in the three months ended September 30, 2003 totaled 60% compared to 58% for the same period in the prior year. We experienced an increase in gross profit of 61% in local currency in the three months ended September 30, 2003 compared to the same period of the prior year. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar, had the effect of increasing gross profit by approximately $1,118,000 during the three months ended September 30, 2003. Sales of generic products accounted for approximately 51% of our net product sales for the three months ended September 30, 2003 compared to 42% in the same period of the prior year. Although we expect to continue to benefit from economies of scale in the future as we grow, gross margins on certain of our products will decrease as a result of the recently enacted government regulation in Spain, which will reduce the selling price of certain of our products beginning December 26, 2003. In addition, gross margins may decrease as sales of higher priced products are replaced with sales of lower priced generic products, as a result of a change in our product mix. However, as previously discussed we have been anticipating potential government regulations that could lead to reduced selling prices and have developed, and continue to implement, a broad-based growth strategy that will mitigate the impact on our margins. The Ministry of Health in Spain also levies a tax on pharmaceutical companies for the purpose of funding rising healthcare costs in Spain. In the three months ended September 30, 2003, this tax had the effect of reducing gross profit by approximately $192,000 and gross margins by approximately 1 percentage point.

         Selling and Marketing Expenses. Selling and marketing expenses increased by 37% from $2,353,000 in the three months ended September 30, 2002 to $3,224,000 in the three months ended September 30, 2003. The $871,000 increase was instrumental in achieving a 72% increase in net product sales during the period, as a result of our successful sales and marketing programs. The increase in the weighted average value of the Euro, in relation to the U.S. Dollar, had the effect of increasing selling and marketing expenses by $408,000 in the three months ended September 30, 2003. Selling and marketing expenses as a percentage of net product sales decreased to 22% in the three months ended September 30, 2003 compared to 28% of net product sales in the same period of the prior year.

         General and Administrative Expenses. General and administrative expenses increased by 63% from $1,072,000 in the three months ended September 30, 2002 to $1,744,000 in the three months ended September 30, 2003. The $672,000 increase was the result of increased general and administrative activities required to support our revenue growth in the current quarter. General and administrative expenses as a percent of total revenues decreased to less than 12% for the three months ended September 30, 2003, compared to 13% of total revenues for the same period of the prior year. General and administrative expenses would have been approximately $129,000 lower in the three months ended September 30, 2003, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar. We expect that our future expenditures for general and administrative expenses will continue to increase as we grow. Although we cannot reasonably estimate the total costs associated with implementation of the internal control provisions of the Sarbanes-Oxley Act of 2002, we are presently incurring costs and expect to incur additional costs not previously experienced; however, we do not believe that these costs will be material to our financial position, results of operations or cash flows.

         Research and Development Expenses. Research and development expenses increased by 55% from $625,000 in the three months ended September 30, 2002 to $966,000 in the three months ended September 30, 2003. The $341,000 increase was the result of pre-clinical programs underway in collaboration with universities and with product formulation and testing efforts being performed in the laboratory in our U.S. headquarters and at our facility in Zaragoza, Spain. We are using our U.S. laboratory to develop potential product applications using our drug delivery technologies. The expenditures in research and development reflect our focus on projects that are necessary for expansion of our portfolio of marketed products and clinical trials involving our drug delivery technologies.

         We expect that our future expenditures for research and development activities will continue to increase as a result of programs that are necessary to advance new applications of our technologies. We are currently in the planning stages of clinical programs to distribute certain of our Spanish generic pharmaceutical products in other countries, including the U.S. We have also undertaken a clinical program to develop alternative methods for the delivery of insulin. We expect to incur costs to conduct clinical trials and support the required regulatory submissions for these programs. Although some of our cost estimates are preliminary, and the specific timing is not known, our research and development expenses in 2004 could be $1,000,000 to $1,500,000 higher than in the year ending December 31, 2003.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by 42% from $250,000 in the three months ended September 30, 2002 to $356,000 in the three months ended September 30, 2003. We have invested approximately $1,031,000 in renovations made to our manufacturing facility in Spain and an additional $2,560,000 in new high speed manufacturing and packaging equipment since December 31, 2002. We also purchased a 15,700 square foot commercial building located on approximately 14 acres of land in Exeter, New Hampshire for $1,776,600 in January 2003. We have also expended approximately $2,200,000 in the acquisition of new drug licenses and related costs during the nine months ended September 30, 2003. The effect of fluctuations in foreign currency exchange rates have increased depreciation and amortization expenses by $27,000 in the three months ended September 30, 2003 compared to the same period of the prior year.

         Provision for Income Taxes. We generated additional U.S. federal net operating loss carry-forwards in the three months ended September 30, 2003 and 2002 as a result of U.S. pretax losses of ($958,000) and ($625,000), respectively. However, since we are not assured of future profitable domestic operations, we have recorded a valuation allowance for any future tax benefit of such losses in the U.S. Therefore, no tax benefit has been recognized with respect to U.S. losses reported in the three months ended September 30, 2003 or 2002. We recorded a provision for foreign income taxes totaling $1,513,000 (approximately 40% of the Spanish pretax income of $3,819,000) for the three months ended September 30, 2003 compared to a provision for foreign income taxes of $468,000 (approximately 34% of the Spanish pretax income of $1,388,000) in the same period of the prior year. The provision for foreign income taxes for the third quarter of 2003 would have been approximately $188,000 lower than reported, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar.

         Net Income. We reported income from operations of $2,841,000 for the three months ended September 30, 2003 compared to income from operations of $692,000 in the same period of the prior year. The combination of income from operations of $2,841,000 and the non-operating items, primarily the provision for foreign income taxes of $1,513,000, resulted in net income of $1,348,000, or $.08 per basic common share ($.06 per diluted common share) on 17,911,000 weighted average basic common shares outstanding (22,228,000 weighted average diluted common shares outstanding) for the three months ended September 30, 2003, compared to net income for the three months ended September 30, 2002 of $291,000, or $.02 per basic common share ($.01 per diluted common share) on 17,377,000 weighted average basic common shares outstanding (20,706,000 weighted average diluted common shares outstanding). Net income in the future could be negatively impacted as a result of the recently enacted government regulation in Spain and anticipated increases in research and development programs that are expected to benefit future periods. However, as previously discussed, our broad-based growth strategy should mitigate the impact of these developments.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------


         Net Product Sales. Net product sales increased by 66% from $27,334,000 in the nine months ended September 30, 2002 to $45,371,000 in the nine months ended September 30, 2003. The $18,037,000 increase was primarily the result of our increased sales in the generic drug market in Spain and increased export sales. We anticipated the opportunities in the emerging generic drug market in Spain and began taking measures over four years ago to enter the Spanish generic drug market. We began to register, manufacture and market generic pharmaceutical products in Spain and began aligning our business model to be competitive in this arena, including hiring and training a new generic products sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position ourselves as a leader in the Spanish generic drug market. We experienced an increase in net product sales of 38% in local currency in Spain in the nine months ended September 30, 2003 compared to the same period of the prior year. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar, had the effect of increasing net product sales by approximately $7,635,000 during the nine months ended September 30, 2003.

         Prices for prescription pharmaceuticals products in Spain must be approved by the Ministry of Health. In order to help control rising healthcare costs, the Ministry of Health, in recent years, has encouraged the substitution of generic-equivalent products. In further efforts to reduce healthcare costs, the Ministry of Health had been contemplating new laws and regulations that would significantly reduce the market prices of certain pharmaceutical products, including generic-equivalent drugs. In late October 2003, the Spanish government enacted a regulation that will reduce the prices that the government will reimburse for certain prescription pharmaceutical products. These new prices will take effect on December 26, 2003. As a result, certain of our selling prices for these products will be reduced. These new lower prices could reduce the rate of our future growth on net product sales by 17 to 18 percentage points. The regulation affects six of our chemical entities which currently account for approximately 60% of our net product sales, including the chemical entities omeprazole and simvastatin. However, we have been anticipating potential government regulations that could lead to reduced selling prices and have developed, and continue to implement, a broad-based growth strategy that will mitigate the impact of the new prices. We have a pipeline of approximately 100 products, consisting of approximately 20 chemical entities that are not affected by the new regulations, and will continue to focus on acquiring, developing and launching new products that will improve our product mix in the future. We have also modified our pricing structure in efforts to increase our sales volume and market share throughout Spain. In addition, we are continuing our efforts to increase our sales outside of Spain through additional registration and marketing agreements. Sales outside of Spain accounted for about 13% of net product sales in the nine months ended September 30, 2003, compared to approximately 6% in the same period of the prior year. We have also made significant investments in renovating and increasing capacity in our manufacturing facility, as well as investments in new high speed, high volume equipment. These investments will enable us to manufacture and package larger quantities of products more efficiently and cost effectively. We will also continue to pursue our long-range plan to import our generic pharmaceutical products into the U.S. marketplace.

         Licensing and Collaboration Revenues. Licensing and collaboration revenues totaled $1,246,000 in the nine months ended September 30, 2003 compared to $278,000 in the nine months ended September 30, 2002. Current year revenues include royalties from sales of Testim, the first product containing our CPE-215 technology to be marketed in the U.S., milestone payments from collaboration agreements, and revenues generated from licensing agreements for certain of our existing products to market such products in other foreign markets. Licensing and collaboration revenues of $278,000 in the nine months ended September 30, 2002 included $228,000 recognized in connection with a research and development collaboration agreement as services were provided and $50,000 in milestone payments from Auxilium Pharmaceuticals, Inc. related to a product license agreement.

         Gross Profit. Gross profit increased by 74% from $16,008,000 in the nine months ended September 30, 2002 to $27,933,000 in the nine months ended September 30, 2003. The $11,925,000 increase was the direct result of the growth in our net product sales, combined with our first significant U.S. royalty revenues. Our gross margins on net product sales in the nine months ended September 30, 2003 totaled 59% compared to 58% for the same period of the prior year. We experienced an increase in gross profit of 46% in local currency in the nine months ended September 30, 2003 compared to the same period of the prior year. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar, had the effect of increasing gross profit by approximately $4,578,000 during the nine months ended September 30, 2003. Sales of generic products accounted for approximately 47% of our net product sales for the nine months ended September 30, 2003 compared to 43% in the same period of the prior year. Although we expect to continue to benefit from economies of scale in the future as we grow, gross margins on certain of our products will decrease as a result of the recently enacted government regulation in Spain, which will reduce the selling price of those products beginning December 26, 2003. In addition, gross margins may decrease as sales of higher priced products are replaced with sales of lower priced generic products, as a result of a change in our product mix. However, as previously discussed we have been anticipating potential government regulations that could lead to reduced selling prices and have developed, and continue to implement, a broad-based growth strategy that will mitigate the impact on our margins. The Ministry of Health in Spain also levies a tax on pharmaceutical companies for the purpose of funding rising healthcare costs in Spain. In the nine months ended September 30, 2003, this tax had the effect of reducing gross profit by approximately $589,000 and gross margins by approximately 1 percentage point.

         Selling and Marketing Expenses. Selling and marketing expenses increased by 35% from $7,571,000 in the nine months ended September 30, 2002 to $10,203,000 in the nine months ended September 30, 2003. The $2,632,000 increase was instrumental in achieving a 66% increase in net product sales during the period, as a result of our successful sales and marketing programs. The increase in the weighted average value of the Euro, in relation to the U.S. Dollar, had the effect of increasing selling and marketing expenses by $1,710,000 in the nine months ended September 30, 2003. Selling and marketing expenses as a percentage of net product sales decreased to 22% in the nine months ended September 30, 2003 compared to 28% of net product sales in the same period of the prior year.

         General and Administrative Expenses. General and administrative expenses increased by 46% from $3,481,000 in the nine months ended September 30, 2002 to $5,089,000 in the nine months ended September 30, 2003. The $1,608,000 increase was the result of increased general and administrative activities required to support our revenue growth in the nine months ended September 30, 2003. General and administrative expenses as a percent of total revenues decreased to less than 11% in the nine months ended September 30, 2003, compared to almost 13% of total revenues in the same period of the prior year. General and administrative expenses would have been approximately $472,000 lower in the nine months ended September 30, 2003, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar. We expect that our future expenditures for general and administrative expenses will continue to increase as we grow. Although we cannot reasonably estimate the costs associated with implementation of the internal control provisions of the Sarbanes-Oxley Act of 2002, we are presently incurring costs and expect to incur additional costs not previously experienced; however, we do not believe that these costs will be material to our financial position, results of operations or cash flows.

         Research and Development Expenses. Research and development expenses increased by 45% from $1,972,000 for the nine months ended September 30, 2002 to $2,863,000 for the nine months ended September 30, 2003. The $891,000 increase was the result of pre-clinical programs underway in collaboration with universities and with product formulation and testing efforts being performed in the laboratory in our U.S. headquarters and at our facility in Zaragoza, Spain. We are using our U.S. laboratory to develop potential product applications using our drug delivery technologies. The expenditures in research and development reflect our focus on projects that are necessary for expansion of our portfolio of marketed products and clinical trials involving our drug delivery technologies. We expect that our future expenditures for research and development activities will continue to increase as a result of programs that are necessary to advance new applications of our technologies.

         We expect that our future expenditures for research and development activities will continue to increase as a result of programs that are necessary to advance new applications of our technologies. We are currently in the planning stages of clinical programs to distribute certain of our Spanish generic pharmaceutical products in other countries, including the U.S. We have also undertaken a clinical program to develop alternative methods for the delivery of insulin. We expect to incur costs to conduct clinical trials and support the required regulatory submissions for these programs. Although some of our cost estimates are preliminary, and the specific timing is not known, our research and development expenses in 2004 could be $1,000,000 to $1,500,000 higher than in the year ending December 31, 2003.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by 32% from $734,000 for the nine months ended September 30, 2002 to $967,000 for the nine months ended September 30, 2003. We have invested approximately $1,031,000 in renovations made to our manufacturing facility in Spain and an additional $2,560,000 in new high speed manufacturing and packaging equipment since December 31, 2002. We also purchased a 15,700 square foot commercial building located on approximately 14 acres of land in Exeter, New Hampshire for $1,776,600 in January 2003. We have also expended approximately $2,200,000 in the acquisition of new drug licenses and related costs during the nine months ended September 30, 2003. The effect of fluctuations in foreign currency exchange rates have increased depreciation and amortization expenses by $102,000 in the nine months ended September 30, 2003 compared to the same period in the prior year.

         Provision for Income Taxes. We generated additional U.S. federal net operating loss carry-forwards in the nine months ended September 30, 2003 and 2002 as a result of U.S. pretax losses of ($2,423,000) and ($2,078,000), respectively. However, since we are not assured of future profitable domestic operations, we have recorded a valuation allowance for any future tax benefit of such losses in the U.S. Therefore, no tax benefit has been recognized with respect to U.S. losses reported in the nine months ended September 30, 2003 or 2002. We recorded a provision for foreign income taxes totaling $4,469,000 (approximately 40% of the Spanish pretax income of $11,301,000) for the nine months ended September 30, 2003 compared to a provision for foreign income taxes of $1,951,000 (approximately 39% of the Spanish pretax income of $5,001,000) in the same period of the prior year. The provision for foreign income taxes for the nine months ended September 30, 2003 would have been approximately $773,000 lower than reported, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar.

         Net Income. We reported income from operations of $8,811,000 in the nine months ended September 30, 2003 compared to income from operations of $2,842,000 (including $592,000 of pre-tax gain on sale of drug licenses) in the nine months ended September 30, 2002. The combination of income from operations of $8,811,000 and the non-operating items, primarily the provision for foreign income taxes of $4,469,000, resulted in net income of $4,409,000, or $.25 per basic common share ($.21 per diluted common share) on 17,635,000 weighted average basic common shares outstanding (21,321,000 weighted average diluted common shares outstanding) for the nine months ended September 30, 2003, compared to net income for the nine months ended September 30, 2002 of $945,000, or $.06 per basic common share ($.05 per diluted common share) on 16,288,000 weighted average basic common shares outstanding (19,677,000 weighted average diluted common shares outstanding). Net income in the future could be negatively impacted as a result of the recently enacted government regulation in Spain and anticipated increases in research and development programs that are expected to benefit future periods. However, as previously discussed, our broad-based growth strategy should mitigate the impact of these developments.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

         Total assets increased from $64,692,000 at December 31, 2002 to $85,556,000 at September 30, 2003, while stockholders' equity increased from $48,751,000 at December 31, 2002 to $62,568,000 at September 30, 2003. The
increase in stockholders' equity reflects primarily $6,239,000 of proceeds from the exercise of stock options and warrants, net income of $4,409,000 and the positive impact of the fluctuation of the Euro/U.S. dollar exchange rate, which totaled $2,688,000.

         Cash, cash equivalents and marketable securities increased by 23% or $6,204,000 from $26,977,000 at December 31, 2002 to $33,181,000 at September 30,
2003. The increase is primarily a result of cash provided by operating activities of $8,350,000, proceeds from option and warrant exercises totaling $6,239,000 and a positive effect of the exchange rate on cash of $1,098,000, partially offset by additions to fixed assets totaling $6,016,000, expenditures for drug licenses and related costs totaling $2,193,000, net repayments of short-term borrowings of $453,000 and establishment of a restricted cash account for $1,000,000. These factors have also resulted in an increase in working capital of $4,451,000, or 14%, from $30,703,000 at December 31, 2002 to
$35,154,000 at September 30, 2003. Cash and cash equivalents at September 30, 2003 include approximately $28,939,000 of short-term liquid investments considered to be cash equivalents.

         Receivables increased by 31% from $10,874,000 at December 31, 2002 to $14,260,000 at September 30, 2003 as a direct result of the increase in net product sales. Receivables increased by approximately $2,036,000 in local currency, but fluctuations in foreign currency exchange rates increased receivables reported in U.S. dollars by approximately $1,350,000. We have not experienced any material delinquencies on our receivables that have had a material effect on our financial position, results of operations or cash flows.

         Inventories increased from $5,133,000 at December 31, 2002 to $6,701,000 at September 30, 2003, primarily as a result of increased raw material purchases and increased production in the third quarter required to meet anticipated sales demand. Inventory increased by approximately $930,000 in local currency, and fluctuations in foreign currency exchange rates increased inventories reported in U.S. dollars by approximately $638,000.

         The combined total of accounts payable and accrued expenses increased from $11,265,000 at December 31, 2002 to $17,467,000 at September 30, 2003,
primarily due to accruals for income taxes, taxes levied by the Ministry of Health in Spain to fund the rising healthcare costs and VAT taxes payable (approximately $3,285,000), the net effect of fluctuations in foreign currency exchange rates (approximately $1,752,000) and additions to fixed assets and inventory (approximately $1,192,000).

         Short-term borrowings and current portion of long-term debt decreased from $1,725,000 at December 31, 2002 to $1,488,000 at September 30, 2003, as a
result of net repayment of short-term borrowings, partially offset by the effect of fluctuations in foreign currency exchange rates. The weighted average interest rate on our short-term borrowings and current portion of long-term debt at September 30, 2003 was 3.8%.

         Long-term debt, which totaled $345,000 at December 31, 2002, was reduced to $331,000 during the nine months ended September 30, 2003. The weighted average interest rate (including imputed interest) on our long-term debt was 5.6%.

         In addition to our short-term borrowings and long-term debt, we have fixed contractual obligations under various lease agreements. Our contractual obligations were comprised of the following as of September 30, 2003:

                                                                Payments Due By Period
                                                     ------------------------------------------
                                                              LESS
                                                              THAN 1     1-3      4-6      7-10
CONTRACTUAL OBLIGATIONS                              TOTAL    YEAR      YEARS    YEARS    YEARS
                                                     ------   ------   ------   ------   ------
                                                                   (in thousands)
Short-term borrowings                                $1,418   $1,418   $    -   $    -   $    -
Long-term debt, including imputed interest of $105      488       70      100      179      139
Operating leases                                      1,545      786      759        -        -
                                                     ------   ------   ------   ------   ------

Total contractual cash obligations                   $3,451   $2,274   $  859   $  179   $  139
                                                     ======   ======   ======   ======   ======


         Operating activities for the nine months ended September 30, 2003 provided net cash of $8,350,000. Our future operating cash flows could be negatively impacted as a result of the recently enacted government regulation in Spain and anticipated increases in research and development programs that are expected to benefit future periods. However, as previously discussed, our broad-based growth strategy should mitigate the impact of these developments. Investing activities, primarily capital expenditures to increase the capacity of our manufacturing facility in Spain, increase our manufacturing and packaging capabilities with new high speed equipment, purchase of our corporate office/research and development facility in the U.S. and additions to drug licenses and related costs used net cash of $8,077,000 during the nine months ended September 30, 2003. Financing activities, consisting of proceeds received from the exercise of stock options and warrants (approximately $6,239,000), were partially offset by cash deposited in a restricted cash account ($1,000,000) and net repayments of borrowings (approximately $453,000) during the nine months ended September 30, 2003.

         Auxilium Pharmaceuticals, Inc. launched its new testosterone replacement gel, Testim, which contains our patented CPE-215 drug delivery technology, during the first quarter of 2003. Auxilium paid a milestone payment to us during the first quarter of 2003, which we recorded as licensing and collaboration revenues in the three months ended March 31, 2003. In connection with the Testim product launch, Bentley began earning royalty revenues on a percentage of Testim sales as defined in the licensing agreement with Auxilium. Royalty revenue on Testim product sales is recognized based on an estimate of Auxilium's sell-through of the Testim product based on prescriptions written, until such time that returns from wholesalers and pharmacies can be reasonably estimated. For the nine months ended September 30, 2003, we recognized royalty revenue of $543,000 based on an estimate of prescriptions written. The $510,000 difference between the total amount due from Auxilium under the royalty arrangement and the amount recognized as royalty revenue has been recorded as deferred income in the Consolidated Balance Sheet as of September 30, 2003. We will continue to use available market information to determine the amount and timing of royalty revenue recognition.

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

         Liquidity. We plan to continue making improvements to our manufacturing facility during the balance of 2003 and in 2004 including the purchase of additional manufacturing equipment in order to accommodate our continuing growth. We have invested approximately $1,031,000 in renovations to our manufacturing facility and $2,560,000 in new high speed manufacturing and packaging equipment since December 31, 2002. Additionally, we purchased a 15,700 square foot commercial building situated on approximately 14 acres of land in Exeter, New Hampshire in January 2003. We moved our corporate headquarters and research and development laboratory into this facility in April 2003. We paid approximately $1,776,600 cash for the property and invested an additional $226,000 in the facility, primarily for the expansion of our research and development laboratory and necessary research and development equipment. We expect to invest an additional $3,300,000 in capital improvements and additions during the next twelve months. Given our current liquidity and cash balances, and considering our future strategic plans (including our planned capital improvements and equipment purchases), we should have sufficient liquidity to fund operations for at least the next twenty-four months. As mentioned above, we have cash, cash equivalents and short-term liquid investments totaling approximately $33,181,000 as of September 30, 2003. We also have stock purchase warrants outstanding at September 30, 2003, including our publicly traded Class B Warrants, to purchase approximately 2,213,000 shares of Common Stock. There can be no assurance that any of the warrants will be exercised prior to expiration; however, if all warrants that are currently outstanding as of November 11, 2003 are exercised, we would receive aggregate cash proceeds of approximately $8,841,000. We have received year-to-date proceeds of approximately $6,515,000 from the exercise of these warrants. On October 14, 2002, our Board of Directors extended the expiration date of our Class B Warrants from December 31, 2002 to December 31, 2003. Two Class B Warrants, together, entitle a holder, until December 31, 2003, to purchase one share of Common Stock at a price of $5.00 per share. There can be no assurance, however, that changes in our research and development plans, capital expenditures or other events affecting our net product sales or operating expenses will not result in the earlier depletion of our funds. We continue to explore alternative sources for financing our business activities. In appropriate situations, that will be strategically determined, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

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

         In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered individually for each separate unit of accounting. EITF Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption of EITF Issue No. 00-21 has not had, nor do we expect it to have, a material effect on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Foreign Currency. A substantial amount of our business is conducted in Europe and is therefore influenced to the extent to which there are fluctuations in the U.S. Dollar's value against other currencies, specifically the Euro. The exchange rate at September 30, 2003 and December 31, 2002 was .86 Euros and .95 Euros per U.S. Dollar, respectively. The weighted average exchange rate for the three months ended September 30, 2003 and 2002 was .89 Euros and 1.02 Euros per U.S. Dollar, respectively. The weighted average exchange rate for the nine months ended September 30, 2003 and 2002 was .90 Euros and 1.08 Euros per U.S. Dollar, respectively. The effect of foreign currency fluctuations on long lived assets for the nine months ended September 30, 2003 was an increase of $2,688,000 and the cumulative historical effect on equity was an increase of $2,272,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive income. Although exchange rates fluctuated significantly in recent years, we do not believe that the effect of foreign currency fluctuation is material to our results of operations as the expenses related to much of our foreign currency revenues are in the same currency as such revenues. However, the carrying value of assets and reported values can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, we do not plan to modify our business practices.

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

         Interest Rates. The weighted average interest rate on our short-term borrowings and current portion of long-term debt is 3.8% and the balance outstanding is $1,488,000 as of September 30, 2003. A portion of our long-term borrowings is non-interest bearing and the balance outstanding on these borrowings at September 30, 2003 is $418,000 including imputed interest (ranging from 4.8% to 6.0%) of $105,000. The weighted average interest rate on our long-term borrowings is 5.6%. The effect of an increase in interest rates of one percentage point (one hundred basis points) to 4.8% on short-term borrowings and to an average of 6.6% on long-term borrowings would have the effect of increasing interest expense by approximately $19,000 annually.

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

         As of September 30, 2003, Bentley carried out an evaluation, under the supervision and with the participation of Bentley's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bentley's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, Bentley's Chief Executive Officer and Chief Financial Officer concluded that Bentley's disclosure controls and procedures are effective in timely alerting them to material information relating to Bentley (including its consolidated subsidiaries) which is required to be included in its publicly filed reports or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Although Bentley's management continues to evaluate the internal control structure and strengthen the Company's control procedures, particularly in connection with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, there have been no significant changes in Bentley's internal controls, or in other factors which could significantly affect internal controls since that evaluation.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
-------------------------------------------------------------------------
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------

         The statements contained in this Quarterly Report on Form 10-Q, which are not historical facts contain forward looking information with respect to plans, projections or future performance of Bentley Pharmaceuticals, the occurrence of which involve certain risks and uncertainties that could cause our actual results to differ materially from those expected by Bentley, including but not limited to risks associated with identifying suitable drugs for combination with our drug delivery technologies, expanding generic and branded drug operations, changes in third-party reimbursement and government mandates which impact pharmaceutical pricing, development and commercialization of our products, relationships with our strategic partners, uncertainty of clinical trials results, regulatory approval process, product sales concentration, unpredictability of patent protection, technological changes, the effect of economic conditions, and other uncertainties detailed in Bentley's Annual Report on Form 10-K (SEC File No. 1-10581) for the year ended December 31, 2002.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  31.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

                  The Company furnished a Current Report on Form 8-K dated July 30, 2003, announcing earnings for the quarter and six months ended June 30, 2003 and attaching a press release related thereto.

          All other items required in Part II have been previously filed or are not applicable for the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BENTLEY PHARMACEUTICALS, INC.
                                    --------------------------------------------
                                    Registrant




November 14, 2003               By: /s/ James R. Murphy
                                    --------------------------------------------
                                    James R. Murphy
                                    Chairman, President and Chief Executive
                                    Officer
                                    (Principal Executive Officer)




November 14, 2003               By: /s/ Michael D. Price
                                    --------------------------------------------
                                    Michael D. Price
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Secretary (Principal Financial
                                    and Accounting Officer)