Form 10-K
period 2003-12-31
BENTLEY PHARMACEUTICALS INC
filed 2004-03-08
CIK 821616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2003

         OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--- EXCHANGE ACT OF 1934 for the transition period from ____________________ to ____________________


                         Commission File Number 1-10581

                          BENTLEY PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                               No. 59-1513162
(State or other jurisdiction of                            (I.R.S. employer No.
incorporation or organization)                             identification no.)

Bentley Park, 2 Holland Way, Exeter, NH                           03833
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (603) 658-6100

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes X        No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

      Title of Class          Aggregate Market Value  As of Close of Business on
Common Stock, $.02 par value       $210,950,604            June 30, 2003


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Title of Class           Shares Outstanding     As of Close of Business on
Common Stock, $.02 par value        20,598,875             March 2, 2004

                       DOCUMENTS INCORPORATED BY REFERENCE
  Proxy Statement for the 2004 Annual Meeting of Stockholders - Incorporated by
                   Reference into Part III of this Form 10-K

                                     Part I

Item 1.  Business
         --------

Overview

We are a specialty pharmaceutical company focused on:

         o research, development and licensing/commercialization of advanced drug delivery technologies and pharmaceutical products; and

         o development, licensing and sales of generic and branded pharmaceutical products and the manufacturing of pharmaceuticals for others.

         In our research and development activities, we have patents and other proprietary rights to technologies that facilitate the absorption of drugs. Our pharmaceutical product sales activities are based in Spain, where we have a significant commercial presence and we manufacture and market approximately 100 pharmaceutical products. These products represent various dosage strengths and product formulations of more than 30 chemical entities in four primary therapeutic areas: cardiovascular, gastrointestinal, neurological and infectious diseases. We also manufacture pharmaceuticals for other drug companies.

         We develop products which incorporate our drug delivery technologies and have licensed applications of our proprietary CPE-215(R) drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim(TM), the first product incorporating our drug delivery technology, in February 2003. Testim is a gel indicated for testosterone replacement therapy which restores serum testosterone levels in men and thereby improves symptoms of health problems associated with low testosterone levels (hypogonadism), including loss of muscle mass and a decrease in sexual desire, sexual motivation and frequency of spontaneous erections. We are in discussions with other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using our drug delivery technologies, including product candidates that deliver insulin to diabetic patients intranasally and treat nail fungus infections topically.

         Our generic and branded products are marketed to physicians, pharmacists and hospitals by our three separate sales and marketing organizations based in Spain: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. We continually add to our product portfolio in response to increasing market demand for generic and branded therapeutic agents and divest portfolio products that we consider to be redundant or that have become non-strategic. Although most of our sales of these products are currently in the Spanish market, we have recently focused on increasing our sales in other European countries and other geographic regions through strategic alliances with companies in these countries. We have a strategic alliance with Teva Pharmaceutical Industries Ltd. granting us the right to register and market in Spain more than 75 of Teva's pharmaceutical products through our sales force of approximately 151 full-time personnel located in major cities throughout Spain. In addition, our Spanish manufacturing facility produces pharmaceutical products which are marketed by pharmaceutical companies both in Spain and in other markets.

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

         The vast majority of the drugs currently on the market are taken orally or are administered by injection. Oral drug delivery methods, while simple to use, typically subject drugs to degradation in the stomach and during first-pass metabolism in the liver before reaching the bloodstream. In order to achieve efficacy, higher drug dosages are often used, with increased risks of side effects. The injection of pharmaceuticals, while avoiding first-pass metabolism in the liver, also has major limitations, including pain, which can lead to decreased patient acceptance and compliance with prescribed therapy. A decline in patient compliance can increase the risk of medical complications and lead to higher healthcare costs. Also, the costs of injectable drugs typically are higher as a result of the additional costs associated with medical personnel to administer the injections, the need to prepare the product under sterile conditions and the costs associated with the purchase and disposal of syringes.

         Pharmaceutical and biotechnology companies look to drug delivery enhancements as a way of gaining a competitive advantage. Alternative drug delivery technologies, which avoid first-pass metabolism and are less invasive, are often sought by pharmaceutical and biotechnology companies to extend the period of market exclusivity for a branded drug and thus postpone competition from generic equivalents. In order to maintain the competitiveness of their proprietary drug candidates, large pharmaceutical companies seek delivery enhancements that will increase safety and efficacy, reduce side effects and make administration more convenient. Further, drug delivery companies can apply their technologies to off-patent products to formulate their own proprietary products, which they often commercialize by seeking marketing collaborations with larger pharmaceutical companies that have greater capabilities and resources.

         Developing safer and more efficacious methods of delivering existing drugs generally is less risky than attempting to discover new drugs, because of lower development costs. On average, it takes 15 years for an experimental new drug to progress from the laboratory to commercialization in the U.S., with an average cost of approximately $500 million. Typically, only one in 5,000 compounds entering preclinical testing advances into human testing and only one in five compounds tested in humans is approved for commercialization. By contrast, drug delivery companies typically target drugs that already have been approved, have a track record of safety and efficacy and have established markets for which there is a proven medical need. Consequently, clinical trials related to drug delivery technologies applied to previously-approved pharmaceuticals need only show that the new technologies deliver the drug without harming the patient or changing the clinical attributes of the drug.

Pharmaceutical Industry in Europe and Spain

         The European Union, with an increasingly affluent population of approximately 375 million people, represents the second largest pharmaceutical market in the world with approximately $75 billion in pharmaceutical sales in 2000, according to IMS Health. With the addition of 10 new countries to the European Union in May 2004, the population will increase to more than 450 million people. Healthcare expenditures in Western Europe, as in the U.S., are growing at a rate faster than the overall economy and drug expenditures as a percentage of total gross domestic product are lower than in the U.S., according to IMS Health.

         Many European countries exercise strict controls over the prices of, and reimbursement for, pharmaceutical products. These countries often have national health insurance systems which includes reimbursement for prescription pharmaceuticals. The prices that these systems are willing to pay for products affects the profitability of the products. However, given the varying priorities and economies of each of the European countries, price consistency has not been achieved and both the prices set and reimbursement rates often vary dramatically from country to country.

         A basic tenet of the European Union has been encouraging the free movement of goods among all member states. Many European governments have policies in place which encourage sale of pharmaceutical products at the lowest price available. As a result, an active network of parallel importation has evolved in which products manufactured in one country flow into other European countries. This effectively favors manufacturers whose cost of goods are lower, enabling them to more effectively compete on the basis of price.

         With Spain's entry into the European Union in 1986, the Spanish pharmaceutical market has been evolving steadily into a market that is increasingly similar to those of other countries in Western Europe and the U.S. With a population of approximately 40 million, Spain was ranked in 2000 as the seventh largest pharmaceutical market in the world. Pharmaceutical sales in Spain reached approximately $8.8 billion in 2003, according to IMS Health, and have been growing at approximately 10% per year in the recent past.

         Over the last decade, there has been significant evolution of patent and similar protections of pharmaceutical products in Spain. Prior to 1992, manufacturing processes for active pharmaceutical ingredients could be patented in Spain, but active pharmaceutical ingredients could not be patented as products. Commencing in late 1992 active ingredients may be patented in Spain with protection running for 20 years from the date of application. This was followed by Spanish legislation in December 1996 that created a legal class of generic pharmaceuticals. In Spain, generic products are required to be therapeutically equivalent, have a similar composition to that of the original branded product and demonstrate their safety and efficacy. Safety and efficacy is presumed if the original reference product has been commercialized in Spain for 10 years. Generic products also must comply with product labeling requirements and be priced at a discount. Such discount is typically 30% of the original branded product price.

         Although comprising less than five percent of the Spanish pharmaceutical market (less than six percent of the units of pharmaceutical products sold in Spain), generic pharmaceuticals are expected to significantly increase their market penetration due to increases in drug usage driven by an aging population and opportunities to launch new generic products as patents expire for blockbuster drugs. Several initiatives are underway by the Spanish government, including education, financial incentives to prescribing physicians and public campaigns to stimulate the use of generic pharmaceuticals in response to the rise in healthcare costs. Due to the structure of the Spanish market for pharmaceutical products, producers generally target physicians and pharmacies to market their products, emphasizing a combination of quality and price.

         The market for generic pharmaceutical products in other European countries has attained greater penetration, with major markets such as the United Kingdom, Germany and France achieving generic penetrations of over 40%. Generic products have achieved a high proportion of the market in many of these countries due to government programs that encourage the prescription of generic pharmaceuticals. In some of these markets, competition has made price the single most significant factor in determining market share. This has favored producers of products that have cost structures that can support competitive pricing. In these markets, emphasis can be placed on selling to distributors at favorable prices rather than the more expensive marketing to physicians or consumers.

Our Strategy

Our objective is to be a leading specialty pharmaceutical company focused on:

         o advanced drug delivery and formulation technologies to improve the delivery of new and existing pharmaceuticals; and

         o development, licensing and sale of a broad range of generic and branded pharmaceutical products in Spain, other parts of Europe, and other international markets.

Our strategies to accomplish this objective include:

Focus on commercializing our CPE-215(R) permeation platform technology and developing proprietary products based on our other technologies

         We apply our drug delivery and oral drug formulation technologies to improve the performance of existing pharmaceutical products with respect to their method of delivery and effectiveness. We also may be able to reduce manufacturing costs for certain products as a result of our proprietary manufacturing processes, which result in improved purity, stability and production yields.

         Our CPE-215 technology enables the absorption of drugs across membranes of the skin, mouth, nose, vagina and eye. Our CPE-215 technology can be incorporated into a wide variety of pharmaceutical formats and products, including those formulated as creams, ointments, gels, solutions, lotions, sprays or patches. CPE-215 has a record of safety in humans as a food additive and fragrance and received its first approval by the U.S. Food and Drug Administration (FDA) in October 2002 as the delivery system in the Testim testosterone replacement gel. We believe that this past experience with CPE-215 may result in reduced preclinical development time relating to its use in new formulations of previously approved compounds. We market our CPE-215 technology to pharmaceutical and biotechnology companies whose products we believe would benefit from its permeation properties.

These benefits include:

         o improving efficacy as compared to oral administration, which subjects the drug to the effects of first-pass metabolism;

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

         In addition to marketing our CPE-215 technology to pharmaceutical companies for application with their branded or generic products, we selectively apply this technology to our own development of certain products. We target compounds with established market demand or that face limited market acceptance as a result of less efficient drug delivery methods. We are currently working on applications of the CPE-215 technology to the intranasal delivery of insulin to diabetic patients and the topical treatment of nail fungus infections.

         We have also developed and filed a patent for improved oral dosage forms of acetaminophen, and an improved method of manufacturing for drugs requiring protection from stomach acid, such omeprazole and lansoprazole. In the case of acetaminophen, we believe that we have developed dosages that result in:

         o increased solubility in water for administration to patients who have difficulty swallowing pills;

         o        faster relief of pain and inflammation; and

         o        better taste.

         With respect to omeprazole and lansoprazole, we believe that we have created improved manufacturing processes, requiring less time, that efficiently produces products with increased stability.

         Once we have brought our internally developed products to an advanced stage of development, we intend to develop collaborative relationships that leverage the clinical development and marketing and sales capabilities of our strategic partners. We believe that this will allow us to license our products on terms that are more favorable than those that would be possible earlier in the development cycle. In Spain we may market these new products directly through our existing sales force. We also seek to manufacture and supply our pharmaceutical partners with the products they have licensed from us.

Increase our product sales through targeted promotion and expansion of our product portfolio and increase international sales

         We plan to increase our generic and branded product sales by expanding the portfolio of products manufactured in Spain and by forming strategic alliances to increase our sales outside Spain. We are expanding our product portfolio through the acquisition or license of currently marketed and late stage pharmaceutical products. We directly promote and sell these products in Spain through our own sales force of approximately 151 full-time personnel located in major cities throughout Spain and outside Spain through the development of alliances with partners in other countries in Europe and elsewhere.

         We focus on obtaining the rights to pharmaceutical products that are less actively promoted by larger pharmaceutical companies or are in a late stage of development and have good potential for acceptance in our markets. We believe that we have expertise in assessing potential market opportunities related to particular pharmaceuticals and in negotiating and acquiring from pharmaceutical companies the rights to market pharmaceuticals in Spain and other countries. Products that already are selling in the U.S. or other major markets demonstrate commercial viability and typically encounter fewer barriers to regulatory approval for introduction into other countries. The acquisition and subsequent manufacture of these products will permit our Spanish operations to more fully utilize our existing manufacturing capacity and allow us to further leverage our sales force by providing them with more products to sell. We believe that we have developed particular expertise in marketing pharmaceutical products to physicians and pharmacies in Spain.

         In July 2000, we entered into a strategic alliance with Teva, a world leader in generic pharmaceutical products, pursuant to which we were granted a royalty-free non-exclusive license to register and sell generic and/or branded versions of more than 75 pharmaceutical products representing more than 25 different chemical entities. Under this license agreement, we will register these products with Spain's Ministry of Health and, upon approval, sell these products in Spain. We received marketing approval for certain of the Teva products in 2003 and intend to begin marketing these products in 2004.

         We are expanding the sales of products outside Spain by developing alliances with strategic partners in targeted markets that offer compatible regulatory approval regimes and attractive margins. Most of these alliances relate to specific products that our partners have expertise in marketing. We have already developed alliances in Portugal, the United Kingdom, Germany, France, Austria, the Netherlands, Morocco, Poland and Romania and are working on adding additional alliances for targeted products in these and other countries. In certain European countries which have a highly developed competitive market for generics that is mostly based on price, we intend to sell either directly or through our alliances to distributors. In countries which require a sales force to market to physicians or consumers, we intend to continue to concentrate our efforts through alliances with entities that have marketing forces already in place. We are also evaluating and making modifications to our manufacturing facility in Spain so that it will comply with U.S. regulatory requirements. These modifications should enable us to perform additional clinical studies under U.S. regulatory standards so that we may submit our products for marketing approval by the FDA.

Our Proprietary Drug Technologies

         We believe that there are numerous opportunities to enter into additional collaborations with pharmaceutical and biotechnology companies and expand our product lines using our proprietary drug technologies.

CPE-215 Permeation Technology

         Our permeation technology consists of a series of related chemical compounds that enable the absorption of a wide variety of products across various biological membranes. Our primary compound and the foundation for our drug delivery platform technology is CPE-215 (pentadecalactone). CPE-215, when combined with certain drugs, has been shown to significantly increase the amount and rate of absorption of those drugs through various biological membranes. By controlling the amount of CPE-215 that is combined with certain drugs, we have the ability to positively affect the quantity and rate at which the drug is absorbed through biological membranes. We believe that our CPE-215 technology is superior to certain other non-injection and non-oral drug delivery systems based on the following characteristics:

         o broad applicability - works with a wide range of pharmaceutical compounds, including water soluble and oil soluble and insoluble compounds as well as high and low molecular weight compounds, including peptides and proteins;

         o format independence - can be formulated into creams, ointments, gels, solutions, lotions and patches;

         o biological membrane independence - works across the biological membranes of the skin, mouth, nose, vagina and eye; and

         o well tolerated - approved by the FDA for long-term topical use in Testim.

         CPE-215 has a long history of safe use in humans as a food additive and fragrance and our preclinical testing to date on CPE-215 for drug delivery has further indicated its safety. In October 2002 it was approved as the delivery technology for Testim testosterone replacement gel. We believe that this past experience with CPE-215 may result in reduced preclinical development activities required for new product formulations of previously approved pharmaceutical compounds.

Solubility Enhancement Technology

         Our solubility enhancement technology involves chemical and manufacturing procedures that enhance solubility without changing the compound's therapeutic properties. Although this technology may be applied to other chemical entities, to date we have incorporated this technology only in acetaminophen compounds, which are known to have problems of insolubility and undesirable taste. Based upon clinical studies completed in Europe in 2001 and 2002, we believe that our technology enables us to develop and deliver dosages of acetaminophen that make it highly dispersible, rapidly soluble in water, better tasting and faster in reaching peak blood levels to deliver pain relief and reduce fever. We believe the use of our technology will increase solubility which will lessen undesirable side effects, such as flatulence in effervescent formulations and the bitter taste of pills, which commonly are associated with acetaminophen and many other oral medications. Patents have been filed on this technology, of which one has been granted in the United States and others are pending in Europe and elsewhere.

Improved Oral Formulation Technologies

         Our oral formulation technologies involve the application of a proprietary manufacturing process as well as specialized equipment, each of which plays a role in producing pharmaceutical products that are more stable and pure, while reducing manufacturing time and costs. We have developed this technology to create new methods for manufacturing products such as omeprazole, lansoprazole and other similar products that are stability sensitive to humidity and temperature. We have filed patents relating to these processes. The patents claim as innovative the manufacturing process that renders these products more stable, while protecting active substances from gastric degradation utilizing microgranulation and microencapsulation techniques. These patent pending technologies can contribute to our ability to compete against other companies whose manufacturing processes are more costly and time consuming.

Hydrogel Technology

         Our hydrogel technology involves a patented synthetic material, which produces a water soluble drug release system capable of being formulated for immediate onset or sustained release over a 24 hour period. We believe that the hydrogel technology is capable of adhering to the mucous membranes of the vagina for extended periods of time without typical discharge, which would improve the treatment of conditions such as yeast and fungal infections or conditions requiring moisturizers or antibiotics. We seek to license this technology to other pharmaceutical companies for co-development and marketing of potential applications of this technology.

Licensed Product

Topical Testosterone Gel

         In February 2003, our licensee, Auxilium Pharmaceuticals, Inc. launched Testim, a testosterone gel containing our CPE-215 drug delivery system, in the United States. Testim is marketed by Auxilium under a license of our drug delivery technology. Testim is a testosterone replacement therapy which restores serum testosterone levels in men and thereby improves symptoms of health problems associated with low testosterone levels, including loss of muscle mass and a decrease in sexual desire, sexual motivation and frequency of spontaneous erections.

         Testosterone replacement therapy is used to treat men whose bodies produce insufficient amounts of testosterone (hypogonadism), which can be a natural result of aging. Symptoms associated with low testosterone levels in men include depression, decreased libido, erectile dysfunction, muscular atrophy, loss of energy, mood alterations, increased body fat and reduced bone density. Currently marketed hormone replacement therapies involve delivery of hormones by injections, through transdermal patches and by gels. Injection therapy has limitations, including pain, which can lead to decreased patient acceptance and compliance with prescribed therapy. Although patches have been able to alleviate many of the gastrointestinal side effects associated with oral delivery of hormones, patches, even in their smallest form, are often conspicuous and typically result in skin irritation or inaccurate dosing should the patch fall off. The transdermal delivery of hormones through gels, creams and lotions provides commercially attractive and efficacious alternatives to other current methods of delivery. As more baby-boomers enter middle age and more attention is focused on male hormonal deficiencies, the worldwide testosterone replacement market has increased from $49 million in 1997 to over $200 million in 2002 according to IMS Health, and is expected to reach $400 million in 2004 and continue to grow at an annual rate of 40%.

         Testim resulted from a May 2000 research agreement with Auxilium, an emerging pharmaceutical company focused on urology and sexual health, pursuant to which Auxilium agreed to develop and test various pharmaceutical compositions of topical testosterone using our CPE-215 technology. We licensed to Auxilium exclusive worldwide rights to develop, market and sell Testim, which became effective in September 2000. After Auxilium conducted clinical trials, a New Drug Application (NDA) was approved by the FDA on October 31, 2002. Testim was launched in the United States by Auxilium in February 2003. In June 2003 Testim was approved in the United Kingdom and in January 2004 Auxilium entered into an agreement with Bayer Inc., a division of Bayer AG, to market Testim in Canada upon approval of Testim by the Canadian authorities. Auxilium is currently in discussions with a strategic partner to market the product in Europe and elsewhere.

         In accordance with the terms of the license agreement with Auxilium, we have received payments, based upon Auxilium's completion of certain milestones, in the aggregate of $550,000 since 2000. Terms of the license agreement also entitle us to royalties based on net sales of Testim. We recognized royalty income totaling $1,018,000 in the year ended December 31, 2003, and have deferred the recognition of royalty income totaling $634,000 as of December 31, 2003 subject to meeting all requirements of our revenue recognition policies.

Manufactured and Marketed Products

         In Spain, we manufacture approximately 100 pharmaceutical products, representing various dosage strengths and product formulations of more than 30 chemical entities. We market these products primarily in Spain and have developed alliances with other companies to market our products in other countries, including Portugal, the United Kingdom, Germany, France, Austria, the Netherlands, Morocco, Poland and Romania. In addition, we manufacture products that are marketed by other companies both in Spain and elsewhere. Our product lines consist of generic and branded products within four primary therapeutic areas: cardiovascular, gastrointestinal, infectious and neurological diseases. Our generic and branded products are marketed to physicians, pharmacists and hospitals by our three Spanish sales and marketing organizations, Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. We also market over-the-counter products through Laboratorios Rimafar. There are approximately 130,000 physicians and 20,000 pharmacies in Spain. Spanish sales from two product lines, whose active ingredients are omeprazole and simvastatin, accounted for approximately 31% and 10% of our total revenues in 2003, respectively.

         We continually review and modify our product portfolio. We add to our portfolio to respond to increasing market demand for generic and branded products in Spain and we divest from our portfolio products that we consider to be redundant or that have become non-strategic. We export a growing percentage of the pharmaceuticals manufactured by Laboratorios Belmac outside Spain through local distributors and brokers, particularly in Europe, Northern Africa, Central and South America.

Revenues

         Our revenues are generated through our five primary sales channels (branded, generic, contract manufacturing, sales outside of Spain and licensing and collaborations). See a summary of our revenues by sales channel and top-selling product lines below:

         For the year ended December 31, 2003 (in thousands):

                                        Sales Within Spain
                                 ---------------------------------
                                                          Contract
                                Branded       Generic       Manu-       Other                    % of Total
       Product Line             Products      Products    facturing    Revenues       Total       Revenues
       ------------             --------      --------    ---------    --------      -------      --------
Omeprazole                       $ 6,099      $13,863      $     -      $     -      $19,962           31%
Simvastatin                        2,176        4,412            -            -        6,588           10%
Enalapril                          2,610        1,878            -            -        4,488            7%
Codeisan                           2,713            -            -            -        2,713            4%
Pentoxifylline                         -        2,070            -            -        2,070            3%
All other products                 5,463        4,744            -            -       10,207           16%
Contract manufacturing                 -            -        9,536            -        9,536           15%
Sales outside of Spain                 -            -            -        7,391        7,391           11%
Licensing and collaborations           -            -            -        1,721        1,721            3%
                                 -------      -------      -------      -------      -------      --------
Total Revenues                   $19,061      $26,967      $ 9,536      $ 9,112      $64,676          100%
                                 =======      =======      =======      =======      =======      ========
% of 2003 Revenues                   29%          42%          15%          14%         100%


         For the year ended December 31, 2002 (in thousands):

                                        Sales Within Spain
                                 ---------------------------------
                                                          Contract
                                Branded       Generic       Manu-       Other                   % of Total
       Product Line             Products      Products    facturing    Revenues       Total       Revenues
       ------------             --------      --------    ---------    --------      -------      --------
Omeprazole                       $ 5,051      $ 9,813          $ -          $ -      $14,864           38%
Simvastatin                          322        1,261            -            -        1,583            4%
Enalapril                            955        1,515            -            -        2,470            6%
Codeisan                           1,944            -            -            -        1,944            5%
Pentoxifylline                         -        1,348            -            -        1,348            3%
All other products                 4,103        2,738            -            -        6,841           18%
Contract manufacturing                 -            -        7,406            -        7,406           19%
Sales outside of Spain                 -            -            -        2,262        2,262            6%
Licensing and collaborations           -            -            -          418          418            1%
                                 -------      -------      -------      -------      -------      --------
Total Revenues                   $12,375      $16,675      $ 7,406      $ 2,680      $39,136          100%
                                 =======      =======      =======      =======      =======      ========
% of 2002 Revenues                   32%          43%          19%           6%         100%

Branded Pharmaceutical Products

         Our branded pharmaceutical product line consists of 43 pharmaceutical products representing various product presentations, formulations and dosage strengths of 32 chemical entities, which are represented by 18 trademarked brand names. Sales of branded pharmaceuticals accounted for 29% of our revenues in 2003, compared to 32% in 2002 and 47% in 2001. We market our branded and, to a lesser extent, certain of our generic and over-the-counter products through our Laboratorios Belmac subsidiary, which has approximately 73 full-time sales personnel located in major cities throughout Spain. A few branded products are also marketed by the sales forces of Laboratorios Davur and Laboratorios Rimafar. We supplement our sales and marketing efforts for branded products through advertising in trade publications. Most of our branded products are known in the industry as "branded generics" as they are being marketed by us even though we are not the innovator of the product.

         The following are descriptions of the branded products that contribute significantly to our sales and gross profits:

Our Branded
Product Name                    Active Ingredient               Sold by Others as              Used to Treat
------------                    -----------------               -----------------              -------------
Belmalip(R)                     simvastatin                     Zocor(R)(Merck)                 high cholesterol

Belmazol(R)                     omeprazole                      Prilosec(R)(AstraZeneca)        gastroesophageal reflux
                                                                                                disease

Cimascal D Forte(R)             calcium carbonate and           Calcite-D(R)(Riva)              osteoporosis
                                vitamin D3

Codeisan(R)                     codeine                         Tricodein(R)(Solco)             cough and bronchitis

Enalapril Belmac(R)             enalapril maleate               Vasotec(R)(Merck)               cardiovascular disease
                                                                                                and hypertension

Ibumac(R)                       ibuprofen                       Motrin(R)(McNeil)               rheumatoid arthritis

Mio Relax(R)                    carisoprodol                    Soma(R)(MedPointe)              muscle spasms

Pentoxifilina Belmac(R)         pentoxifylline                  Trental(R)(Aventis)             peripheral arterial disease

Senioral(R)                     oxymetazoline and               Denoral(R)(Aventis)             cold and sinus congestion
                                chlorpheniramine

Xetin(R)                        paroxetine                      Paxil(R)(GlaxoSmithKline)       depression


Generic Pharmaceutical Products

         Our generic pharmaceutical product line consists of 50 pharmaceutical products representing various product presentations, formulations and dosage strengths of 12 chemical entities. We entered the generic pharmaceutical market in Spain in September 2000. Laboratorios Davur, our sales and marketing organization devoted primarily to generic products, markets generic pharmaceutical products to physicians and pharmacists through a sales force of approximately 61 full-time sales personnel located in major cities throughout Spain. Laboratorios Rimafar, our sales and marketing organization devoted primarily to generics and over-the-counter products, all of which are generic, markets to pharmacists through a sales force of approximately 17 full-time sales personnel throughout Spain. Laboratorios Belmac also sells certain generic products. In 2003, generic pharmaceuticals accounted for approximately 42% of our total revenues. We also supplement our sales and marketing efforts for generic products through advertising in trade publications.

         We believe we can grow by providing to our generic products sales force a more extensive line of products to market to physician and pharmacy clients. To strengthen our entry into the generic market, in July 2000, we entered into a strategic alliance with Teva, one of the world's leaders in generic pharmaceuticals. Under this alliance, we have licensed from Teva the right to register and market in Spain generic and/or branded versions of more than 75 of Teva's pharmaceutical products, representing more than 25 different chemical entities. Pursuant to the arrangement, Teva will supply the pharmaceutical products to us and we will register and, upon regulatory approval, market the products in Spain. We received marketing approval for certain of the Teva products in 2003 and intend to begin marketing these products in 2004.

         The following are descriptions of our generic products that contribute significantly to our sales and gross profits:

Our Generic
Product Name                    Active Ingredient             Sold by Others as                Used to Treat
------------                    -----------------             -----------------                -------------
Amoxicilina Davur(R)            amoxicillin trihydrate        Amoxil(R)(GlaxoSmithKline)        infections

Ciprofloxacino Davur(R)         ciprofloxacin hydrochloride   Cipro(R)(Bayer)                   microbial infections,
                                                                                                including anthrax

Enalapril Davur(R)              enalapril maleate             Vasotec(R)(Merck)                 cardiovascular disease
                                                                                                and hypertension

Fluoxetina Davur(R)             fluoxetine hydrochloride      Prozac(R)(Eli Lilly)              depression

Omeprazol Davur(R)              omeprazole                    Prilosec(R)(AstraZeneca)          gastroesophageal reflux
Omeprazol Rimafar(R)                                                                            disease

Paroxetene Davur(R)             paroxetine                    Paxil(R)(GlaxoSmithKline)         depression

Pentoxifilina Davur(R)          pentoxifylline                Trental(R)(Aventis)               peripheral arterial disease

Simvastatina Davur(R)           simvastatin                   Zocor(R)(Merck)                   high cholesterol
Simvastatina Rimafar(R)

Trimetazedine Davur(R)          trimetazedine                 Idaptan(R)(Servier)               coronary therapy


Strategic Alliance with Teva

         In July 2000, we entered into a strategic alliance with Teva, a world leader in generic pharmaceutical products, in which we were granted a royalty-free non-exclusive license to register and sell in Spain generic and/or branded versions of more than 75 pharmaceutical products representing more than 25 different chemical entities. We are obligated under this license agreement to submit a registration file for each product to the regulatory authorities in Spain in order to receive marketing authorizations in our name for that product. The marketing authorizations provide us with the requisite approvals, licenses and permits from the regulatory authorities to import, distribute, market and sell the products in Spain. We received marketing approval for certain of the Teva products in 2003 and intend to begin marketing these products in 2004.

         In connection with this strategic alliance, Teva also entered into a supply agreement with us pursuant to which it would manufacture the products and supply them to us for marketing and sale in Spain. Our obligation to purchase the products from Teva is non-exclusive, allowing us to purchase any of the products from sources other than Teva if we can demonstrate that Teva's price for a product exceeds the current price from another qualified source and if Teva has not exercised its right to match the lower price. The license agreement and the supply agreement have five year terms and both are renewed automatically for one-year terms for each product.

         Under a rights agreement entered into with Teva in July 2000, we granted Teva a right of first refusal to purchase Laboratorios Davur in the event that we decide to sell Laboratorios Davur or Laboratorios Belmac. We also granted Teva the right to bid for Laboratorios Belmac in the event we intend to sell Laboratorios Belmac.

Contract Manufacturing and Sales Outside of Spain

         In addition to manufacturing our own products, our Spanish manufacturing facility supplies branded and generic products to 14 entities in Spain and more than 15 entities in other European countries which market these products under their own name and with their own labeling. Typically we enter into a supply agreement with these entities for one or more products and license to the entity the registration dossiers we have prepared in order to assist them in obtaining regulatory approval of our product in the country of sale. All of the products we manufacture for others use the same active ingredients that are used in our own marketed products.

         We believe contract manufacturing provides a stable, recurring source of cash flow, a means of absorbing overhead costs, and experience in manufacturing a broad line of formulations that is advantageous to us in pursuing and integrating acquired products. Although the volume of our contract manufacturing continues to increase, contract manufacturing as a percentage of consolidated revenues decreased from approximately 50% in 1994 to approximately 15% in 2003. We attribute this change in product mix to the growth in sales of our own branded and generic pharmaceutical products over this period. We expect that contract manufacturing activities as a percentage of our overall revenues will continue to decrease in the future.

         We market our contract manufacturing services through contacts made by members of our senior management staff in Spain. Our contract manufacturing customers include entities such as Antibioticos Farma S.A., Laboratorios Edigen S.A. and Shire Iberica S.A. We compete for these sales on the basis of the price we can offer for our high quality products as a result of the efficiencies of our manufacturing facility.

Manufacturing Facility

         Our 80,000 square-foot manufacturing facility is located in Zaragoza, Spain. Our manufacturing facility complies with European Good Manufacturing Practices (GMP) and is capable of producing tablets, capsules, ointments, lotions, liquids and sachets, as well as microgranulated products. The facility also includes analytical chemistry, quality control, quality assurance and formulation research laboratories. We are also evaluating and making modifications to our manufacturing facility in Spain so that it will comply with U.S. regulatory requirements. These modifications should enable us to perform additional clinical studies under U.S. regulatory standards so that we may submit our products for marketing approval by the FDA.

         We have fully integrated manufacturing support systems including quality assurance, quality control, regulatory compliance and inventory control. These support systems enable us to maintain high standards of quality for our products and deliver reliable products and services to our customers on a timely basis. We require a supply of quality raw materials and packaging materials to manufacture and package drug products. Historically we have not had difficulty obtaining raw materials and packaging materials from suppliers. Currently, we rely on approximately 43 suppliers to deliver our required raw materials and packaging materials, most of which is supplied by 20 of these entities. We have no reason to believe that we will be unable to procure adequate supplies of raw materials and packaging materials on a timely basis. Union Quimico Farmaceutica, S.A. is our sole supplier of omeprazole and Indukern, S.A. is our sole supplier of simvastatin. Spanish sales from two product lines, whose active ingredients are omeprazole and simvastatin, accounted for approximately 31% and 10% of our revenues in 2003, respectively. We believe that alternative sources of omeprazole and simvastatin are available and we will obtain required governmental approval to source from them, if necessary.

Products in Development

         The following are products that we are currently developing in the order of our current priorities. Before they are commercialized, they must be approved by regulatory authorities, such as the FDA or the Spanish Ministry of Health, in each jurisdiction where they will be marketed or sold. See "Regulation" section of Item 1 for a discussion of the regulatory approval process.

Product Candidate                  Technology                       Used to Treat                        Status
-----------------                  ----------                       -------------                        ------
Generic products                   Various                          Various                              Bioequivalence
                                                                                                         and/or submitted for
                                                                                                         approval in Spain

Intranasal insulin                 CPE-215                          Diabetes                             Phase I

Antifungal nail lacquer            CPE-215                          Onychomycosis                        Phase I/II completed

Improved acetaminophen             Solubility enhancement           Pain; fever                          Submitted for
                                                                                                         approval in Spain

Topical hormonal therapy           CPE-215                          Osteoporosis;                        Preclinical
                                                                    Erectile dysfunction

Intranasal pain management         CPE-215                          Pain                                 Preclinical

Generic Products


         We are continually evaluating which pharmaceutical products are good candidates for us to develop, test and market in Spain and elsewhere. We select products based on factors including the timing of expiration of the patent on the innovator's product, the ability of our manufacturing facility to efficiently produce the product, the availability and cost of the raw materials to produce the product as well as the potential market size and pricing that can be obtained for the product. Once we select a product, our scientists develop a generic formulation of the product which then must be tested to determine if it is bio-equivalent to the innovator's product. Products are then submitted for marketing approval by the relevant regulatory authorities, generally starting with Spain's Ministry of Health.

         We typically have several products in each stage of development so that we can have a steady pipeline of product introductions. For competitive reasons, we generally do not disclose which generic products we are developing.

Intranasal Insulin

         We are developing intranasal formulations of insulin to treat patients suffering from Type I and Type II diabetes. Based on preclinical studies at various universities and the results of a recently-completed Phase I study, we believe our intranasal insulin formulation can achieve higher levels of bioavailability compared to other drug delivery systems currently being developed. Our product is designed to deliver insulin through a small, discreet metered nasal spray that can be carried in a patient's pocket. Our formulation is designed to blunt the increase in glucose following meals which may greatly reduce the number of insulin injections required to be taken by Type I diabetics (those requiring insulin); and it may reduce the number of medications currently required to be taken by Type II diabetics (those not requiring insulin).

         In January 2004, we completed a Phase I clinical trial of an intranasal insulin product formulation in human volunteers. The study was conducted by a clinical research organization in a hospital setting in Ireland in compliance with U.S. and European clinical standards, and provided encouraging results. The clinical study consisted of 8 healthy (non-diabetic) human volunteers who, over several weeks, each received up to four intranasal sprays of insulin utilizing our proprietary drug delivery technology. The study demonstrated a consistent response in the group. Elevated blood insulin levels were detected within 10 minutes of nasal administration, a peak increase at about 20 minutes and return to pre-dose levels by 60-90 minutes. Baseline blood glucose levels were quickly depressed in a dose-related manner, with a peak decrease at about 40 minutes after nasal insulin administration. These results were also consistent with a decrease in the normal volunteer's baseline blood insulin levels, as measured by plasma C-peptide, which occurred at about 60 minutes after nasal insulin dosing.

         Based on the results of this Phase I study, we are proceeding with the design of a Phase II protocol for evaluation in diabetic patients. Work will continue on formulation development and to select an appropriate administration device for variable dosing.

         Diabetes is a metabolic disorder affecting approximately 100 million people worldwide that is projected to affect more than 300 million people worldwide in the next 25 years. The market for insulin treatment of diabetes in the United States is estimated at $1.25 billion annually, and Frost & Sullivan estimates that the worldwide market is approximately $3 billion. Diabetic patients who must endure frequent injections prefer less invasive methods of administering their medications. Alternative and more desirable methods of delivery would not only improve quality of life but also would contribute to patient compliance with prescribed therapy.

Antifungal Nail Lacquer

         We are developing a topical nail lacquer for treating fingernail and toenail fungal infections (onychomycosis). We completed Phase I/II clinical trials for the treatment of nail fungal infections at the University of Alabama at Birmingham in 2002 and 2003 utilizing a clotrimazole lacquer formulation containing CPE-215. In late February 2004, our leading candidate to license its topical Antifungal Nail Lacquer product line decided not to move forward with a collaboration following a change in their senior management. We have opened discussions with other potential licensees and continues to be encouraged with the level of commercial interest in this product line.

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

Improved Acetaminophen

         We have developed and patented improved oral formulations of acetaminophen, the active ingredient in such products as McNeil Consumer Healthcare's Tylenol(R) line of products commonly used for controlling pain, fever and inflammation. Our improved oral formulations of acetaminophen make it highly dispersible, rapidly soluble in water, better tasting and faster in reaching peak blood levels. These characteristics give our oral formulations superior properties over most currently marketed products, which do not dissolve easily in water and may cause bitter taste and flatulence. These improvements are particularly useful for treating children, the elderly and those who have difficulty swallowing pills. Clinical studies in Europe documenting the product's improved dissolution and absorption were conducted in 2001 and 2002. We have also completed bioequivalency studies, which compare the rate and extent of absorption and levels of concentration of our improved oral formulations needed to produce a therapeutic effect, with other formulations of acetaminophen that previously have been approved by the FDA. We have submitted this product for approval in Spain and are in preliminary discussions with potential collaborators to license and market this product outside of Spain.

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

         Our topical hormonal therapy incorporates the use of metabolic steroids that regulate most of the hormonal action in adult males. Hormone replacement therapies using these metabolic steroids, such as testosterone and dihydrotestosterone, may have significant benefits in treating a number of medical afflictions in men, including osteoporosis and sexual dysfunction. We have granted to Auxilium a worldwide license to develop, market and sell a topical hormonal therapy containing our CPE-215 technology. Auxilium is evaluating the formulations of this product.

Intranasal Pain Management

         Many people suffer from chronic moderate-to-severe pain that is related to cancer, back problems and orthopedic injury. These people also may experience intermittent flares of pain that can occur even though they are taking analgesic medications on a fixed schedule for pain control. A severe flare of pain is called breakthrough pain because the pain breaks through the regular pain medication. About one-half to two-thirds of patients with chronic cancer-related pain also experience episodes of breakthrough cancer pain. Generally, breakthrough pain occurs without prior onset symptoms and may last anywhere from seconds to minutes or hours. The U.S. prescription market for the treatment of moderate to severe pain, including breakthrough pain, is approximately $2 billion annually.

         We are developing an intranasal pain product using our CPE-215 technology with a chemical agent that is widely used for the relief of acute and chronic moderate-to-severe pain and that commonly is prescribed for pain associated with cancer. Orally delivered pain products may not provide rapid relief and typically demonstrate considerable patient-to-patient variability in absorption. Injectable formulations of pain products provide rapid and effective pain relief, but administration often requires professional assistance or hospitalization. Our intranasal pain product is in preclinical development for the treatment of chronic pain and acute episodes of chronic pain. We believe our intranasal pain product would provide significant medical benefits over oral and injectable formulations as it combines patient convenience and ease of use with the rapid onset of pain relief and the same potency as injectable delivery routes.

         Under a research agreement with Auxilium we formulated the intranasal delivery of a pain management chemical agent using our CPE-215 technology. Auxilium is evaluating these formulations.

Research Agreement with Pfizer

         In October 2001, we entered into a research collaboration with Pfizer in which we were granted a non-exclusive worldwide royalty-free license to use Pfizer's compounds and technology to assess the performance of our CPE-215 technology with Pfizer's compounds. As part of the agreement, we granted to Pfizer the non-exclusive right to test the ability of our CPE-215 technology to enable delivery of certain compounds proprietary to Pfizer. Pfizer provided the funding necessary to conduct these studies using our CPE-215 technology and agreed to provide additional funding for costs of further studies that are approved by a joint working committee consisting of designees of Pfizer and Bentley. Pfizer has agreed to inform us if, following completion of the research, it is interested in further development of the formulations. However, progress on this collaboration has been slow following Pfizer's merger with Pharmacia and the current agreement expires in April 2004. Pfizer would have to enter into a separate license agreement with us with respect to the manufacture, use, sale, offer for sale and import of the products using our CPE-215 technology before it could begin to distribute, market and sell these products.

Research and Development Resources and Expenditures

         Our research and product development efforts take place in the United States and in Spain and are focused on developing new product applications of our drug delivery and drug formulation technologies. We currently have 16 scientists and technicians working on research and product development. For the years ended December 31, 2003, 2002 and 2001, our research and product development expenditures were $4,295,000, $2,960,000 and $2,084,000, respectively.

Intellectual Property

         We actively seek to protect our products and proprietary information by means of U.S. and foreign patents, trademarks and contractual arrangements. Our success will depend in part on our ability to obtain and enforce patents on our products, processes and technologies to preserve our trade secrets and other proprietary information and to avoid infringing on the patents or proprietary rights of others. Our CPE-215 technology is covered by our U.S. patent and 11 foreign patents, including those in Japan, Korea and most major European countries. These patents for our CPE-215 technology expire in the U.S. in 2008 and in foreign countries between 2006 and 2014. In 2003, we acquired a U.S. patent regarding our antifungal nail lacquer product which is pending in Europe and other foreign countries. This U.S. patent expires in 2020. We also have four international patents pending covering various applications of our CPE-215 technology, including testosterone and insulin compositions. We also have two issued U.S. patents relating to our hydrogel technology that expire in 2005 and 2007.

         We were granted a patent in the United States for our improved oral formulation of acetaminophen, which continues to be pending in Europe and elsewhere. In 2003, we re-filed an international patent for improved oral formulations of omeprazole and lansoprazole, updating the initial applications which were filed in 2000 and 2001. This patent is also pending.

         At the end of 2003 we terminated our license from Dartmouth College of the exclusive rights to a patent covering the novel use of androgen therapy for treating fibromyalgia and chronic fatigue syndrome due to the cost of future clinical trials for these indications and a re-evaluation of our clinical priorities.

         We own approximately 108 trademarks for pharmaceutical products in Spain. In addition, we also rely on unpatented proprietary technologies in the development and commercialization of our products. We also depend upon the unpatentable skills, knowledge and experience of our scientific and technical personnel, as well as those of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require employees, consultants and advisors to enter into agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions that arise from their activities for us. Additionally, these confidentiality agreements require that our employees, consultants and advisors do not bring to us, or use without proper authorization, any third party's proprietary technology.

Competition

         All of our current and future products face strong competition both from new and existing drugs and drug delivery technologies. This competition potentially includes national and multi-national pharmaceutical and healthcare companies of all sizes. Many of these other pharmaceutical and healthcare companies have far greater financial resources, technical staffs, research and development, and manufacturing and marketing capabilities. We believe that owning our own development, manufacturing and marketing facilities in Spain allows us to effectively compete with other pharmaceutical companies in many markets. Our access to these resources enables us to reduce costs otherwise associated with contracting for the development, manufacture or marketing of our products by other companies. These reduced costs allow us to sell our products at competitive prices while maintaining profitable margins.

         We compete with both large multinational companies and national Spanish companies, which produce most of the same products that we market and manufacture. In Spain, our principal competitors include companies such as Ratiopharm International GmbH, Merck Sharp & Dohme de Espana, S.A., Laboratorios Bayvit S.A. and Almirall Prodes Farma.

Customers

         In Spain, our sales representatives from Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar actively promote our products to physicians and retail pharmacists. We sell our products directly to pharmaceutical distributors and indirectly to customers who purchase our products from distributors. Outside Spain, we currently sell our products to our strategic partners who then distribute our products directly or through distributors in their respective territories. We expect to begin to market certain products directly to distributors in selected markets. Our contract manufacturing customers are regional and multinational pharmaceutical companies. The wholesale distributor network for pharmaceutical products in Europe and more specifically in Spain in recent years has been subject to increasing consolidation, which has increased and we expect will continue to increase our, and other industry participants', customer concentration.

         In 2003, 2002 and 2001, only one of our customers, Cofares, accounted for more than ten percent of our consolidated total revenues. Sales to this customer in each of the three years ended December 31, 2003, 2002 and 2001 accounted for approximately 14%, 14% and 15%, respectively, of our total revenues.

         In the United States, we have entered into research and license agreements with pharmaceutical companies, whereby we perform research activities and license product candidates in exchange for milestone payments and royalties from product sales.

Employees

         We employ approximately 309 people, 18 of whom are employed in the U.S. and 291 of whom are employed in Spain, as of March 1, 2003. Approximately 93 of these employees principally are engaged in manufacturing activities, 151 in sales and marketing, 16 in product development and 49 in management and administration. In general, we consider our relations with our employees to be good.

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

         o Phase I - involves the initial introduction of the pharmaceutical into healthy human volunteers; the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, excretion and clinical pharmacology.

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

         FDA approval is required for the marketing of generic equivalents or new dosage forms of an existing drug. An Abbreviated New Drug Application is required to be submitted to the FDA for approval. When processing an ANDA, the FDA waives the requirement of conducting complete clinical studies, although it normally requires bioavailability and/or bioequivalence studies. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product. Bioequivalence compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of a generic drug in the body closely approximate those of the previously approved drug. An ANDA may be submitted for a drug on the basis that it is the equivalent to a previously approved drug.

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

         Pharmaceutical manufacturers in Europe must obtain marketing approval from the regulatory authority in each country it intends to market a product. In Spain, that authority is the Spanish Ministry of Health. The development process in Europe is similar to that in the United States described above, with the same three clinical phases for branded drugs and bioequivalent studies for generic drugs to assure their safety and efficacy. A dossier must be prepared for each pharmaceutical product and, upon approval of the product, it may be marketed in that country. In Spain, generic products are generally approved approximately one year after submission, while branded products take considerably longer. Spain and certain other European countries also regulate the price that can be charged to the patient for each product as well as set the amount that the public insurance programs will reimburse for each product, directly affecting a product's profitability. In late October 2003, the Spanish government enacted a regulation that reduced the prices that the government reimburses for certain prescription pharmaceutical products. These new prices became effective on December 26, 2003, but were voluntarily implemented by some companies, including our Spanish subsidiaries, on December 1, 2003. (See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         In order to speed approvals within European Union countries, a mutual recognition procedure has been established. When a manufacturer submits a pharmaceutical product for marketing approval, it must designate whether the filing will serve as a reference authorization for other European Union countries and, if so, which specific European countries. If the filing is not designated as a mutual recognition reference filing, then other applications must be made individually to other countries for approval to be granted. If it does serve as a reference filing, then the authority in the initial country is required to evaluate the submission on the basis of its own domestic standards as well as the standards of each of the countries listed by the manufacturer. As the standards for pharmaceutical approvals have not been harmonized among the various European Union members, various aspects of the filing must comply with standards that vary by country. In addition, the process for initial evaluation of mutual recognition filings generally is significantly longer than for national filings and, as a result, companies often choose not to use this process for their first approval. Moreover, if the filing is rejected based on the standards of any of the countries selected, then the application will be rejected as a whole. However, if the filing is approved for the reference and the mutual recognition countries, the manufacturer would be permitted to market the product in all of the jurisdictions selected.

         A manufacturing facility is required to obtain a general permit to operate a pharmaceutical business certifying that its facilities comply with European GMPs. These permits are granted by the national authorities in the country of manufacture and other European countries rely on regulation by the home authority.

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

         Many countries, directly or indirectly through reimbursement limitations, control the selling prices and reimbursement prices of certain healthcare products. In addition, prices for prescription pharmaceutical products in Spain must be approved by Spain's Ministry of Health. In order to help control rising healthcare costs, the Ministry of Health, in recent years, has encouraged the substitution of generic-equivalent products. In further efforts to reduce healthcare costs, the Ministry of Health had been contemplating new laws and regulations that would significantly reduce the market prices of certain pharmaceutical products, including generic-equivalent drugs. In late October 2003, the Spanish government enacted a regulation that reduced the prices that the government reimburses for certain prescription pharmaceutical products. These new prices became effective on December 26, 2003, but were voluntarily implemented by some companies, including our Spanish subsidiaries, on December 1, 2003. As a result, certain of our selling prices for these products have been reduced. (See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.) The regulation affected six of our chemical entities sold in Spain which currently account for approximately 65% to 70% of our revenues, including the chemical entities omeprazole, simvastatin and enalapril. However, we had been anticipating potential government regulations that could lead to lower selling prices and have developed, and continue to implement, a broad-based growth strategy that should mitigate the impact of the new prices. We cannot assure you that the government in Spain or in other countries will not implement additional price reductions in the future.

         In Spain and in certain other European countries, there are regulations which prohibit a pharmacy from substituting another product if a doctor's prescription has specified a specific product for that patient. Recently, there has been intense scrutiny of pharmacists to assure that they are complying with this regulation. Other European countries permit the pharmacist to substitute products more freely than in Spain. Any change in this regulation may negatively affect our sales in Spain, as our products are often prescribed by name by doctors.

Other Regulations

         We believe that we comply with environmental laws that apply to us and we do not anticipate that continuing compliance will have a material effect on our financial condition or results of operations.

Internet Information and SEC Documents

         Our internet site is located at www.bentleypharm.com. Copies of our reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K may be accessed from our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission. Alternatively, these reports can be accessed through a query at the website of the Securities and Exchange Commission at www.sec.gov.

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

         Bentley's growth depends on the identification of pharmaceutical products that are suitable for delivery using our technologies. Our principal drug delivery technology is our CPE-215 platform technology. This technology, like other drug delivery technologies, operates to increase the amount and rate of absorption of certain drugs across biological membranes. This technology does not operate independently and must be coupled with suitable pharmaceutical products in order to provide value. Consequently, our growth will depend to a great extent on identifying and commercializing these suitable drugs with respect to which we intend to expend significant resources and efforts. Identifying suitable products is a lengthy and complex process that may not succeed. Even if identified, products may not be available to us or we may otherwise be unable to enter into licenses or other agreements for their use. In our efforts to identify suitable products, we compete with other pharmaceutical delivery companies with greater research and development, financial, marketing and sales resources. If we do not effectively identify drugs to be used with our technologies, improve the delivery of drugs with our technologies and bring the improved drugs to commercial success, then we may not be able to continue our growth and we will be adversely affected.

         We intend to expend significant resources and efforts toward identifying and commercializing products and technologies to expand our generic and branded drug operations in Spain and to expand sales of these products outside Spain. Although we already manufacture and market generic and branded drugs in Spain, the growth of these operations in particular and Bentley in general will depend to a great extent on identifying and commercializing additional such drugs for which we have existing capacity and infrastructure and, to a lesser extent, on increasing sales of existing products. Identifying and pursuing these new opportunities involves significant time and expense and we may not succeed. Even if identified, these products and technologies may not be commercially successful. Once identified, products to be manufactured and/or marketed by us under generic or branded names are subject to successful negotiation of acceptable economic and legal terms, and successful progress of the product through commercialization, as to which we cannot assure you. When expanding outside Spain, we expect to compete in new geographic areas which are governed by regulatory regimes that we have not operated under before. In these efforts, we compete with other pharmaceutical companies having generic and branded drug operations with greater financial, marketing and sales resources and experience in the geographic areas in which they operate. If we do not effectively identify generic and branded drug products and technologies and bring them to commercial success, then we will not be able to continue our growth and we will be adversely affected.

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

A significant portion of our revenues are generated by the sale of products that are formulated from two active ingredients.

         Spanish sales from two product lines whose active ingredients are omeprazole and simvastatin accounted for approximately 31% and 10% of our total revenues in 2003, respectively. The active pharmaceutical ingredient for our omeprazole products are currently purchased from one supplier. In addition, we only have one supplier for the active pharmaceutical ingredient for our simvastatin products. If we lose and cannot effectively replace either of these suppliers or are otherwise unable to continue the sales of products that contain these active ingredients, our revenues would decline significantly.

Pharmaceutical pricing, changes in third-party reimbursement and governmental mandates are uncertain and may adversely affect us.

         Our revenues and profitability may be adversely affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of healthcare. A substantial portion of our operations consists of marketing and manufacturing, primarily in Spain, generic and branded pharmaceutical products. The use of generic drugs is regulated in Spain, the U.S. and many other countries, subject to many changing and competing public policy considerations. In addition, in certain markets, such as Spain, pricing or profitability of prescription pharmaceuticals is subject to government control through reimbursement limitations. In addition, prices for prescription pharmaceutical products in Spain must be approved by Spain's Ministry of Health. In order to help control rising healthcare costs, the Ministry of Health, in recent years, has encouraged the substitution of generic-equivalent products. In further efforts to reduce healthcare costs, the Ministry of Health had been contemplating new laws and regulations that would significantly reduce the market prices of certain pharmaceutical products, including generic-equivalent drugs. In late October 2003, the Spanish government enacted a regulation that reduced the prices that the government reimburses for certain prescription pharmaceutical products. These new prices became effective on December 26, 2003; however, we voluntarily implemented the lower prices beginning December 1, 2003. (See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.) The regulation affected six of our chemical entities sold in Spain, which currently account for approximately 65% to 70% of our revenues, including the chemical entities omeprazole, simvastatin and enalapril.

         Successful commercialization of many of our products, including those using our permeation technologies as well as our generic and branded products, may depend on the availability of reimbursement for the cost of such products and related treatment from third-party healthcare payors, such as the government, private insurance plans and managed care organizations. Third-party payors are increasingly challenging the price of medical products and services. Such reimbursement may not be available for any of our products at all or for the duration of the recommended treatment with a drug, which could materially adversely affect our ability to commercialize that drug. The increasing emphasis on managed care in the U.S. continues to increase the pressure on pharmaceutical pricing. Some governmental agencies, including those in Spain, can, due to insufficient supply, compel companies to continue to produce products that are not profitable for the company. In the U.S., there have been a number of federal and state proposals to implement similar government controls. We anticipate that there will continue to be a number of proposals in the U.S., as has been the case in many foreign markets. The announcement or adoption of such proposals could adversely affect us. Further, our ability to commercialize our products may be adversely affected to the extent that such proposals materially adversely affect the business, financial condition and profitability of companies that are prospective strategic partners.

         The cost of healthcare in Spain, the U.S. and elsewhere continues to be a subject of investigation and action by various governmental agencies. Certain resulting legislative proposals may adversely affect us. For example, governmental actions to further reduce or eliminate reimbursement for drugs may directly diminish our markets. In addition, legislative safety and efficacy measures may be invoked that lengthen and increase the costs of drug approval processes. Further, social, economic and other broad policy legislation may induce unpredictable changes in the healthcare environment. We cannot assure you whether any of these measures may be enacted in some form, if at all, or the impact they may have if enacted.

If our clinical trials fail, we will be unable to market products.

         Any human pharmaceutical product developed by us would require clearance by the FDA for sales in the United States, by Spain's Ministry of Health for sales in Spain and by comparable regulatory agencies for sales in other countries. The process of conducting clinical trials and obtaining FDA and other regulatory approvals is lengthy and expensive and we cannot assure you of success. In order to obtain FDA approval of any product candidates using our technologies, an NDA must be submitted to the FDA demonstrating that the product candidate, based on preclinical research, animal studies and human clinical trials, is safe for humans and effective for its intended use. Positive results from preclinical studies and early clinical trials do not ensure positive results in more advanced clinical trials designed to permit application for regulatory approval. We may suffer significant setbacks in clinical trials, even in cases where earlier clinical trials show promising results. Any of our product candidates may produce undesirable side effects in humans that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. We, the FDA or other regulatory authorities, may suspend our clinical trials at any time if we or they believe the trial participants face unacceptable health risks or if they find deficiencies in any of our regulatory submissions. Other factors that can cause delay or terminate our clinical trials include:

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

         We have filed numerous patent applications and have been granted licenses to, or have acquired, a number of patents. We cannot assure you, however, that our pending applications will be issued as patents or that any of our issued or licensed patents will afford adequate protection to us or our licensees. We cannot determine the ultimate scope and validity of patents that are now owned by or may be granted to third parties, the extent to which we may wish, or be required, to acquire rights under such patents or the cost or availability of such rights.

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

         As an example of the risk of infringement claims, in 2003 we were notified that a legal proceeding had been commenced in Madrid against us by Merck & Co. Inc. and its Spanish subsidiary alleging that we violated their patents in our production of the product simvastatin and in 2004 we were notified that a legal proceeding had been commenced in Madrid against us by GlaxoSmithKline S.A. and its Spanish subsidiaries alleging that we violated their patents in our production of the product paroxetine. We cannot assure you that similar such actions will not be brought nor that they will not have an adverse effect on us.

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

         Government regulations in the United States, Spain and other countries have a significant impact on our business and affect the research and development, manufacture and marketing of products incorporating our technologies. In the United States, Spain and other countries, governmental agencies have the authority to regulate the distribution, manufacture and sale of drugs. Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions and/or criminal prosecution. In addition, governmental regulations may be established that could prevent, delay, modify or rescind regulatory approval of our products.

If we are unable to obtain marketing approvals to sell our products in countries other than Spain, we may not be able to obtain additional revenues from sales in those countries.

         We cannot assure you that products that have obtained marketing approval in Spain will be approved for marketing elsewhere. If we are unable to obtain marketing approval for our products in countries other than Spain, we may not be able to obtain additional revenues from sales in those countries. If we are unable to obtain these marketing approvals, we would have to seek to enter into collaborative arrangements to sell or license our products to strategic partners that have marketing approval in those countries. We cannot assure you that we would find or enter into acceptable arrangements with such strategic partners to market our products, nor can we assure you that any such arrangements would be successful.

We must comply with Good Manufacturing Practices in the production of pharmaceutical products.

         Any manufacturing facility for pharmaceutical products to be marketed in the United States is subject to FDA inspection both before and after approval of a New Drug Application to determine compliance with the FDA's Good Manufacturing Practices requirements, as well as local, state and other federal regulations. Manufacturing facilities for our compounds to be marketed in European countries and elsewhere are also subject to European Union and/or other applicable GMP regulations. Facilities used to produce our compounds may not achieve or maintain compliance with GMP or other requirements. The GMP regulations are complex and, if we fail to comply with them, it could lead to rejection or delay of an NDA or comparable application. Any delay in approval of an NDA or comparable application would delay product launch. Violation of GMP requirements after approval of an NDA or comparable application, could result in remedial action, penalties and/or delays in production.

All of our products are manufactured in one facility.

         All of our manufactured products are produced in one factory in Zaragoza, Spain. Although we have constructed the factory with redundant lines for our most significant products that are in separate areas of the factory, and installed a fire suppression system, the destruction of the factory by a fire or other catastrophe would have a material impact on our revenues until we are able to rebuild the factory or secure an alternative manufacturing site.

We operate a significant portion of our business in, and plan to expand further into, markets outside the United States, which subjects us to additional business risks.

         During the year ended December 31, 2003, 86% of our revenues were derived from sales made by our Spanish subsidiaries in Spain and 11% of our revenues were derived from sales made by our Spanish subsidiaries to customers in other foreign countries. We believe that a significant portion of our revenues will continue to be derived from sales in foreign countries. Conducting business internationally subjects us to a number of risks and uncertainties, including:

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


Currency fluctuations could have a material adverse impact on our business.

         Our revenues may be impacted by fluctuations in local currencies due to the fact that 97% of our revenues currently are generated by our Spanish subsidiaries, Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. Our Spanish subsidiaries reported an increase in net sales of 36% in local currency for the year ended December 31, 2003 compared to the prior year; however, an increase in the value of the Euro, in relation to the U.S. Dollar, had the effect of increasing revenues by approximately $10,449,000 during the year ended December 31, 2003. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure because much of our expenditures are in the same currency as our revenues. Our foreign operations expose us to a number of currency related risks, including the following:

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

         Our competitive positions in our generic and branded drug operations as well as with our drug delivery technologies are uncertain and subject to risks. In Spain, and in other countries, we must demonstrate bioequivalence of our generic products, which may be challenged by branded and other generic competitors as well as regulatory authorities. In order to demonstrate bioequivalence of our generic products, we must show that the rate and extent of absorption and levels of concentration of our generic products are not statistically different from other pharmaceutical equivalents that have previously been approved by the regulatory authorities of the respective country, when administered at the same dosage level under similar clinical conditions.

         The competitive position of our drug delivery technologies is subject to the possible development by others of superior technologies. Other drug delivery technologies, including oral and injection methods, have wide acceptance, notwithstanding certain drawbacks, and are the subject of improvement efforts by other entities having greater resources. In addition, our drug delivery technologies are limited by the number and commercial magnitude of drugs with which they can successfully be combined.

We may be unable to meet increasing expenses and demands on our resources from future growth, if any, or to effectively pursue additional business opportunities.

         Our revenues increased 65% and our research and development expenditures increased 45% from the year ended December 31, 2002 to the year ended December 31, 2003, challenging our management, administrative, financial, marketing, operational and research and development resources. In addition, we routinely consider acquisition and investment opportunities, although we have no current agreements or commitments with respect to any acquisitions or investments. Any future acquisitions or investments would further challenge our resources. If we do not properly meet the increasing expenses and demands on our resources from future growth, we will be adversely affected. To properly manage our growth, we must, among other things, implement additional and improve existing administrative, financial, marketing, operational and research and development systems, procedures and controls on a timely basis. We may also need to expand our staff in these and other areas. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. We may not be able to hire, train, integrate, retain, motivate and manage required personnel, successfully integrate acquisitions or investments, nor successfully identify, manage and pursue existing and potential market opportunities. If we fail to generate additional revenue in excess of increased operating expenses in any fiscal period, we may incur losses.

Our operations could be adversely affected if we are unable to raise or obtain needed funding.

         We have used cash from outside financing to fund our operations. Substantial time and financial and other resources will be required to complete ongoing development and clinical testing of our products. Regulatory efforts and collaborative arrangements also will be necessary for our products that are currently under development and testing in order for them to be marketed. Assuming we continue our operations as presently conducted, we believe that we have sufficient working capital to meet our needs for at least the next twenty-four months. However our revenues from operations and cash may not be sufficient over the next several years for commercializing all of the products we are currently developing. Consequently, we may seek strategic partners for various phases of development, marketing and commercialization of product candidates employing our technologies. Further, we cannot assure you as to the sufficiency of our resources or the time required to complete any ongoing development and clinical testing, since the extent to which we conduct such testing is dependent on resource allocation decisions that we make from time to time based on numerous financial as well as operational conditions.

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

         We have assigned many key responsibilities within our company to, and are dependent on, a relatively small number of individuals. If we lose the services of our Chief Executive Officer, Chief Science Officer, Vice President of Pharmaceutical Development, or the General Manager of our Spanish subsidiary, our ability to execute our business plan in the manner we currently anticipate would be adversely affected. The competition for qualified personnel is intense and the loss of key personnel could adversely affect our business. We maintain key person life insurance only for our Chief Executive Officer. We have an employment agreement with each of our key executive officers.

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

         Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could inhibit or prevent the commercialization of pharmaceutical products we develop alone or with corporate collaborators. We maintain product liability insurance in the amount of $3 million Euros (approximately $3.8 million U.S. Dollars) and clinical trial insurance in connection with our clinical testing activities in various amounts on a study-by-study basis. While management believes that this insurance is reasonable, we cannot assure you that any of this coverage will be adequate to protect us in the event of a claim. We, or any corporate collaborators, may not be able to obtain or maintain insurance at a reasonable cost, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate if any claim arises.

Your percentage of ownership and voting power and the price of our common stock may decrease as a result of events that increase the number of our outstanding shares.

         As of December 31, 2003, we had the following capital structure:

                                                                       No. of Shares
                                                                       -------------
Common stock outstanding                                                 20,573,000

Common stock issuable upon:
   Exercise of stock purchase warrants                                      420,000
   Exercise of options which are outstanding                              3,920,000
   Exercise of options which have not been granted                        1,578,000
                                                                         ----------
Total common stock outstanding assuming exercise of all of the above     26,491,000
                                                                         ==========

         As of December 31, 2003, we had outstanding options and warrants to purchase approximately 4,340,000 shares of common stock at exercise prices ranging from $1.50 to $20.00 (exercisable at a weighted average of $6.33 per share), of which approximately 3,259,000 options and warrants were then vested and exercisable. Since December 31, 2003 we have granted options to purchase approximately 403,000 shares of common stock, exercisable at a weighted average exercise price of $13.27 per share. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. Exercise of our outstanding options and warrants into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power.

Our stock is volatile.

         The market prices for our securities and for securities of emerging growth companies have historically been highly volatile. During the last two years, the price of our common stock has ranged from a high of $18.80 to a low of $6.40. Future announcements concerning us or our competitors may have a significant impact on the market price of our common stock. Factors which may affect our market price include:

         o        progress of our relationships with strategic partners;

         o        results of clinical studies and regulatory reviews;

         o        technological innovations by us or our competitors;

         o market conditions in the pharmaceutical, drug delivery and biotechnology industries;

         o        effect of regulatory authorities on pricing of products;

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

Our business will suffer if we fail to comply with recent federal regulations and proposed rules of the Securities and Exchange Commission and American Stock Exchange relating to corporate governance reform.

         As a public company, we are subject to certain federal regulations and the rules and regulations of the Securities and Exchange Commission and the American Stock Exchange. The Sarbanes-Oxley Act of 2002 required more stringent accounting, corporate fraud and securities laws. To implement this legislation, the Securities and Exchange Commission has adopted new rules and may adopt additional rules pertaining to, among other things, additional disclosure and reporting requirements, including requirements relating to internal control procedures. The American Stock Exchange has also adopted various rules relating to corporate governance. Our reputation and financial results could be materially harmed by any failure by us to comply with any current or future rules or regulations relating to the Sarbanes-Oxley Act or to any other federal corporate or stock exchange reform measures.

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

         Our certificate of incorporation and bylaws include provisions that also may have the effect of discouraging, delaying or preventing a change in control or an unsolicited acquisition proposal that a stockholder might consider favorable. Our board of directors is divided into three classes with staggered three-year terms, which makes it more difficult for an acquiror to change the overall composition of the board in a short period of time. The positive vote of at least two-thirds is required to approve a merger, a sale or lease of all or most of our assets, certain other business combinations or dissolution or liquidation, and an affirmative vote of two-thirds is required to amend any provision in our certificate of incorporation relating to our directors and officers or to amend any provision in our certificate of incorporation. Additionally, our certificate of incorporation authorizes our board of directors to issue preferred stock in one or more series with the rights, obligations and preferences of each series to be determined by our board without stockholder approval. Our staggered board, the super-majority voting provisions and the potential issuance of preferred stock may have the effect of delaying, preventing or discouraging third parties or stockholders from attempting to replace our management.

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

Item 2.  Properties
         ----------

         We purchased a 15,700 square foot commercial building situated on approximately 14 acres of land in Exeter, New Hampshire in January 2003 and we moved our corporate headquarters and research and development laboratory into this facility in April 2003. We are located approximately 45 minutes north of Boston, Massachusetts.

         We own an 80,000 square foot facility in Zaragoza, Spain, which accommodates our manufacturing plant, warehouse, research and development laboratory and office space. The facility is located in an industrial park and is situated on sufficient acreage to accommodate future expansion.

         We lease a 10,700 square foot facility in San Sebastian de los Reyes, Spain, an area northwest of Madrid, which houses the administrative offices for our Spanish and European operations. The lease for this facility expires in 2006.

         We believe that each of our facilities has sufficient space for our current needs and our contemplated expansion in the near future. Our manufacturing facility is currently operating at approximately 67% of its capacity, if it were operating for three shifts per day, five days per week.

Item 3.  Legal Proceedings
         -----------------

         On February 4, 2002, we were notified that a legal proceeding had been commenced against us by Merck & Co. Inc. and its Spanish subsidiary, Merck Sharp & Dohme de Espana, S.A., alleging that we violate their patents in our production of the product simvastatin and requesting an injunction ordering us not to manufacture or market the product. The case was brought against our Spanish subsidiaries in the 39th First Instance Court of the City of Madrid. After a hearing on February 18, 2002, the court refused to grant the requested injunction and dismissed the case on February 25, 2002, awarding us court costs and legal fees. Merck has appealed the award of fees. Merck re-instituted its claim against us in another proceeding brought in the 19th First Instance Court of the City of Madrid, which we received notice of on January 23, 2003. This case also alleges violation of Merck's patents in the production of the product simvastatin, requests an order that we cease manufacturing the product and demands damages during the period of manufacture. A trial with respect to this matter was held on February 19 and 20, 2004, and we are waiting for the court's decision. We are vigorously opposing this claim as we believe it is without merit. We launched our simvastatin product line in January 2002.

         On January 10, 2004, we were notified that a legal proceeding had been commenced against us by Smith Kline Beecham PLC, Smith Kline Beecham, S.A. and GlaxoSmithKline S.A. alleging that we violate their patents in our production of the product paroxetine and requesting an order requiring us not to manufacture or market the product. The case was brought against our Spanish subsidiaries in the 50th First Instance Court of the City of Madrid. This proceeding followed a preliminary injunction that the same plaintiff attempted to bring against us in 2003, which was dismissed. We filed a response to this suit in February 2004 that includes a counterclaim requesting that the court declare the asserted patent invalid. We intend to vigorously oppose this claim as we believe it is without merit. We launched our paroxetine product line in 2003.

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

                                                  High            Low
                                              ---------      ----------
Fiscal Year Ended December 31, 2002
First Quarter                                 $   11.57      $    7.60
Second Quarter                                    12.08           9.91
Third Quarter                                     11.60           8.35
Fourth Quarter                                    10.00           6.40

Fiscal Year Ended December 31, 2003
First Quarter                                      9.70           7.85
Second Quarter                                    14.05           8.20
Third Quarter                                     18.80          12.81
Fourth Quarter                                    17.15          11.34

Fiscal Year Ending December 31, 2004
First Quarter (through March 2, 2004)             14.76          10.62


         As of March 2, 2004 there were 1,079 holders of record of our common stock, which does not reflect stockholders whose shares are held in street name.

Dividends

         We have never paid cash dividends on our common stock. We intend to retain future earnings in order to finance the growth and development of our business.

Item 6.  Selected Financial Data
         -----------------------

         The following sets forth the selected consolidated statement of operations data for each of the five years in the period ended December 31, 2003 and consolidated balance sheet data as of December 31, 1999, 2000, 2001, 2002 and 2003, all of which are derived from our audited consolidated financial statements and related notes. The following selected financial data for each of the three years in the period ended December 31, 2003 and as of December 31, 2002 and 2003 should be read together with our consolidated financial statements and related notes appearing elsewhere in Item 15 of this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statement of operations data for the periods ended December 31, 1999 and 2000 and the consolidated balance sheet data as of December 31, 1999, 2000 and 2001 are derived from our audited consolidated financial statements and related notes not included in Item 15 of this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

                                                                         For The Year Ended December 31,
                                                         ---------------------------------------------------------------
(in thousands, except per share data)                      1999          2000          2001          2002         2003
                                                         --------      --------      --------      --------     --------
Total revenues                                           $ 20,249      $ 18,617      $ 26,411      $ 39,136     $ 64,676
Cost of sales                                               8,445         7,189        11,462        16,477       26,399
                                                         --------      --------      --------      --------     --------
Gross profit                                               11,804        11,428        14,949        22,659       38,277
Operating expenses                                         11,226        11,942        16,137        19,277       26,848
Gain on sale of drug licenses                                   -             -         5,050           650            -
Other income (expenses), net                                 (887)           (9)          (49)          138           91
Provision for income taxes                                    781           222         2,452         2,534        5,423
                                                         --------      --------      --------      --------     --------
Net income (loss)                                        $ (1,090)     $   (745)     $  1,361      $  1,636     $  6,097
                                                         ========      ========      ========      ========     ========

Net income (loss) per common share - basic               $  (0.12)     $  (0.06)     $   0.10      $   0.10     $   0.34
                                                         ========      ========      ========      ========     ========

Net income (loss) per common share - diluted             $  (0.12)     $  (0.06)     $   0.08      $   0.08     $   0.28
                                                         ========      ========      ========      ========     ========

Weighted average common shares outstanding - basic          9,147        12,981        14,196        16,569       17,997
                                                         ========      ========      ========      ========     ========

Weighted average common shares outstanding - diluted        9,147        12,981        16,147        19,798       21,637
                                                         ========      ========      ========      ========     ========

Consolidated Balance Sheet Data

                                                       December 31,
                               ------------------------------------------------------------
(in thousands)                   1999         2000         2001         2002         2003
                               --------     --------     --------     --------     --------
Working capital                $  1,130     $  3,742     $  6,276     $ 30,703     $ 45,701
                               ========     ========     ========     ========     ========

Currrent assets                $ 11,689     $ 13,104     $ 15,839     $ 43,972     $ 66,899
Non-current assets               10,548       15,773       16,280       20,720       33,564
                               --------     --------     --------     --------     --------
Total assets                   $ 22,237     $ 28,877     $ 32,119     $ 64,692     $100,463
                               ========     ========     ========     ========     ========

Current liabilities            $ 10,559     $  9,362     $  9,563     $ 13,269     $ 21,198
Long-term debt                        -          908          142          345          369
Other non-current liabilities       104          791        1,990        2,327        2,731
                               --------     --------     --------     --------     --------
Total liabilities              $ 10,663     $ 11,061     $ 11,695     $ 15,941     $ 24,298
                               ========     ========     ========     ========     ========

Redeemable preferred stock     $      -     $      -     $      -     $      -     $      -
                               ========     ========     ========     ========     ========

Stockholders' equity           $ 11,574     $ 17,816     $ 20,424     $ 48,751     $ 76,165
                               ========     ========     ========     ========     ========

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K. Except for the historical information contained herein the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein.

Business Environment

We are a specialty pharmaceutical company focused on:

         o research, development and licensing/commercialization of advanced drug delivery technologies and pharmaceutical products; and

         o development, licensing and sales of generic and branded pharmaceutical products and the manufacturing of pharmaceuticals for others.

         In our research and development activities, we have patents and other proprietary rights to technologies that facilitate the absorption of drugs. Our pharmaceutical product sales activities are based in Spain, where we have a significant commercial presence and we manufacture and market approximately 100 pharmaceutical products. These products represent various dosage strengths and product formulations of more than 30 chemical entities in four primary therapeutic areas: cardiovascular, gastrointestinal, neurological and infectious diseases. We also manufacture pharmaceuticals for other drug companies.

         We develop products which incorporate our drug delivery technologies and have licensed applications of our proprietary CPE-215(R) drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim(TM), the first product incorporating our drug delivery technology, in February 2003. Testim a gel indicated for testosterone replacement therapy which restores serum testosterone levels in men and thereby improves symptoms of health problems associated with low testosterone levels (hypogonadism), including loss of muscle mass and a decrease in sexual desire, sexual motivation and frequency of spontaneous erections. We are in discussions with other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using our drug delivery technologies, including product candidates that deliver insulin to diabetic patients intranasally and treat nail fungus infections topically.

         Our generic and branded products are marketed to physicians, pharmacists and hospitals by our three separate sales and marketing organizations based in Spain: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. We continually add to our product portfolio in response to increasing market demand for generic and branded therapeutic agents and divest portfolio products that we consider to be redundant or that have become non-strategic. Although most of our sales of these products are currently in the Spanish market, we have recently focused on increasing our sales in other European countries and other geographic regions through strategic alliances with companies in these countries. We have a strategic alliance with Teva Pharmaceutical Industries Ltd. granting us the right to register and market in Spain more than 75 of Teva's pharmaceutical products through our sales force of approximately

151 full-time personnel located in major cities throughout Spain. In addition, our Spanish manufacturing facility produces pharmaceutical products which are marketed by pharmaceutical companies both in Spain and in other markets.

Consolidated Results of Operations

Fiscal Year Ended December 31, 2003 Compared To Fiscal Year Ended December 31, 2002

Revenues

(in thousands)                                                                          Increase
                                                                                   -------------------
                                             2003      %         2002      %          $           %
                                           --------------      --------------      -------     -------
Revenues:

  Net product sales                        $62,955    97%      $38,718    99%      $24,237         63%
  Licensing and collaboration revenues       1,721     3%          418     1%        1,303        312%
                                           --------------      --------------      -------     -------
Total revenues                             $64,676   100%      $39,136   100%      $25,540         65%
                                           ==============      ==============      =======     =======

         Our total revenues increased 65% from the prior year. The increase is primarily attributed to the continuing growth of our Spanish operations and secondarily to the advancement of our proprietary drug delivery programs in the U.S., as evidenced by the launch of Testim, the first product incorporating our drug delivery technology, by our licensee in February 2003.

         Our revenues are generated through our five primary sales channels (branded, generic, contract manufacturing, sales outside of Spain and licensing and collaborations). See a summary of our revenues by sales channel and top-selling product lines below:

         For the year ended December 31, 2003 (in thousands):

                                        Sales Within Spain
                                 ---------------------------------
                                                          Contract
                                Branded       Generic       Manu-        Other                   % of Total
       Product Line             Products      Products    facturing    Revenues       Total       Revenues
       ------------             --------      --------    ---------    --------      -------     ----------
Omeprazole                       $ 6,099      $13,863          $ -          $ -      $19,962           31%
Simvastatin                        2,176        4,412            -            -        6,588           10%
Enalapril                          2,610        1,878            -            -        4,488            7%
Codeisan                           2,713            -            -            -        2,713            4%
Pentoxifylline                         -        2,070            -            -        2,070            3%
All other products                 5,463        4,744            -            -       10,207           16%
Contract manufacturing                 -            -        9,536            -        9,536           15%
Sales outside of Spain                 -            -            -        7,391        7,391           11%
Licensing and collaborations           -            -            -        1,721        1,721            3%
                                 -------      -------      -------      -------      -------      --------
Total Revenues                   $19,061      $26,967      $ 9,536      $ 9,112      $64,676          100%
                                 =======      =======      =======      =======      =======      ========
% of 2003 Revenues                   29%          42%          15%          14%         100%

         For the year ended December 31, 2002 (in thousands):

                                        Sales Within Spain
                                ----------------------------------
                                                          Contract
                                Branded       Generic       Manu-        Other                   % of Total
       Product Line             Products      Products    facturing    Revenues       Total       Revenues
       ------------             --------      --------    ---------    --------      -------     ----------
Omeprazole                       $ 5,051      $ 9,813          $ -          $ -      $14,864           38%
Simvastatin                          322        1,261            -            -        1,583            4%
Enalapril                            955        1,515            -            -        2,470            6%
Codeisan                           1,944            -            -            -        1,944            5%
Pentoxifylline                         -        1,348            -            -        1,348            3%
All other products                 4,103        2,738            -            -        6,841           18%
Contract manufacturing                 -            -        7,406            -        7,406           19%
Sales outside of Spain                 -            -            -        2,262        2,262            6%
Licensing and collaborations           -            -            -          418          418            1%
                                 -------      -------      -------      -------      -------      --------
Total Revenues                   $12,375      $16,675      $ 7,406      $ 2,680      $39,136          100%
                                 =======      =======      =======      =======      =======      ========
% of 2002 Revenues                   32%          43%          19%           6%         100%


         Spanish Operations. The core of our Spanish operations has been the efficient manufacturing and domestic marketing of branded and generic pharmaceutical products. Historically, our pharmaceutical products were sold only within Spain. However, the execution of our long-term strategic plan over the past eight years has created an opportunity for our Spanish operations to expand beyond the borders of Spain and into other European countries and other countries outside of Europe. The 65% growth in revenues was fueled by an increase in sales of our two major product lines, omeprazole and simvastatin. Sales of omeprazole and simvastatin increased 61% to $26,550,000 in 2003 compared to $16,447,000 in the prior year. The growth of these two product lines accounted for 40% of our growth in revenues in the current year. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar over the past 12 months, had the effect of increasing revenues by approximately $10,449,000, or 27%, during the year ended December 31, 2003.

         Prices for prescription pharmaceutical products in Spain must be approved by the Ministry of Health. In order to help control rising healthcare costs, the Ministry of Health, in recent years, has encouraged the substitution of generic-equivalent products. In further efforts to reduce healthcare costs, the Ministry of Health had been contemplating new laws and regulations that would significantly reduce the market prices of certain pharmaceutical products, including generic-equivalent drugs. In late October 2003, the Spanish government enacted a regulation that reduced the prices that the government reimburses for six of our chemical entities, including the chemical entities omeprazole, simvastatin and enalapril, which accounted for approximately 65% to 70% of revenues in the year ended December 31, 2003. These new prices were required to take effect on December 26, 2003. However, we, and some other pharmaceutical companies in Spain, strategically implemented the new prices on December 1, 2003. Our strategy was to gain additional market share by selling to customers that wanted to buy the products at the new lower prices. We anticipated this opportunity as some of our customers delayed placing orders in November. November sales declined by approximately 19% percent from October levels; however, December sales demand was very strong as we gained market share as a result of our pricing strategy. The increase in December unit volume offset the impact of the lower prices. While the adoption of the new prices did not have a material effect on our total sales in December, it did reduce our margins. Over the years, we had steadily improved our gross margins on net product sales from 57% in 2001 to 59% for the ten months ended October 31, 2003. The improved margins were the result of economies of scale. Our gross margins in November slipped to 55% as our fixed costs were absorbed by fewer units sold in that month. Upon reducing our prices in December of 2003, our gross margins remained constant at 55%, but unit volume increased by approximately 60% over November levels.

         We have implemented several initiatives to mitigate the decline in margins. We expect to continue to increase our future sales volume through our pipeline of approximately 100 products, consisting of approximately 20 chemical entities that are not affected by the new pricing regulations. In addition, we have modified our pricing structure in efforts to increase our sales volume and market share throughout Spain. We will continue to focus on acquiring, developing and launching new products that will improve our product mix. We will also continue our efforts to increase our sales outside of Spain through additional registration, marketing, and supply agreements. We have made significant investments in renovating and increasing capacity in our manufacturing facility, as well as investments in new high speed, high volume equipment. These investments will enable us to manufacture and package larger quantities of products more efficiently and cost effectively. We anticipate that the current gross margins will continue until the existing inventory is depleted, near the end of the first quarter of 2004 and then we expect to see margins increase by about two percentage points. Thereafter, we expect margins to gradually improve, as they have in the past, as a result of increasing volumes and economies of scale.

Branded Pharmaceutical Products
-------------------------------

(in thousands)                                                                Increase
                                                                         --------------------
                                   2003      %         2002      %          $           %
                                 ---------------     ---------------     -------     --------
Branded Product Sales:
  Simvastatin                    $ 2,176     11%     $   322      2%     $ 1,854         576%
  Enalapril                        2,610     14%         955      8%       1,655         173%
  Omeprazole                       6,099     32%       5,051     41%       1,048          21%
  Codeisan                         2,713     14%       1,944     16%         769          40%
  All other branded products       5,463     29%       4,103     33%       1,360          33%
                                 ---------------     ---------------     -------     --------
Total branded sales              $19,061    100%     $12,375    100%     $ 6,686          54%
                                 ===============     ===============     =======     ========

         Sales of our branded pharmaceutical products increased by 54% compared to the prior year, although they accounted for only 29% of total revenues in 2003 compared to 32% in 2002. Sales of our branded simvastatin increased by approximately $1,854,000, or approximately 576% from the prior year. Sales of our branded enalapril increased by approximately $1,655,000, or approximately 173% from the prior year. Sales of our branded omeprazole increased by approximately $1,048,000, or 21% from the prior year. Sales of our branded codeisan increased by approximately $769,000, or approximately 40% from the prior year. While we expect to continue to develop, acquire, and launch new branded products, our focus on generics and sales outside of Spain are expected to increase at a significantly higher pace than that of our branded products. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar over the past 12 months, had the effect of increasing branded net product sales by approximately $3,153,000, or 25%, during the year ended December 31, 2003.

Generic Pharmaceutical Products
-------------------------------

(in thousands)                                                                 Increase
                                                                         -------------------
                                   2003      %         2002      %          $           %
                                 --------------      --------------      -------     -------
Generic Product Sales:
  Omeprazole                     $13,863     51%     $ 9,813     59%     $ 4,050          41%
  Simvastatin                      4,412     16%       1,261      8%       3,151         250%
  Pentoxifylline                   2,070      8%       1,348      8%         722          54%
  Enalapril                        1,878      7%       1,515      9%         363          24%
  All other generic products       4,744     18%       2,738     16%       2,006          73%
                                 ---------------     ---------------     -------     --------
Total generic sales              $26,967    100%     $16,675    100%     $10,292          62%
                                 ===============     ===============     =======     ========

         Sales of our generic pharmaceutical products increased by 62% compared to the prior year. Sales of our generic omeprazole increased by approximately $4,050,000, or approximately 41% from the prior year. Sales of our generic simvastatin increased by approximately $3,151,000, or approximately 250% from the prior year. Sales of our generic pentoxifylline increased by approximately $722,000, or approximately 54% from the prior year. Generic products launched in 2003, such as trimetazedine and paroxetine, accounted for approximately $1,600,000 of our 2003 revenues. We expect to continue to increase our generic drug portfolio and increase our generic drug sales in Spain as products come off patent in the future. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar over the past 12 months, had the effect of increasing generic net product sales by approximately $4,461,000, or 27%, during the year ended December 31, 2003.

Contract Manufacturing
----------------------

(in thousands)                                        Increase
                                                 ------------------
                            2003       2002         $            %
                           ------     ------     ------         ---
Contract manufacturing     $9,536     $7,406     $2,130         29%


         In addition to manufacturing our own products, our Spanish manufacturing facility supplies branded and generic products to 14 entities in Spain which market these products under their own name and with their own labeling. Revenues generated from contract manufacturing have increased by approximately 29% from the prior year, but represented only 15% of total revenues in 2003, compared to 19% of total revenues in 2002. The increase is primarily attributable to increased demand for formulations of omeprazole, our largest contract manufactured product line. Our increased capacity and high speed, high volume equipment enable us to manufacture pharmaceutical products at low costs. This competitive advantage could lead to an increase in contract manufacturing agreements in 2004 as other pharmaceutical companies in Spain search to find low cost alternatives to mitigate the new lower selling prices. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar over the past 12 months, had the effect of increasing contract manufacturing sales by approximately $1,577,000, or 21%, during the year ended December 31, 2003.

Sales Outside of Spain
----------------------

(in thousands)                                        Increase
                                                 ------------------
                            2003       2002         $            %
                           ------     ------     ------        ----
Sales outside of Spain     $7,391     $2,262     $5,129        227%


         We have entered into license and supply agreements with more than 15 entities to sell our products outside of Spain. Sales under these supply agreements have increased 227% from 6% of total revenues in 2002 to 11% of total revenues in 2003. The $5,129,000 increase is primarily attributable to demand for formulations of omeprazole, our largest selling product outside of Spain. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar over the past 12 months, had the effect of increasing sales outside of Spain by approximately $1,223,000, or 54%, during the year ended December 31, 2003.

         Licensing and Collaboration Revenues. Licensing and collaboration revenues now account for 3% of total revenues and increased by approximately $1,303,000, or approximately 312%, in 2003 and include milestone payments and royalties from the commercialization and continued sales of Testim, the first product incorporating our drug delivery technology, which was launched by our licensee, Auxilium, in February 2003. Testim is currently reported to capture approximately 10% of all new testosterone replacement prescriptions in the market. We have also recognized revenues totaling $203,000 during the year ended December 31, 2003, related to product licensing activities in Europe, which we have included in the Consolidated Income Statements as licensing and collaboration revenues.

         Gross Profit. Gross profit increased by approximately 69% from the prior year. Approximately $14,315,000, or 92% of increase, is due to the 63% increase in net product sales (and slightly improved gross margins in 2003) and $1,303,000, or 8% of the increase, is due to the increased licensing and collaboration revenues in the current year. Our gross margins on net product sales in 2003 increased slightly to 58.0% compared to 57.4% in the prior year as result of economies of scale (allocation of fixed costs over a larger number of units, reducing the per-unit cost), partially offset by lower margins of generic products, which typically have lower prices, and the sales of certain of our products in the month of December at reduced selling prices. We experienced an increase in gross profit of 42% in local currency in 2003 compared to the prior year. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar over the past 12 months, had the effect of increasing gross profit by approximately $6,065,000 during the year ended December 31, 2003.

         Gross margins on certain of our products have decreased as a result of the recently reduced selling prices in Spain. Although we were not required to sell products at the new lower prices until December 26, 2003, we strategically implemented the new price structure beginning December 1, 2003. Our strategy was to gain additional market share by selling to customers that wanted to buy the products at the new lower prices. See discussion above in Spanish Operations.

         As discussed above, we have implemented several initiatives to mitigate the decline in margins. We expect to continue to increase our future sales volume through our pipeline of approximately 100 products, consisting of approximately 20 chemical entities that are not affected by the new pricing regulations. In addition, we have modified our pricing structure in efforts to increase our sales volume and market share throughout Spain. We will continue to focus on acquiring, developing and launching new products that will improve our product mix. We will also continue our efforts to increase our sales outside of Spain through additional registration, marketing, and supply agreements. We have made significant investments in renovating and increasing capacity in our manufacturing facility, as well as investments in new high speed, high volume equipment. These investments will enable us to manufacture and package larger quantities of products more efficiently and cost effectively. We anticipate that the current gross margin percentages will continue until the existing inventory is depleted near the end of the first quarter of 2004 and then we expect to see margins increase by about two percentage points. Thereafter, we expect margins to gradually improve, as they have in the past, as a result of increasing volumes and economies of scale.

         Gross margins could decrease in the future if sales of higher priced products are replaced with sales of lower priced generic products, as a result of a change in our product mix or by additional governmental action. However, as previously discussed we have developed, and continue to implement, a broad-based growth strategy that should mitigate the impact on our margins over time.

Selling and Marketing Expenses
------------------------------

(in thousands)                                        Increase
                                                 ------------------
                            2003       2002         $            %
                           ------     ------     ------         ---
Selling and marketing     $14,212    $10,400     $3,812         37%


         Selling and marketing expenses increased by approximately 37% from the prior year. The $3,812,000 increase, of which approximately 75% represented increased sales force costs and approximately 25% represented increased promotion and marketing programs, was instrumental in achieving a 63% increase in net product sales. However, the increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months had the effect of increasing selling and marketing expenses by approximately $2,361,000 in 2003, accounting for approximately 62% of the increase. Selling and marketing expenses as a percentage of net product sales decreased to 23% in 2003 compared to 27% of net product sales in 2002.

General and Administrative Expenses
-----------------------------------

(in thousands)                                             Increase
                                                      ------------------
                                 2003       2002         $            %
                                ------     ------     ------         ---
General and administrative      $7,001     $4,902     $2,099         43%


         General and administrative expenses increased 43% from the prior year. The $2,099,000 increase was the result of increased general and administrative activities required to support our revenue growth in 2003 and prepare for our anticipated future growth. Such expenditures included costs of additional employees, outside services, occupancy costs, corporate communications, insurance, etc. General and administrative expenses as a percent of total revenues decreased to 11% in 2003, compared to 13% of total revenues in 2002. General and administrative expenses would have been approximately $642,000 lower in 2003, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months. We expect that our future expenditures for general and administrative expenses will continue to increase as we grow. Although we cannot reasonably estimate the costs associated with implementation of the internal control provisions of the Sarbanes-Oxley Act of 2002, we do expect to incur costs not previously experienced.

Research and Development Expenses
---------------------------------

(in thousands)                                        Increase
                                                 ------------------
                            2003       2002         $            %
                           ------     ------     ------         ---
Research and development   $4,295     $2,960     $1,335         45%


         Research and development expenses increased approximately 45% from the prior year. The $1,335,000 increase is due to pre-clinical programs underway in collaboration with universities and with product formulation and testing efforts being performed in the laboratory in our U.S. headquarters and at our facility in Zaragoza, Spain. We are using our U.S. laboratory to develop potential product applications using our drug delivery technologies. The expenditures in research and development reflect our focus on projects that are necessary for expansion of our portfolio of marketed products and clinical trials involving our drug delivery technologies.

         We expect that our future expenditures for research and development activities will continue to increase as a result of programs that are necessary to advance new applications of our technologies. We are currently in the planning stages of clinical programs to support the eventual distribution of certain of our Spanish generic pharmaceutical products in other countries, including the U.S. We have also undertaken a clinical program for the intranasal delivery of insulin and have recently completed a successful Phase I study and are in the planning stages of additional clinical trials. We expect to incur costs to conduct clinical trials and support the required regulatory submissions for these programs. Although some of our cost estimates are preliminary, and the specific timing is not known, our research and development expenses in 2004 could be $2,000,000 higher than in the year ended December 31, 2003.

Provision for Income Taxes
--------------------------

                                                           2003
                                             ---------------------------------
                                                                       Consol-
(in thousands)                                Spain         U.S.       idated
                                             -------      -------      -------
Income (loss) before income taxes            $15,091      $(3,571)     $11,520

Provision (benefit) for income taxes           5,092       (1,017)       4,075
Valuation allowance                                -        1,348        1,348
                                             -------      -------      -------
Net provision (benefit) for income taxes       5,092          331        5,423
                                             -------      -------      -------
Net income (loss)                            $ 9,999      $(3,902)     $ 6,097
                                             =======      =======      =======
Effective tax rate                               34%         (9)%          47%
                                             =======      =======      =======



         We recorded a provision for foreign income taxes totaling $5,092,000 (approximately 34% of the Spanish pretax income of $15,091,000) for the year ended December 31, 2003 compared to a provision for foreign income taxes of $2,534,000 (approximately 37% of the Spanish pretax income of $6,913,000) in the prior year. The 2003 provision for Spanish income taxes results from reporting taxable income from operations in Spain, whereas the 2002 Spanish provision for income taxes included approximately

$2,304,000 as a result of reporting taxable income from operations in Spain and approximately $230,000 as a result of capital gains taxes arising from the sale of Biolid(R), Lactoliofil(R) and other drug licenses. The 2003 provision for foreign income taxes would have been approximately $854,000 lower than reported, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past 12 months.

         Our U.S. Company recorded a provision for foreign incomes taxes payable totaling $331,000 for the year ended December 31, 2003. This amount represents payments due to the Spanish tax authorities by our U.S. Company for withholding taxes on certain of our intercompany fee arrangements with our Spanish subsidiaries. No such amounts were recorded in prior years.

         We generated additional U.S. federal net operating loss carry-forwards in 2003 and 2002 as a result of U.S. pretax losses of ($3,571,000) and ($2,743,000), respectively. However, since we are not assured of future profitable domestic operations, we have recorded a valuation allowance for any future tax benefit of such losses in the U.S. Therefore, no tax benefit has been recognized with respect to U.S. losses reported in 2003 or 2002.

Net Income
----------

(in thousands)                                                              Increase
                                                                        ---------------
                                                  2003        2002         $        %
                                                -------     -------     -------    ----
Net income                                      $ 6,097     $ 1,636     $ 4,461    273%
                                                =======     =======     =======    ====

Net income per common share:

   Basic                                        $  0.34     $  0.10     $  0.24    243%
                                                =======     =======     =======    ====
   Diluted                                      $  0.28     $  0.08     $  0.20    241%
                                                =======     =======     =======    ====

Weighted average common shares outstanding:

   Basic                                         17,997      16,569       1,428      9%
                                                =======     =======     =======    ====
   Diluted                                       21,637      19,798       1,839      9%
                                                =======     =======     =======    ====



         We reported 2003 income from operations of $11,429,000 compared to 2002 income from operations of $4,032,000 (including the $650,000 pre-tax gain on sale of the Biolid, Lactoliofil and other drug licenses). The combination of income from operations of $11,429,000 and the non-operating items, primarily the provision for income taxes of $5,423,000, resulted in 2003 net income of $6,097,000, or $.34 per basic common share ($.28 per diluted common share) on 17,997,000 weighted average basic common shares outstanding (21,637,000 weighted average diluted common shares outstanding), compared to 2002 net income of $1,636,000, or $.10 per basic common share ($.08 per diluted common share) on 16,569,000 weighted average basic common shares outstanding (19,798,000 weighted average diluted common shares outstanding). Net income in the future could be negatively impacted as a result of the lower selling prices in Spain and anticipated increases in research and development programs that are expected to benefit future periods. However, as previously discussed, our broad-based growth strategy should mitigate the impact of these developments over time.

Fiscal Year Ended December 31, 2002 Compared To Fiscal Year Ended December 31, 2001

Revenues
--------

(in thousands)                                                           Increase
--------------                                                     -------------------
                                             2002       2001          $            %
                                           -------     -------     -------       -----
Revenues:
  Net product sales                        $38,718     $26,411     $12,307         47%
  Licensing and collaboration revenues         418           -         418          *
                                           -------     -------     -------       -----
Total revenues                             $39,136     $26,411     $12,725         48%
                                           =======     =======     =======       =====
* Not meaningful

         Net Product Sales. Net product sales increased by 47% from $26,411,000 in 2001 to $38,718,000 in 2002. The $12,307,000 increase was primarily the result of our continuing efforts to increase sales in the generic drug market in Spain. We anticipated the opportunities in the emerging generic drug market in Spain and began taking measures over four years ago to enter the Spanish generic drug market. We began to register, manufacture and market generic pharmaceutical products in Spain and began aligning our business model to be competitive in this arena, including hiring and training a new generic products sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position ourselves as a leader in the Spanish generic drug market. We experienced an increase in net sales of 42% in local currency in Spain in 2002 compared to the prior year. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar had the effect of increasing revenues by approximately $2,145,000 during the year ended December 31, 2002.

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

         Licensing and Collaboration Revenues. Licensing and collaboration revenues totaled $418,000 in 2002. We entered into a research collaboration whereby our collaborator agreed to fund a research and development program to combine Bentley's patented CPE-215 drug delivery technologies with certain proprietary compounds. Our collaborator advanced to us $250,000 during the fourth quarter of 2001, which we recorded as deferred income as of December 31, 2001, and we recognized it as revenue as the related costs were incurred. We also recognized revenues totaling $150,000 during the year ended December 31, 2002, related to product licensing activities, which we included in the Consolidated Income Statements as licensing and collaboration revenues.

         Gross Profit. Gross profit increased by 52% from $14,949,000 in 2001 to $22,659,000 in 2002. The $7,710,000 increase was the direct result of the growth in our net product sales from 2001 to 2002. Our gross margins on net product sales in 2002 increased slightly to 57.4% compared to 56.6% in the prior year as result of economies of scale (allocation of fixed costs over a larger number of units, reducing the per-unit cost), partially offset by lower margins of generic products, which typically have lower prices. We experienced an increase in gross profit of 42% in local currency in 2002 compared to the prior year. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar, had the effect of increasing gross profit by approximately $1,218,000 during the year ended December 31, 2002. Sales of generic products accounted for approximately 42% of our net product sales during the year ended December 31, 2002, compared to 30% in the prior year. Although we expect to continue to benefit from economies of scale in the future as we grow, gross margins may decrease as sales of generic products, with lower margins, become more significant in the future. Additionally, the Ministry of Health in Spain levies a tax on pharmaceutical companies for the purpose of funding rising healthcare costs in Spain. In 2002, this tax had the effect of reducing gross profit by approximately $551,000 and gross margins by approximately 1 percentage point.

         Selling and Marketing Expenses
         ------------------------------

         (in thousands)                                                        Increase
                                                                           ----------------
                                                  2002        2001            $          %
                                               --------     --------       -------     ----
         Selling and marketing                 $ 10,400     $  9,057        $1,343      15%

         Selling and marketing expenses increased by 15% from $9,057,000 in 2001 to $10,400,000 in 2002. The $1,343,000 increase was instrumental in achieving a 47% increase in net product sales during the period, as a result of our successful sales and marketing programs. The increase in the weighted average value of the Euro, in relation to the U.S. Dollar, had the effect of increasing selling and marketing expenses by $537,000 in 2002. Selling and marketing expenses as a percentage of net product sales decreased to 27% in 2002 compared to 34% of sales in 2001.

         General and Administrative Expenses
         -----------------------------------

         (in thousands)                                                        Increase
                                                                           ----------------
                                                  2002        2001            $          %
                                               --------     --------       -------      ---
         General and administrative            $  4,902     $  4,085        $  817      20%

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

         Research and Development Expenses
         ---------------------------------

         (in thousands)                                                        Increase
                                                                           ----------------
                                                  2002        2001            $          %
                                               --------     --------       -------     ----
         Research and development              $  2,960     $  2,084        $  876      42%

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

         Depreciation and Amortization Expenses
         --------------------------------------

         (in thousands)                                                        Increase
                                                                           ----------------
                                                  2002        2001            $          %
                                               --------     --------       -------     ----
         Depreciation and amortization         $  1,015     $    911        $  104      11%

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

         Provision for Income Taxes
         --------------------------
                                                                             2002
                                                       -----------------------------------------------
         (in thousands)                                  Spain              U.S.          Consolidated
                                                       --------          --------         ------------
         Income (loss) before income taxes             $ 6,913           $(2,743)           $ 4,170

         Provision (benefit) for income taxes            2,534              (933)             1,601

         Valuation allowance                                 -               933                933
                                                       -------           -------            -------
         Net provision for income taxes                  2,534                 -              2,534
                                                       -------           -------            -------
         Net income (loss)                             $ 4,379           $(2,743)           $ 1,636
                                                       =======           =======            =======
         Effective tax rate                                37%                0%                61%
                                                       =======           =======            =======

         We generated additional U.S. federal net operating loss carry-forwards in 2002. However, since we are not assured of future profitable domestic operations, we have recorded a valuation allowance for any future tax benefit of such losses in the U.S. Therefore, no benefit has been recognized with respect to U.S. losses reported in 2002. We recorded a provision for foreign income taxes totaling $2,534,000 (37% of Spanish pre-tax income) for the year ended December 31, 2002 compared to a provision for foreign income taxes of $2,452,000 in the prior year. The provision for income taxes for 2002 included approximately $2,304,000 as a result of reporting taxable income from operations in Spain and approximately $230,000 as a result of capital gains taxes arising from the sale of Biolid(R), Lactoliofil(R) and other drug licenses, whereas the provision for income taxes in the prior year included approximately $607,000 as a result of reporting taxable income from operations in Spain and approximately $1,845,000 as a result of capital gains taxes arising from the sale of drug licenses. The provision for income taxes would have been approximately $110,000 lower than reported, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar.

         Net Income
         ----------

         (in thousands)                                                                   Increase
                                                                                   --------------------
                                                       2002          2001              $            %
                                                      ------        ------          =======        ===
Net income                                           $ 1,636       $ 1,361          $   275        20%
                                                     =======       =======          =======        ===
Net income per common share:
   Basic                                             $  0.10       $  0.10          $     -          -
                                                     =======       =======          =======        ===
   Diluted                                           $  0.08       $  0.08          $     -          -
                                                     =======       =======          =======        ===

Weighted average common shares outstanding:
   Basic                                              16,569        14,196            2,373        17%
                                                     =======       =======          =======        ===
   Diluted                                            19,798        16,147            3,651        23%
                                                     =======       =======          =======        ===

         Including the $650,000 pre-tax gain on sale of the Biolid, Lactoliofil and other drug licenses, we reported income from operations of $4,032,000 for 2002 compared to income from operations of $3,862,000 (including $4,977,000 of pre-tax gain on sale of the Controlvas(R) drug license) in the prior year. Excluding the $650,000 pre-tax gain from the sale of drug licenses, income from operations for the year ended December 31, 2002 totaled $3,382,000 compared to a loss of $1,188,000 in the prior year. The combination of income from operations of $4,032,000 and the non-operating items, primarily the provision for income taxes of $2,534,000, resulted in net income of $1,636,000, or $.10 per basic common share ($.08 per diluted common share) on 16,569,000 weighted average basic common shares outstanding (19,798,000 weighted average diluted common shares outstanding) for 2002, compared to net income in the prior year of $1,361,000, or $.10 per basic common share ($.08 per diluted common share) on 14,196,000 weighted average basic common shares outstanding (16,147,000 weighted average diluted common shares outstanding).

Selected Quarterly Financial Data

         The following table sets forth certain operating data for our last eight quarters. We have derived this data from our unaudited quarterly financial statements.

                                                     Fiscal 2002                                      Fiscal 2003
                                    ------------------------------------------------  ---------------------------------------------
                                                                      Three Months Ended (Unaudited)
                                    ------------------------------------------------------------------------------------------------
                                    3/31/2002(a) 6/30/2002(a) 9/30/2002(a) 12/31/2002 3/31/2003   6/30/2003    9/30/2003  12/31/2003
                                    ------------------------------------------------- ----------------------------------------------
                                                                      (in thousands, except per share data)
Total revenues                        $  9,174     $  9,867    $  8,571    $ 11,524    $ 14,988    $ 16,754    $ 14,875    $ 18,059
Cost of sales                            3,776        4,249       3,579       4,873       6,121       6,819       5,744       7,715
                                      --------     --------    --------    --------    --------    --------    --------    --------
Gross profit                             5,398        5,618       4,992       6,651       8,867       9,935       9,131      10,344
Operating expenses                       4,715        4,743       4,300       5,519       6,213       6,619       6,290       7,726
Gain on sale of drug licenses               72          520           -          58           -           -           -           -
                                      --------     --------    --------    --------    --------    --------    --------    --------
Income from operations                     755        1,395         692       1,190       2,654       3,316       2,841       2,618
Other income/(expenses), net               (23)          10          67          84          29          18          20          24
Provision for income taxes                 597          886         468         583       1,151       1,805       1,513         954
                                      --------     --------    --------    --------    --------    --------    --------    --------
Net income                            $    135     $    519    $    291    $    691    $  1,532    $  1,529    $  1,348    $  1,688
                                      ========     ========    ========    ========    ========    ========    ========    ========

Net income per common share:
Basic                                 $   0.01     $   0.03    $   0.02    $   0.04    $   0.09    $   0.09    $   0.08    $   0.09
                                      ========     ========    ========    ========    ========    ========    ========    ========
Diluted                               $   0.01     $   0.03    $   0.01    $   0.03    $   0.08    $   0.07    $   0.06    $   0.08
                                      ========     ========    ========    ========    ========    ========    ========    ========

Weighted average common shares
  outstanding:
  Basic                                 14,634       16,823      17,377      17,405      17,455      17,534      17,911      19,071
                                      ========     ========    ========    ========    ========    ========    ========    ========
  Diluted                               17,922       20,484      20,706      20,121      20,350      20,878      22,228      22,418
                                      ========     ========    ========    ========    ========    ========    ========    ========

-------------

(a) Certain prior period amounts previously reported as cost of sales have been reclassified as a reduction of revenues to conform with the current period's presentation format. Such reclassifications are not considered material to the consolidated financial statements.

Liquidity and Capital Resources

         Total assets increased 55% from $64,692,000 at December 31, 2002 to $100,463,000 at December 31, 2003, while stockholders' equity increased 56% from $48,751,000 at December 31, 2002 to $76,165,000 at December 31, 2003. The
increase in stockholders' equity reflects primarily the net proceeds from the exercise of stock options and warrants totaling $15,222,000, the positive impact of the fluctuation of the Euro/US dollar exchange rate which totaled $5,585,000 and net income of $6,097,000.

         Working capital increased 49% from $30,703,000 at December 31, 2002 to $45,701,000 at December 31, 2003, primarily as a result of proceeds from exercises of stock options and warrants and positive cash flow from operations, which was partially offset by additions to fixed assets.

         Cash, cash equivalents and marketable securities increased 51% from $26,977,000 at December 31, 2002 to $40,645,000 at December 31, 2003, primarily as a result of net proceeds received from exercises of stock options and warrants totaling $15,222,000 and cash provided by operating activities of $8,168,000, partially offset by additions to fixed assets totaling $8,076,000 and additions to drug licenses and related costs of $2,298,000. Also included in cash and cash equivalents at December

31, 2003 are approximately $29,156,000 of short-term liquid investments considered to be cash equivalents.

         Receivables increased from $10,874,000 at December 31, 2002 to $18,036,000 at December 31, 2003 as a direct result of the increase in net product sales. Trade receivables comprise 90% of total 2003 receivables, totaling $16,233,000. Receivables at December 31, 2003 also include royalties receivable totaling $884,000 and taxes receivable totaling $953,000. Receivables increased by approximately $4,119,000 in local currency, but fluctuations in foreign currency exchange rates increased receivables reported in U.S. dollars by approximately $3,043,000. We have not experienced any material delinquencies on our receivables that have had a material effect on our financial position, results of operations or cash flows. Inventories increased from $5,133,000 at December 31, 2002 to $7,106,000 at December 31, 2003 primarily as a result of raw materials purchases and strategic increases in finished goods inventories in anticipation of continuing demand for our generic products. Inventories increased by approximately $801,000 in local currency, but fluctuations in foreign currency exchange rates increased inventories reported in U.S. dollars by approximately $1,172,000.

         The combined total of accounts payable and accrued expenses increased from $11,265,000 at December 31, 2002 to $17,257,000 at December 31, 2003,
primarily due to the effect of fluctuations in foreign currency exchange rates (approximately $2,864,000), accruals for taxes payable (approximately $1,784,000) and additions to fixed assets of $733,000.

         Short-term borrowings and current portion of long-term debt increased from $1,725,000 at December 31, 2002 to $1,985,000 at December 31, 2003, as a
result of the effect of fluctuations in foreign currency exchange rates partially offset by net repayment of short-term borrowings. The weighted average interest rate on our short-term borrowings and current portion of long-term debt is 3.8%.

         Long-term debt, which totaled $345,000 at December 31, 2002, increased to $369,000 during the year ended December 31, 2003 as a result of imputed interest on certain interest-free loans in Spain. The weighted average interest rate (including imputed interest) on our long-term debt is 5.6%.

         In addition to our short-term borrowings and long-term debt, we have fixed contractual obligations under various lease agreements. Our contractual obligations were comprised of the following as of December 31, 2003
(in thousands):

                                                                                            Payments Due By Period
                                                                         --------------------------------------------------------
                                                                         Less than 1        1 - 3           4 - 6          7 - 10
                                                           Total             year           years           years           years
                                                          -------        -----------        -----           -----          ------
Long-term debt, including imputed interest of $83          $  522          $   70          $  107          $  194          $  151
Capital leases                                                  -               -               -               -               -
Operating leases                                            1,405             708             686              11               -
Purchase obligations(1)                                         -               -               -               -               -
Other long-term liabilities(2)                              2,731              15           1,134           1,118             464
                                                           ------          ------          ------          ------          ------

Total contractual cash obligations(3)                      $4,658          $  793          $1,927          $1,323          $  615
                                                           ======          ======          ======          ======          ======

(1) Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above as our purchase orders represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time frame. We do not have agreements for the purchase of raw materials or other goods specifying minimum quantities. We also enter into contracts for outsourced services including payroll, information technology and maintenance; however, the obligations under these contracts are not significant and the contracts contain clauses allowing for cancellation at will, without significant penalty.

(2) Other long-term liabilities represents other long-term liabilities as reflected in the Company's Consolidated Balance Sheet as of December 31, 2003. These amounts are primarily tax payments due to the Spanish Ministry of Taxes from the sale of certain drug licenses in prior years.

(3) Not included in the chart above are key executive compensation agreements which have been entered into subsequent to December 31, 2003 whereby the Company is currently obligated to pay approximately $1,490,000 to its key executives in 2004 and $350,000 in 2005. Such agreements are generally for one to two years in duration.

         The expected timing of payments of the obligations discussed above are estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for obligations. Amounts disclosed as contingent or milestone-based obligations are dependent on the achievement of the milestones or the occurrence of the contingent events and can vary significantly.

         We do not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

         Operating activities for the year ended December 31, 2003 provided net cash of $8,168,000. Investing activities, primarily additions to machinery and equipment and capital improvements made to the manufacturing facility in Spain, the purchase of a commercial building in the U.S. and additions to drug licenses used net cash of $10,843,000 during the year ended December 31, 2003. Financing activities, consisting primarily of the proceeds received from the exercise of stock options and warrants (approximately $15,222,000), partially offset by net repayments of borrowings (approximately $21,000) provided net cash of $14,201,000 during the year ended December 31, 2003.

         In accordance with the terms of the license agreement whereby we granted to Auxilium an exclusive royalty-based worldwide license, to develop, market and sell a topical testosterone gel containing our CPE-215 technology, we have been earning and receiving royalty payments from Auxilium on Testim sales since the product launch in early 2003 and we expect to continue receiving royalty payments for the foreseeable future.

         We plan to continue making improvements to our manufacturing facility during 2004 that include the acquisition of additional manufacturing equipment and expansion of our warehouse, in order to accommodate our expected growth. We have budgeted approximately $4,600,000 for capital expenditures during 2004.

         Seasonality, Effect of Inflation and Liquidity. In the past, we have experienced lower sales in the third calendar quarter and higher sales in the fourth calendar quarter due to seasonality. As we market more pharmaceutical products whose sales are seasonal, seasonality of sales may become more significant. Neither inflation nor changing prices has materially impacted our revenues or income from operations for the periods presented. We expect to have sufficient liquidity to fund operations for at least the next twenty-four months. We continue to search both domestically and internationally for opportunities that will enable us to continue expanding our business and explore alternative financing sources for these activities, including the possibility of public and/or private offerings of our securities. In appropriate situations, that will be strategically determined, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

Critical Accounting Policies and Estimates

         Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2003. However, certain of our accounting policies are particularly important to the portrayal of our financial position, and results of operations and cash flows and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies and estimates include:

         o        Revenue recognition and accounts receivable.

                  o Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred when the customer takes possession of the products and/or risk of loss has passed to the customer. We provide our customers with a right of return. Revenue is recognized upon delivery of products, at which time a reserve for sales returns is recorded. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, Revenue Recognition When Right of Return Exists, and of allowances for doubtful accounts based on significant historical experience.

                  o Revenue from service, research and development, and licensing and supply agreements is recognized when the service procedures have been completed or as revenue recognition criteria have been met for each separate unit of accounting (as defined in Emerging Issues Task Force ("EITF") Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.)

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

         o Drug licenses and related costs. Drug licenses and related costs incurred in connection with acquiring licenses, patents and other proprietary rights related to our commercially developed products are capitalized. Capitalized drug licenses and related costs are being amortized on a straight-line basis for periods not exceeding 15 years from the dates of acquisition. Carrying values of such assets are reviewed at least annually by comparing the carrying amounts to their estimated undiscounted cash flows and adjustments are made for any diminution in value.

         o Provision for income taxes. We have provided for current and deferred U.S. federal, state and foreign income taxes for the current and all prior periods presented. Current and deferred income taxes have been provided with respect to jurisdictions where certain of our subsidiaries produce taxable income. We have provided a valuation allowance for the remainder of our deferred income taxes, consisting primarily of net operating loss carryforwards in the U.S., because of uncertainty regarding their realization.

                  Should we determine that it is more likely than not that we will realize certain of our net deferred tax assets for which we have previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. In addition, we operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that adequate consideration has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our financial position, results of operations or cash flows.

         o Foreign currency translation. The financial position, results of operations and cash flows of our foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of each foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses are credited to or charged against other comprehensive income (loss) in the Consolidated Balance Sheets. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

New Accounting Standards

         In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure in the summary of significant accounting policies, the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting For Stock Issued to Employees. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 were effective for fiscal years ending after December 15, 2002 and have been incorporated in the Notes to the accompanying Consolidated Financial Statements. The disclosure provisions for interim financial statements were effective for interim periods beginning after December 15, 2002. We have chosen not to adopt the fair value method of accounting for stock-based employee compensation at this time. Therefore, we continue to account for stock-based compensation utilizing the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25.

         In November 2002, the EITF issued EITF Issue No. 00-21, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting; arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and revenue recognition criteria should be considered individually for each separate unit of accounting. EITF Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption of EITF Issue No. 00-21 in our third quarter of 2003 has not had a material effect on our financial position, results of operations or cash flows for the year ended December 31, 2003. However, the adoption of EITF Issue No. 00-21 may require the deferral and recognition over extended periods, of certain up-front fees associated with our multiple element collaboration and license agreements and of our marketing, distribution and supply agreements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         Foreign Currency. A substantial amount of our business is conducted in Europe and is therefore influenced to the extent to which there are fluctuations in the U.S. Dollar's value against other currencies, specifically the Euro. The exchange rate at December 31, 2003 and 2002 was .80 Euros and .95 Euros per U.S. Dollar, respectively. The weighted average exchange rate for the years ended December 31, 2003, 2002 and 2001 was .89 Euros, 1.06 Euros and 1.12 Euros per U.S. Dollar, respectively. The effect of foreign currency fluctuations on long lived assets for the year ended December 31, 2003 was an increase of $5,585,000 and the cumulative historical effect was an increase of $5,169,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive income
(loss). Although exchange rates fluctuated significantly in recent years, we do not believe that the effect of foreign currency fluctuation is material to our results of operations as the expenses related to much of our foreign currency revenues are in the same functional currency as those revenues, the Euro. However, the carrying value of assets and liabilities can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, we do not plan to modify our business practices.

         We have relied primarily upon financing activities to fund our operations in the U.S. In the event that we are required to fund U.S. operations or cash needs with funds generated in Europe, currency rate fluctuations in the future could have a significant impact on us. However, at the present time, we do not anticipate altering our business plans and practices to compensate for future currency fluctuations.

         Interest Rates. The weighted average interest rate on our short-term borrowings and current portion of long-term debt is 3.8% and the balance outstanding is $1,915,000 as of December 31, 2003. A portion of our long-term borrowings is non-interest bearing and the balance outstanding on these borrowings at December 31, 2003 is $369,000 including imputed interest (ranging from 4.8% to 6.0%) of $83,000. The balance of our long-term borrowings of $70,000 bears interest at the rate of 2.9%. Consequently, the weighted average interest rate on our long-term borrowings is 5.6%. The effect of an increase in the interest rate of one percentage point (one hundred basis points) to 4.8% on short-term borrowings and to 6.6% on long-term borrowings would have the effect of increasing interest expense by approximately $24,000 annually.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         See Item 15 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable.

Item 9A. Controls and Procedures
         -----------------------

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

         Bentley carried out an evaluation, under the supervision and with the participation of Bentley's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bentley's disclosure controls and procedures. Based on that evaluation, Bentley's Chief Executive Officer and Chief Financial Officer concluded that (i) Bentley's disclosure controls and procedures were effective as of December 31, 2003 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Although Bentley's management continues to evaluate the internal control structure and strengthen Bentley's control procedures, particularly in connection with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, there have been no significant changes in Bentley's internal controls or in other factors which could significantly affect internal controls since that evaluation.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Name                                      Position
----                                      --------
James R. Murphy                  54       Chairman, President, Chief Executive Officer and Director

Michael McGovern                 60       Vice Chairman and Director

Robert M. Stote, M.D.            64       Senior Vice President, Chief Science Officer and Director

Michael D. Price                 46       Vice President, Chief Financial Officer, Treasurer, Secretary and Director

Robert J. Gyurik                 57       Vice President of Pharmaceutical  Development and  Director

Jordan A. Horvath                42       Vice President and General Counsel

Charles L. Bolling               80       Director

Miguel Fernandez                 73       Director

William A. Packer                68       Director

John W. Spiegel                  62       Director

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

         Michael McGovern has served as one of our directors since 1997 and was named Vice Chairman of Bentley in October 1999. Mr. McGovern serves as President of McGovern Enterprises, a provider of corporate and financial consulting services, which he founded in 1975. Mr. McGovern is Chairman of the Board of Specialty Surgicenters, Inc., is Vice Chairman of the Board of Employment Technologies, Inc. and is a Director on the corporate boards of Training Solutions Interactive, Inc. and the Reynolds

Development Company. Mr. McGovern received a B.S. and M.S. in accounting and his Juris Doctor from the University of Illinois. Mr. McGovern is a Certified Public Accountant.

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

         Michael D. Price became Chief Financial Officer, Vice President/Treasurer and Secretary of Bentley in October 1993, April 1993 and November 1992, respectively, and has served as one of our directors since 1995. He has served Bentley in other capacities since March 1992. Prior to joining Bentley, he was employed as a financial and management consultant with Carr Financial Group from March 1990 to March 1992. Prior thereto, he was employed as Vice President of Finance with Premiere Group, Inc. from June 1988 to February 1990. Prior thereto, Mr. Price was employed by Price Waterhouse (now PriceWaterhouseCoopers) from January 1982 to June 1988 where his last position with that firm was as an Audit Manager. Mr. Price received a B.S. in Business Administration with a concentration in Accounting from Auburn University and an M.B.A. from Florida State University. Mr. Price is a Certified Public Accountant licensed by the State of Florida.

         Robert J. Gyurik has served as one of our directors since 1998 and became Vice President of Pharmaceutical Development of Bentley in March 1999. Before joining Bentley, Mr. Gyurik was Manager of Development and Quality Control at MacroChem Corporation, a position he held from May 1993 to February 1999. From 1971 to 1993 Mr. Gyurik worked in various research and development positions at SmithKline Beecham. Prior thereto, Mr. Gyurik worked at Schering as a Medicinal Chemist. Mr. Gyurik received a B.A. in Biology and Chemistry from Immaculata College. Mr. Gyurik is a member of the American Chemical Society, International Society for Chronobiology and the New York Academy of Sciences.

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

         Miguel Fernandez has served as one of our directors since 1999. Mr. Fernandez served from 1980 to 1996 as President of the International Division and corporate Vice President at Carter-Wallace, Inc., where he was responsible for all product lines outside of the United States. Prior thereto, Mr. Fernandez was employed for approximately eight years by SmithKline & French, where his last position was President of the division that included France, Portugal and Switzerland. Before SmithKline, Mr. Fernandez served as Managing Director of Warner Lambert in Argentina for two years. From 1962 to 1970, Mr. Fernandez was employed by Merck/Frost in Canada. Mr. Fernandez attended the University of British Columbia in Canada and received an M.B.A. from the Ivey School of Business at the University of Western Ontario in London, Ontario, Canada. Mr. Fernandez has been retired since 1996.

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

         John W. Spiegel has served as one of our directors since June 2002. Mr. Spiegel has served as Vice Chairman and Chief Financial Officer of SunTrust Banks, Inc. since August 2000. From 1985 to August 2000, Mr. Spiegel was an Executive Vice President and Chief Financial Officer of SunTrust Banks. Mr. Spiegel also serves as Chairman of the Board of the Bank Administration Institute and on the Board of Directors of Rock-Tenn Company (RKT), the Woodruff Arts Center, the High Museum of Art, the American Cardiovascular Research Institute, and the Children's Healthcare of Atlanta. Mr. Spiegel is also a member of the Dean's Advisory Council of the Goizueta Business School at Emory University. Mr. Spiegel received an MBA from Emory University.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and any persons who own more than 10% of any class of our equity securities, to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and the American Stock Exchange and to furnish us with copies of such reports. To the best of our knowledge during the year ended December 31, 2003, all Section 16(a) filing requirements have been satisfied.

Item 11. Executive Compensation
         ----------------------

         The information called for by this item is incorporated by reference to our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         The information called for by this item is incorporated by reference to our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

         The information called for by this item is incorporated by reference to our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services
         --------------------------------------

         The information called for by this item is incorporated by reference to our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                                     Part IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K
              ---------------------------------------------------------------

                                                                     Page Herein
                                                                     -----------

(a)  The following documents are filed as a part of this report:

     (1) Financial Statements:

     Consolidated Financial Statements of
     Bentley Pharmaceuticals, Inc. and subsidiaries                  F-1 to F-31

                                  EXHIBIT INDEX

(3)  Exhibits filed as part of this report:

Exhibit
Number                               Description
------                               -----------

3.1 Articles of Incorporation of the Registrant, as amended and restated. (Reference is made to Appendix B to the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 18, 1999, Commission File No. 1-10581,which exhibit is incorporated herein by reference.)

3.2 Bylaws of the Registrant, as amended and restated. (Reference is made to Appendix C to the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 18, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

3.3 Rights Agreement, dated as of December 22, 1999, between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, including the form of Rights Certificate as Exhibit B thereto. (Reference is made to Exhibit 4.1 to the Registrant's Form 8-K, filed December 27, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.1 Registrant's Amended and Restated 1991 Stock Option Plan. (Reference is made to Appendix D to the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 18, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.2 Form of Non-qualified Stock Option Agreement under the Registrant's 1991 Stock Option Plan. (Reference is made to Exhibit 4.25 to the Registrant's Form 10-K for the period ended June 30, 1992, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

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

4.6 Registrant's 2001 Employee Stock Option Plan. (Reference is made to Appendix B to the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on April 9, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.7 Registrant's 2001 Directors' Stock Option Plan. (Reference is made to Appendix C to the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on April 9, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.8 Form of Stock Option contract under the Registrant's 2001 Employee Stock Option Plan. (Reference is made to Exhibit 4.8 to the Registrant's Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.9 Form of Stock Option contract under the Registrant's 2001 Directors' Stock Option Plan. (Reference is made to Exhibit 4.9 to the Registrant's Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.10*    Amendment No. 1 to the Registrant's 2001 Employee Stock Option Plan.

4.11*    Amendment No. 2 to the Registrant's 2001 Employee Stock Option Plan.

4.12*    Amendment No. 1 to the Registrant's 2001 Directors' Stock Option Plan.

4.13*    Amendment No. 2 to the Registrant's 2001 Directors' Stock Option Plan.


----------

*        Filed herewith.

Exhibit
Number                               Description
------                               -----------

10.1 Employment Agreement dated as of January 1, 2002 between the Registrant and James R. Murphy. (Reference is made to Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.2* Employment Agreement dated as of January 1, 2004 between the Registrant and Robert M. Stote, M.D.

10.3 Employment Agreement dated as of January 1, 2002 between the Registrant and Michael D. Price. (Reference is made to Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.4 Employment Agreement dated as of January 1, 2002 between the Registrant and Robert J. Gyurik. (Reference is made to Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.5 Agreement between the Registrant and Hsu dated February 1, 1999, effective as of December 31, 1998. (Reference is made to Exhibit 7.1 to the Registrant's Form 8-K filed February 26, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.6 License Agreement between the Registrant and Auxilium A2, Inc. dated May 31, 2000, including Amendment No. 1 thereto dated October 2000 and Amendment No. 2 dated May 31, 2001. (Reference is made to Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.7 Agreement between the Registrant and Pfizer Inc dated October 25, 2001. (Reference is made to Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.8 Supply Agreement, License Agreement and Rights Agreement between Laboratorios Belmac, S.A., Laboratorios Davur, S.L. and Teva Pharmaceutical Industries Ltd. dated July 18, 2000. (Reference is made to Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)


----------

*        Filed herewith.

Exhibit
Number                               Description
------                               -----------

10.9 Amendment No. 3 dated September 6, 2002 to License Agreement between the Registrant and Auxilium Pharmaceuticals, Inc. dated May 31, 2000. (Reference is made to Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 2002, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.10 License Agreement between the Registrant and Auxilium Pharmaceuticals, Inc. dated May 31, 2001 relating to products using Dihydrotestosterone. (Reference is made to Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 2002, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.11 Amendment No. 1 dated September 6, 2002 to License Agreement between the Registrant and Auxilium Pharmaceuticals, Inc. dated May 31, 2001 related to products using Dihydrotestosterone. (Reference is made to Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 2002, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.12* Amendment dated October 14, 2003 to the Agreement between the Registrant and Pfizer Inc dated October 25, 2001.

21.1*    Subsidiaries of the Registrant.

23.1*    Independent Auditors' Consent.

31.1* Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------

*        Filed herewith.

(b) Reports on Form 8-K filed during the fiscal quarter ended December 31, 2003:

         On October 29, 2003, a Report on Form 8-K was filed under Items 7 and 12 which disclosed the press release dated October 29, 2003 reporting financial results of the Registrant for the three and nine months ended September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BENTLEY PHARMACEUTICALS, INC.
                                      By: /s/ James R. Murphy
                                          --------------------------------------
                                          James R. Murphy
                                          Chairman, President and
                                          Chief Executive Officer
                                          Date:  March 4, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                  Date
---------                                   -----                                  ----
/s/ James R. Murphy                         Chairman, President,               March 4, 2004
-----------------------------------         Chief Executive Officer
James R. Murphy                             and Director (principal
                                            executive officer)


/s/ Michael McGovern                        Vice Chairman and Director         March 4, 2004
-----------------------------------
Michael McGovern

/s/ Robert M. Stote                         Senior Vice President,             March 4, 2004
-----------------------------------         Chief Science Officer and
Robert M. Stote, M.D.                       Director


/s/ Michael D. Price                        Vice-President,                    March 4, 2004
-----------------------------------         Chief Financial Officer,
Michael D. Price                            Treasurer, Secretary and
                                            Director (principal
                                            financial and accounting officer)


/s/ Robert J. Gyurik                        Vice President of                  March 4, 2004
-----------------------------------         Pharmaceutical Development
Robert J. Gyurik                            and Director


/s/ Charles L. Bolling                      Director                           March 4, 2004
-----------------------------------
Charles L. Bolling

/s/ Miguel Fernandez                        Director                           March 4, 2004
-----------------------------------
Miguel Fernandez

/s/ William A. Packer                       Director                           March 4, 2004
-----------------------------------
William A. Packer

/s/ John W. Spiegel                         Director                           March 4, 2004
-----------------------------------
John W. Spiegel

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES


                                                                          Page
                                                                          ----

Independent Auditors' Report..............................................F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002..............F-3

Consolidated Income Statements and Statements of Comprehensive
  Income for the years ended December 31, 2003, 2002 and 2001.............F-4

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2003, 2002 and 2001....................F-5

Consolidated Statements of Cash Flows for the years
  ended December 31, 2003, 2002 and 2001..................................F-6

Notes to Consolidated Financial Statements................................F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Bentley Pharmaceuticals, Inc.
Exeter, New Hampshire

We have audited the accompanying consolidated balance sheets of Bentley Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated income statements and statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 4, 2004

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)                          December 31,     December 31,
                                                                   2003             2002
                                                               ------------     ------------
ASSETS
------
Current assets:
  Cash and cash equivalents                                    $  39,393        $  26,581
  Marketable securities                                            1,252              396
  Receivables, net                                                18,036           10,874
  Inventories, net                                                 7,106            5,133
  Deferred taxes                                                     213              123
  Prepaid expenses and other                                         899              865
                                                               ---------        ---------
    Total current assets                                          66,899           43,972
                                                               ---------        ---------
Non-current assets:
  Fixed assets, net                                               18,566            9,565
  Drug licenses and related costs, net                            13,818           10,975
  Restricted cash                                                  1,000                -
  Other                                                              180              180
                                                               ---------        ---------
    Total non-current assets                                      33,564           20,720
                                                               ---------        ---------
                                                               $ 100,463        $  64,692
                                                               =========        =========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
---------------------------------------
Current liabilities:
  Accounts payable                                             $  10,154        $   7,206
  Accrued expenses                                                 7,103            4,059
  Short-term borrowings                                            1,915            1,598
  Current portion of long-term debt                                   70              127
  Deferred income                                                  1,956              279
                                                               ---------        ---------
    Total current liabilities                                     21,198           13,269
                                                               ---------        ---------
Non-current liabilities:
  Deferred taxes                                                   2,555            2,141
  Long-term debt                                                     369              345
  Other                                                              176              186
                                                               ---------        ---------
    Total non-current liabilities                                  3,100            2,672
                                                               ---------        ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value, authorized 2,000 shares,
    issued and outstanding, none                                       -                -
  Common stock, $.02 par value, authorized 100,000 shares,
    issued and outstanding, 20,573 and 17,404 shares                 412              348
  Stock purchase warrants (to purchase 420 and 3,292
    shares of common stock)                                          333              431
  Additional paid-in capital                                     136,850          121,084
  Accumulated deficit                                            (66,599)         (72,696)
  Accumulated other comprehensive income (loss)                    5,169             (416)
                                                               ---------        ---------
    Total stockholders' equity                                    76,165           48,751
                                                               ---------        ---------
                                                               $ 100,463        $  64,692
                                                               =========        =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                     AND STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)                   For the Year Ended
                                                           December 31,
                                                --------------------------------
                                                   2003        2002       2001
                                                --------    --------    --------
Revenues:
   Net product sales                            $ 62,955    $ 38,718    $ 26,411
   Licensing and collaboration revenues            1,721         418           -
                                                --------    --------    --------
    Total revenues                                64,676      39,136      26,411

Cost of net product sales                         26,399      16,477      11,462
                                                --------    --------    --------

Gross profit                                      38,277      22,659      14,949
                                                --------    --------    --------

Operating expenses:
  Selling and marketing                           14,212      10,400       9,057
  General and administrative                       7,001       4,902       4,085
  Research and development                         4,295       2,960       2,084
  Depreciation and amortization                    1,340       1,015         911
                                                --------    --------    --------

    Total operating expenses                      26,848      19,277      16,137
                                                --------    --------    --------

Income (loss) from operations
  before sale of drug licenses                    11,429       3,382      (1,188)

Gain on sale of drug licenses                          -         650       5,050
                                                --------    --------    --------

Income from operations                            11,429       4,032       3,862
                                                --------    --------    --------

Other income (expenses):

  Interest income                                    332         279         168
  Interest expense                                  (228)       (209)       (244)
  Other, net                                         (13)         68          27
                                                --------    --------    --------

Income before income taxes                        11,520       4,170       3,813

Provision for income taxes                         5,423       2,534       2,452
                                                --------    --------    --------

Net income                                      $  6,097    $  1,636    $  1,361
                                                ========    ========    ========

Net income per common share:
  Basic                                         $   0.34    $   0.10    $   0.10
                                                ========    ========    ========
  Diluted                                       $   0.28    $   0.08    $   0.08
                                                ========    ========    ========

Weighted average common shares outstanding:
  Basic                                           17,997      16,569      14,196
                                                ========    ========    ========
  Diluted                                         21,637      19,798      16,147
                                                ========    ========    ========

Net income                                      $  6,097    $  1,636    $  1,361
Other comprehensive income (loss):
  Foreign currency translation gains (losses)      5,585       3,054        (842)
                                                --------    --------    --------
Comprehensive income                            $ 11,682    $  4,690    $    519
                                                ========    ========    ========





The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


(in thousands, except per share data)              $.02 Par Value                                      Accumulated
                                                    Common Stock       Stock    Additional                Other
                                                -------------------   Purchase    Paid-In  Accumulated Comprehensive
                                                 Shares     Amount    Warrants    Capital    Deficit   Income (Loss)   Total
                                                --------   --------   --------  ----------   --------  ------------- --------
Balance at December 31, 2000                      13,914   $    278   $    632    $ 95,227   $(75,693)   $ (2,628)   $ 17,816
   Exercise of stock options and warrants            171          4          -         443          -           -         447
   Exercise of underwriter's Class A warrants        460          9       (199)      1,570          -           -       1,380
   Equity based compensation                          40          1          -         261          -           -         262
   Foreign currency translation adjustment             -          -          -           -          -        (842)       (842)
   Net income                                          -          -          -           -      1,361           -       1,361
                                                --------   --------   --------    --------   --------    --------    --------
Balance at December 31, 2001                      14,585        292        433      97,501    (74,332)     (3,470)     20,424
   Offering of common stock, net                   2,500         50          -      22,058          -           -      22,108
   Exercise of stock options and warrants            304          6         (2)      1,369          -           -       1,373
   Equity based compensation                          15          -          -         156          -           -         156
   Foreign currency translation adjustment             -          -          -           -          -       3,054       3,054
   Net income                                          -          -          -           -      1,636           -       1,636
                                                --------   --------   --------    --------   --------    --------    --------
Balance at December 31, 2002                      17,404        348        431     121,084    (72,696)       (416)     48,751
   Exercise of stock options and warrants          3,111         62        (98)     15,258          -           -      15,222
   Equity based compensation                          58          2          -         508          -           -         510
   Foreign currency translation adjustment             -          -          -           -          -       5,585       5,585
   Net income                                          -          -          -           -      6,097           -       6,097
                                                --------   --------   --------    --------   --------    --------    --------
Balance at December 31, 2003                      20,573   $    412   $    333    $136,850   $(66,599)   $  5,169    $ 76,165
                                                ========   ========   ========    ========   ========    ========    ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                        For the Year Ended
                                                                         December 31,
                                                              -----------------------------------
                                                                 2003         2002         2001
                                                              ---------    ---------    ---------
Cash flows from operating activities:
  Net income                                                  $   6,097    $   1,636    $   1,361
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Gain on sale of drug licenses                                     -         (650)      (5,050)
    Depreciation and amortization                                 2,479        1,584        1,235
    Foregiveness of related party loans                             302           98           98
    Equity-based compensation expense                               510          156          262
    Other non-cash items                                           (163)         597         (286)
    (Increase) decrease in assets and
      increase (decrease) in liabilities:
      Receivables                                                (3,673)      (1,949)      (2,060)
      Inventories                                                  (801)      (1,796)        (864)
      Deferred foreign taxes                                        (55)          45        1,629
      Prepaid expenses and other current assets                    (362)        (357)         100
      Other assets                                                  (18)          24          (11)
      Accounts payable and accrued expenses                       2,682        1,855        3,306
      Deferred income                                             1,180         (217)         496
      Other liabilities                                             (10)          23          (77)
                                                              ---------    ---------    ---------
        Net cash provided by operating activities                 8,168        1,049          139
                                                              ---------    ---------    ---------

Cash flows from investing activities:
  Proceeds from sale of investments                             225,750       56,190       31,645
  Purchase of investments                                      (226,219)     (56,314)     (31,567)
  Proceeds from sale of drug licenses                                 -          656        2,698
  Additions to fixed assets                                      (8,076)      (3,432)      (1,595)
  Additions to drug licenses and related costs                   (2,298)        (796)        (437)
                                                              ---------    ---------    ---------
        Net cash (used in) provided by investing activities     (10,843)      (3,696)         744
                                                              ---------    ---------    ---------


                          (Continued on following page)



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

(in thousands)                                                                      For the Year Ended
                                                                                        December 31,
                                                                              --------------------------------
                                                                                2003        2002        2001
                                                                              --------    --------    --------
Cash flows from financing activities:
  Proceeds from exercise of stock options/warrants                            $ 15,222    $  1,375    $  1,827
  Proceeds from offering of common stock, net                                        -      22,108           -
  Repayment of borrowings                                                       (3,577)     (3,039)     (4,219)
  Proceeds from borrowings                                                       3,556       2,841       2,514
  Increase in restricted cash                                                   (1,000)          -           -
                                                                              --------    --------    --------
        Net cash provided by financing activities                               14,201      23,285         122
                                                                              --------    --------    --------

Effect of exchange rate changes on cash                                          1,286         207         (85)
                                                                              --------    --------    --------

Net increase in cash and cash equivalents                                       12,812      20,845         920

Cash and cash equivalents at beginning of year                                  26,581       5,736       4,816
                                                                              --------    --------    --------

Cash and cash equivalents at end of year                                      $ 39,393    $ 26,581    $  5,736
                                                                              ========    ========    ========

Supplemental Disclosures of Cash Flow Information
The Company paid cash during the year for:
    Interest                                                                  $    203    $    202    $    247
                                                                              ========    ========    ========
    Taxes                                                                     $  4,862    $  2,164    $    317
                                                                              ========    ========    ========


Supplemental Disclosures of Non-Cash Financing and Investing Activities The
Company has issued or is obligated to issue Common Stock in
  exchange for services as follows:
    Shares                                                                          58          15          40
                                                                              ========    ========    ========
    Amount                                                                    $    505    $    151    $    233
                                                                              ========    ========    ========

Included in year-end accounts payable are fixed asset and
  drug license purchases totaling:                                            $  1,721    $    922    $    514
                                                                              ========    ========    ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND OPERATIONS

         Bentley Pharmaceuticals, Inc. and Subsidiaries (which may be referred to as Bentley Pharmaceuticals, Bentley or the Company) is a U.S.-based international specialty pharmaceutical company, incorporated in the State of Delaware, operating in two business segments: research, development and licensing/commercialization of advanced drug delivery technologies and pharmaceutical products; and development, licensing and sales of generic and branded pharmaceutical products and the manufacturing of pharmaceuticals for others. In the research and development segment based in the U.S., the Company owns U.S. and international patent and other proprietary rights to technologies that enhance or facilitate the absorption of drugs across biological membranes. The Company is developing products incorporating these technologies and seeks to form strategic alliances with other pharmaceutical and biotechnology companies to facilitate the development and commercialization of its products. The Company currently has strategic alliances with various companies in the pharmaceutical industry and is in preliminary discussions to form additional alliances with several others.

         In the pharmaceutical product sales segment based in Spain, the Company manufactures and markets branded and generic pharmaceutical products within four primary therapeutic areas: cardiovascular, gastrointestinal, infectious and neurological diseases. In addition, the Company licenses the right to register and market its pharmaceutical products in other foreign countries. The Company also provides contract manufacturing services for pharmaceutical products to be sold both within Spain and in other foreign countries in connection with its international license agreements. The Company has also recently developed a strategy to introduce certain of its generic pharmaceutical products into the U.S. marketplace.

         The Company anticipated the opportunities that the emerging generic drug market in Spain presented and began taking measures over four years ago to enter the Spanish generic drug market. The Company created Laboratorios Davur and Laboratorios Rimafar, wholly-owned subsidiaries of its Spanish entity, Laboratorios Belmac, to register, market and distribute generic pharmaceutical products in Spain and began aligning its business model to be competitive, including hiring and training a new generic sales force, submission of generic-equivalent products to the Spanish Ministry of Health for approval and a marketing campaign designed to position its Spanish generic subsidiaries as leaders in the Spanish generic drug market. In July 2000, the Company entered into a strategic alliance with Teva Pharmaceutical Industries, Ltd. (Teva), whereby the Company has received the right to register and market in Spain certain of Teva's pharmaceutical products, representing more than 25 different chemical entities. Teva also entered into a supply agreement with the Company pursuant to which Teva will manufacture the products and supply them to the Company for marketing and sale in Spain. Teva was also granted a right of first refusal to acquire Laboratorios Davur in the event that the Company decides to sell that subsidiary or its direct parent, Laboratorios Belmac. The Company also granted Teva the right to bid for Laboratorios Belmac in the event the Company intends to sell that subsidiary.

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

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Bentley Park, L.L.C.; Bentley Healthcare Corporation and its wholly-owned subsidiary, Belmac Hygiene, Inc.; Belmac Health Corporation; Belmac Holdings, Inc. and its wholly-owned subsidiary, Belmac A.I., Inc.; B.O.G. International Finance, Inc.; and Belmac Jamaica, Ltd. All inter-company balances have been eliminated in consolidation. The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of each foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses are credited to or charged against other comprehensive income (loss) in the Consolidated Balance Sheets. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

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

Cash and cash equivalents and restricted cash

         The Company considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents for purposes of classification in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. Investments in securities that do not meet the definition of cash equivalents are classified as marketable securities in the Consolidated Balance Sheets.

         Included in cash and cash equivalents at December 31, 2003 and 2002 are approximately $29,156,000 and $23,360,000, respectively, of short-term investments considered to be cash equivalents, as the remaining maturity dates of such investments were three months or less when purchased.

         The Company acquired intellectual property during the year ended December 31, 2003 for $1,000,000 plus future royalties on sales and licensing income. In connection with the acquisition, the Company obtained a renewable, irrevocable letter of credit in the amount of $1,000,000 in favor of the assignor to guarantee future royalty payments. The $1,000,000 used to secure the letter of credit has been classified as restricted cash in the Consolidated Balance Sheets as of December 31, 2003.

Marketable securities

         The Company has investments in securities, with maturities of greater than three months when purchased, totaling $1,252,000, which are classified as available-for-sale as of December 31, 2003, compared to $396,000 as of December 31, 2002. The Company's investments are carried at amortized cost which approximates fair value due to the short-term nature of these investments. Accordingly, no unrealized gains or losses have been recognized on these investments. Should the fair values differ significantly from the amortized costs, unrealized gains or losses would be included as a component of other comprehensive income (loss).

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Inventories

         Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand.

Fixed assets

         Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the following estimated economic lives of the assets:

                                                                         Years
                                                                         -----
Buildings and improvements...............................................  30
Equipment................................................................ 3-7
Furniture and fixtures................................................... 5-7
Other....................................................................   5

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

Drug licenses and related costs

         Drug licenses and related costs incurred in connection with acquiring licenses, patents, and other proprietary rights related to the Company's commercially developed products are capitalized. Capitalized drug licenses and related costs are amortized on a straight-line basis for periods not exceeding fifteen years from the dates of acquisition. Carrying values of such assets are reviewed at least annually by the Company, by comparing the carrying amounts to their estimated undiscounted cash flows, and adjustments are made for any diminution in value. In accordance with the guidelines in Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, the Company determined it has one reporting unit. The Company performed a review for diminution in value and has concluded that no diminution in value has occurred. The Company has also reassessed the useful lives of its drug licenses and related costs and determined the useful lives are appropriate in determining amortization expense.

Fair value of financial instruments

         The carrying amounts of cash, cash equivalents, marketable securities, receivables, accounts payable, accrued expenses and short-term borrowings approximate fair value because of their short-term nature. The carrying amount of the Company's long-term obligations approximates fair value given the amounts outstanding at December 31, 2003 and 2002.

         The fair value information presented herein is based on information available to management as of December 31, 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore the current estimates of fair value may differ significantly from the amounts presented herein.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Revenue recognition

         Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred when the customer takes possession of the products. The Company provides its customers with a limited right of return. Revenue is recognized upon delivery and a reserve for sales returns is recorded. The Company has demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, and of allowances for doubtful accounts based on significant historical experience.

         Revenue from service, research and development, and licensing and supply agreements is recognized when the service procedures have been completed or as revenue recognition criteria have been met for each separate unit of accounting as defined in Emerging Issues Task Force ("EITF") Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. At December 31, 2003, the Company has deferred the recognition of approximately $634,000 in royalties and $1,322,000 of licensing, collaboration or other revenues which currently do not meet the requirements for revenue recognition.

Research and development

         Research and development costs are expensed when incurred.

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

Basic and diluted net income per common share

         Basic and diluted net income per common share is based on the weighted average number of shares of Common Stock outstanding during each period. The effect of the Company's outstanding stock options and stock purchase warrants were considered in the diluted net income per share calculation for the years ended December 31, 2003, 2002 and 2001.

         The following is a reconciliation between basic and diluted net income per common share for the years ended December 31, 2003, 2002 and 2001. Dilutive securities issuable for the years ended December 31, 2003, 2002 and 2001 include approximately 1,441,000, 1,309,000 and 663,000 shares, respectively, issuable as a result of Class B Warrants, and approximately 2,199,000, 1,920,000 and 1,288,000 shares, respectively, issuable as a result of various stock options and warrants outstanding.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         For The Year Ended December 31, 2003
         ------------------------------------
                                                                                               Effect of
                                                                                    Basic       Dilutive       Diluted
                                                                                     EPS       Securities        EPS
                                                                                   ------      ----------      -------
                                                                                  (In Thousands, Except Per Share Data)
Net income....................................................................     $  6,097     $      -      $  6,097
Weighted average common shares outstanding....................................       17,997        3,640        21,637
Net income per common share...................................................     $   0.34     $  (0.06)     $   0.28


         For The Year Ended December 31, 2002
         ------------------------------------
                                                                                               Effect of
                                                                                    Basic       Dilutive       Diluted
                                                                                     EPS       Securities        EPS
                                                                                   ------      ----------      -------
                                                                                  (In Thousands, Except Per Share Data)
Net income....................................................................     $  1,636     $      -      $  1,636
Weighted average common shares outstanding....................................       16,569        3,229        19,798
Net income per common share...................................................     $   0.10     $  (0.02)     $   0.08


         For The Year Ended December 31, 2001
         ------------------------------------
                                                                                               Effect of
                                                                                    Basic       Dilutive       Diluted
                                                                                     EPS       Securities        EPS
                                                                                   ------      ----------      -------
                                                                                  (In Thousands, Except Per Share Data)
Net income....................................................................     $  1,361     $      -      $  1,361
Weighted average common shares outstanding....................................       14,196        1,951        16,147
Net income per common share...................................................     $   0.10     $  (0.02)     $   0.08


         For the years ended December 31, 2003, 2002 and 2001, warrants and options to purchase 237,000, 324,000 and 467,000 shares of Common Stock, respectively, were excluded from the diluted EPS presentation because their exercise prices were greater than the average fair value of the Common Stock.

Comprehensive income

         The Company applies SFAS No. 130, Reporting Comprehensive Income, which requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income includes foreign currency translation gains (losses) and unrealized gains (losses) on its investments that are considered available-for-sale.

Stock-based compensation plans

         The Company has stock-based employee compensation plans that are described more fully in Note 11. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Options granted under these plans have exercise prices equal to or greater than the market value of the underlying

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


common stock on the dates of grant, which is generally the date on which compensation is measured. In addition to these plans, the Company also sponsors a 401(k) Plan for eligible employees and matches eligible contributions with shares of the Company's Common Stock. From time to time, at the discretion of the Corporate Governance and Compensation Committee of the Board of Directors (the Compensation Committee), the Company grants shares of its Common Stock to employees in lieu of cash compensation. Related stock-based employee compensation costs are reflected in the Consolidated Income Statements and Statements of Cash Flows.

         The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                   2003               2002                 2001
                                                                   ----               ----                 ----
                                                                        (In Thousands, Except Per Share Data)
Net income, as reported.....................................     $  6,097          $   1,636           $    1,361

Add: Stock-based employee compensation expense included
  in reported net income....................................          510                156                  262

Deduct: Total stock-based employee compensation expense
  determined under fair value method for all awards.........       (3,232)            (3,829)              (2,302)
                                                                 --------          ----------          -----------
Pro forma net income (loss).................................     $  3,375          $  (2,037)          $     (679)
                                                                 ========          ==========          ===========

Net income (loss) per share:
    Basic - as reported.....................................     $   0.34          $    0.10           $     0.10
                                                                 ========          ==========          ===========
    Basic - pro forma.......................................     $   0.19          $   (0.12)          $    (0.05)
                                                                 ========          ==========          ===========

    Diluted - as reported...................................     $   0.28          $    0.08           $     0.08
                                                                 ========          ==========          ===========
    Diluted - pro forma.....................................     $   0.16          $   (0.12)          $    (0.05)
                                                                 ========          ==========          ===========

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         The preceding pro forma results were calculated using the Black-Scholes option pricing model with the following weighted average assumptions (results may vary depending on the assumptions applied within the model):

                                                 Year Ended December 31,
                                                 -----------------------
                                              2003        2002         2001
                                              ----        ----         ----
                                           (In Thousands, Except Per Share Data)

      Risk free interest rate............     3.86%       5.08%        5.18%
      Dividend yield.....................     0.00%       0.00%        0.00%
      Expected life......................   5 years     5 years     10 years
      Volatility.........................    54.12%      57.61%      140.81%
      Fair value of options granted......     $5.03       $5.58        $3.72

         Stock or other equity-based compensation for non-employees is accounted for under the fair value method as required by SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and other related interpretations.

Segments of an enterprise and related information

         SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company operates in two business segments that are in two geographical locations. See Note 14 for the disclosures required by SFAS No. 131.

Recently issued accounting pronouncements

         In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure in the summary of significant accounting policies, the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 were effective for fiscal years ending after December 15, 2002 and have been incorporated in the Notes to the accompanying Consolidated Financial Statements. The disclosure provisions for interim financial statements were effective for interim periods beginning after December 15, 2002. We have chosen not to adopt the fair value method of accounting for stock-based employee compensation at this time. Accordingly, we continue to account for stock-based compensation utilizing the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         In November 2002, the EITF released Issue No. 00-21, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting; arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and revenue recognition criteria should be considered individually for each separate unit of accounting. EITF Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption of EITF Issue No. 00-21 in our third quarter of 2003 has not had a material effect on our financial position, results of operations or cash flows for the year ended December 31, 2003. However, the adoption of EITF Issue No. 00-21 may require the deferral and recognition over extended periods, of certain up-front fees associated with our multiple element collaboration and license agreements and of our marketing, distribution and supply agreements.

Reclassifications

         Certain prior year amounts have been reclassified to conform with the current year's presentation format. Such reclassifications did not have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 3 - RECEIVABLES

         Receivables consist of the following:
                                                                                                  December 31,
                                                                                            ----------------------
                                                                                               2003         2002
                                                                                            --------      --------
                                                                                                (In Thousands)
Trade receivables (of which $1,914 and $1,340, respectively, collateralize short-term
  borrowings with Spanish financial institutions) ...................................       $ 16,233      $  9,829
VAT, income and social security taxes receivable ....................................            953         1,033
Royalties receivable ................................................................            884             -
Other ...............................................................................            126           112
                                                                                            --------      --------
                                                                                              18,196        10,974
Less-allowance for doubtful accounts ................................................           (160)         (100)
                                                                                            --------      --------
                                                                                            $ 18,036      $ 10,874
                                                                                            ========      ========

         The following is a summary of the activity related to our allowance for doubtful accounts:

                                               Year Ended         Year Ended           Year Ended
                                           December 31, 2003   December 31, 2002   December 31, 2001
                                           -----------------   -----------------   -----------------
                                                                 (In Thousands)
Balance at beginning of year ...........        $ 100                $  66                $  13
Provisions charged to costs and expenses          102                   64                   54
Write-offs reducing provisions .........          (64)                 (45)                   -
Effect of foreign currency .............           22                   15                   (1)
                                                -----                -----                -----
Balance at end of year .................        $ 160                $ 100                $  66
                                                =====                =====                =====

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4 - INVENTORIES

         Inventories consist of the following:

                                                           December 31,
                                                        -----------------
                                                        2003         2002
                                                        ----         ----
                                                           (In Thousands)

Raw materials........................................ $ 5,351      $  3,518
Finished goods.......................................   1,829         1,677
                                                      -------      --------
                                                        7,180         5,195
Less-allowance for slow moving inventory.............     (74)          (62)
                                                      -------      --------
                                                      $ 7,106      $  5,133
                                                      =======      ========

          The following is a summary of the activity related to our allowance for slow moving inventory:


                                                                 Year Ended           Year Ended          Year Ended
                                                              December 31, 2003   December 31, 2002   December 31, 2001
                                                              -----------------   -----------------   -----------------
                                                                                   (In Thousands)
Balance at beginning of year...............................       $   62               $   54               $   61
Provisions charged to costs and expenses...................            -                    -                    -
Write-offs reducing provisions.............................            -                   (1)                  (4)
Effect of foreign currency.................................           12                    9                   (3)
                                                                  ------               ------               ------
Balance at end of year.....................................       $   74               $   62               $   54
                                                                  ======               ======               ======

NOTE 5 - FIXED ASSETS

         Fixed assets consist of the following:

                                                            December 31,
                                                         ------------------
                                                         2003          2002
                                                         ----          ----
                                                           (In Thousands)
Land...............................................  $     1,900   $       930
Buildings and improvements.........................        9,085         5,576
Equipment..........................................       10,953         5,197
Furniture and fixtures.............................        1,497         1,006
Leasehold improvements.............................           43            52
                                                     -----------   -----------
                                                          23,478        12,761
Less-accumulated depreciation......................       (4,912)       (3,196)
                                                     ------------  ------------
                                                     $    18,566   $     9,565
                                                     ===========   ===========

         In order to support the Company's growth in Europe, it is adding additional capacity to its manufacturing facility through a series of improvements. During the year ended December 31, 2003, the Company invested approximately $1,239,000 renovating the facility and approximately $4,136,000 for machinery and equipment including new high speed manufacturing and packaging equipment.

         The Company also purchased a 15,700 square foot commercial building located on approximately 14 acres of land in Exeter, New Hampshire for approximately $1,800,000 in January 2003. The purchase included furniture and fixtures in the building and the purchase price was allocated to the following components in accordance with their relative fair market values: land - $786,000, buildings - $911,000, and furniture and fixtures - $103,000. The Company moved its corporate headquarters into the purchased building in April 2003. As a result of the move, the Company abandoned its former office space.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The remaining lease costs and costs for the abandonment of leasehold improvements totaling $44,000 were charged to general and administrative expenses in the Consolidated Income Statements for the year ended December 31, 2003. The lease agreement for the former office space ended in February 2004.

         Depreciation expense of approximately $368,000, $212,000 and $139,000 has been charged to operations as a component of depreciation and amortization expense in the Consolidated Income Statements for the years ended December 31, 2003, 2002 and 2001, respectively. The Company has included depreciation totaling approximately $1,139,000, $569,000 and $324,000 in cost of net product sales during the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 6 - DRUG LICENSES AND RELATED COSTS

         Drug licenses and related costs consist of the following:

                                                       December 31,
                                                    ------------------
                                                    2003          2002
                                                    ----          ----
                                                      (In Thousands)
Drug licenses and related costs................ $   18,102    $   13,908
Less-accumulated amortization..................     (4,284)       (2,933)
                                                ----------    ----------
                                                $   13,818    $   10,975
                                                ==========    ==========

         The Company acquired intellectual property during the year ended December 31, 2003 for $1,000,000 plus future royalties on sales and licensing income (See Notes 2 and 15).

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

         Amortization expense for drug licenses and related costs was approximately $972,000, $803,000 and $772,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and has been recorded in depreciation and amortization expense in the accompanying Consolidated Income Statements.

         Amortization expense for existing drug licenses and related costs for each of the five years ending December 31, 2008 and for all remaining years thereafter is estimated to be approximately $1,047,000 and $8,583,000, respectively.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7 - RELATED PARTY NOTES

         There are no Related Party Receivables from executive officers or directors at December 31, 2003. In March 2000, the Company provided loans to each of Messrs. Murphy, Price and Gyurik, who are executive officers of the Company, in the amounts of $250,000, $50,000 and $140,000, respectively, which Messrs. Murphy, Price and Gyurik used to pay income taxes on equity-based compensation received in the prior year. In December 2001, the Compensation Committee of the Company's Board of Directors agreed to amend the loan agreements resulting in the forgiveness of principal and accrued interest totaling approximately $56,000, $11,000 and $31,000, due from Messrs. Murphy, Price and Gyurik, respectively. The amounts forgiven were applied first to unpaid accrued interest and then to principal. These amounts were recorded as compensation expense during the year ended December 31, 2001 and treated as taxable income to the respective executives.

         In January 2002, the Compensation Committee agreed to amend the loan agreements, resulting in the forgiveness of principal and accrued interest totaling approximately the same amounts as in December 2001 and the reduction in the number of shares collateralizing the remaining loan amounts to 18,700, 4,000 and 10,700 shares of the Company's Common Stock owned by Messrs. Murphy, Price and Gyurik, respectively. These amounts were recorded as compensation expense during the year ended December 31, 2002 and treated as taxable income to the respective executives.

         In March 2003, the Compensation Committee agreed to amend the loan agreements, resulting in the forgiveness of the remaining aggregate principal of $294,000 and accrued interest on the loan balances of $8,000. As of March 31, 2003, the balance outstanding related to these loans was reduced to zero. These amounts were recorded as compensation expense during the year ended December 31, 2003 and treated as taxable income to the respective executives.

         Of the balances outstanding at December 31, 2002 approximately $301,000 was included in prepaid expenses and other current assets in the Consolidated Balance Sheets. Accrued interest on such loans totaled approximately $7,000 at December 31, 2002.

NOTE 8 - ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                        December 31,
                                                      ------------------
                                                      2003         2002
                                                      ----         ----
                                                        (In Thousands)
Foreign income taxes payable.......................  $  1,940   $  1,177
Allowance for sales returns........................       446        349
Accrued payroll....................................       952        756
Spanish pharmaceutical taxes payable...............     1,586        565
Other accrued expenses.............................     2,179      1,212
                                                     --------   --------
                                                     $  7,103   $  4,059
                                                     ========   ========

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


          The following is a summary of the activity related to our allowance for sales returns:

                                                                 Year Ended           Year Ended          Year Ended
                                                              December 31, 2003   December 31, 2002   December 31, 2001
                                                              -----------------   -----------------   -----------------
                                                                                   (In Thousands)
Balance at beginning of year...............................       $  349              $  402              $   56
Provisions charged to costs and expenses...................          640                 311                 351
Write-offs reducing provisions.............................         (615)               (423)                  -
Effect of foreign currency.................................           72                  59                  (5)
                                                                  ------              ------              ------
Balance at end of year.....................................       $  446              $  349              $  402
                                                                  ======              ======              ======

NOTE 9 - DEBT

         Short-term borrowings consist of the following:


                                                                                                          December 31,
                                                                                                      ------------------
                                                                                                      2003          2002
                                                                                                      ----          ----
                                                                                                        (In Thousands)
Trade receivables discounted with a Spanish financial institution, with recourse, effective
  interest rate is 3.9% and 5.2%, respectively...................................................     $  1,914    $  1,340
Revolving lines of credit payable to Spanish financial institutions, weighted average interest
  rate is 3.3% and 4.5%, respectively............................................................            1         258
                                                                                                     ---------    --------
                                                                                                      $  1,915    $  1,598
                                                                                                     =========    ========

         The weighted average stated interest rate on short-term borrowings outstanding at December 31, 2003 and 2002 was 3.8% and 5.1%, respectively.

         The Company has revolving lines of credit with Spanish financial institutions, which entitle the Company to borrow up to $6,617,000 at December 31, 2003. The lines are scheduled to mature on various dates through November 30, 2004 and are renewable. At December 31, 2003, advances outstanding under the lines of credit totaled approximately $1,000. The weighted average interest rate at December 31, 2003 and 2002 was 3.3% and 4.5%, respectively, and interest is payable quarterly.

         Long-term debt consists of the following:

                                                                   December 31,
                                                                 ---------------
                                                                 2003      2002
                                                                 ----      ----
                                                                 (In Thousands)

Loans payable to Spanish government, net of
 unamortized discount of $83 and $105, respectively.........    $ 369    $  282
Loans payable for equipment financing......................        70       190
                                                                -----    ------
                                                                  439       472
Less-current portion.......................................       (70)     (127)
                                                                 ----     -----
  Total long-term debt.....................................     $ 369    $  345
                                                                =====    ======

         In March 2002, the Company entered into a loan agreement to finance the acquisition of manufacturing equipment. The terms of the loan require repayment over a two-year period at an average interest rate of 2.9%. As of December 31, 2003, approximately $70,000 of the original balance remains outstanding.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         In November 2002, the Company entered into a loan agreement with the Spanish government as part of a research-funding program. The loan is non-interest bearing and is payable in equal annual installments of approximately $17,000 beginning in 2006. Accordingly, the Company imputed interest at the market rate in Spain (4.8%), recorded a discount on the obligation of $33,000 and has classified the obligation at December 31, 2003 and 2002 as non-current. The discount is being amortized over the ten-year term of the loan.

         In December 2001, the Company entered into a loan agreement with the Spanish government as part of a research-funding program. The loan is non-interest bearing and is payable in equal annual installments of approximately $31,000 beginning in 2005. Accordingly, the Company imputed interest at the market rate in Spain (6%), recorded a discount on the obligation of $72,000 and has classified the obligation at December 31, 2003 and 2002 as non-current. The discount is being amortized over the ten-year term of the loan.

NOTE 10 - PREFERRED STOCK

         The Company has 2,000,000 shares of $1.00 Preferred Stock authorized for issuance. As of December 31, 2003 and 2002, no shares of Preferred Stock were outstanding.

NOTE 11 - STOCKHOLDERS' EQUITY

         At December 31, 2003 the Company had the following Common Stock reserved for issuance under various plans and agreements (in thousands):

                                                                  Common Shares
                                                                  -------------
For exercise of stock purchase warrants.........................        420
For exercise of outstanding stock options.......................      3,920
For future stock option grants..................................      1,578
                                                                      -----
                                                                      5,918
                                                                      =====

         The Company has never paid any dividends on its Common Stock. The current policy of the Board of Directors is to retain earnings to finance the operation of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to the holders of the Common Stock in the foreseeable future.

Common stock transactions

         During the year ended December 31, 2003, the Company issued approximately 2,870,000 shares of Common Stock upon exercise of Class B Warrants, approximately 240,000 shares of Common Stock upon exercise of stock purchase options, and approximately 58,000 shares of Common Stock as equity-based compensation in lieu of cash.

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

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Common Stock upon exercise of Class B Warrants, approximately 150,000 shares of Common Stock upon exercise of 150,000 other stock purchase warrants, approximately 16,900 shares of Common Stock upon exercise of stock purchase options, and approximately 40,000 shares of Common Stock as equity-based compensation in lieu of cash.

         General and administrative expenses for the years ended December 31, 2003, 2002 and 2001 include $248,000, $100,000 and $160,000, respectively, of non-cash equity-based compensation. Research and development expenses for the years ended December 31, 2003, 2002 and 2001 include $262,000, $56,000 and
$102,000, respectively, of non-cash equity-based compensation.

Stock purchase warrants

         At December 31, 2003, warrants to purchase an aggregate of approximately 420,000 shares of Common Stock were outstanding, which were exercisable at prices ranging from $1.50 to $20.00 per share, of which 400,000 warrants have an exercise price of $1.50 per share and 20,000 warrants have an exercise price of $20.00 per share. The warrants expire on various dates from June 2004 through February 2009.

         During the year ended December 31, 2003, approximately 5,740,000 Class B Warrants were exercised to acquire an aggregate of 2,870,000 shares of Common Stock. The Company received net cash proceeds of approximately $14,349,000 from all such exercises during the year ended December 31, 2003. Approximately 3,600 Class B Warrants which were not exercised by December 31, 2003 expired unexercised.

         At December 31, 2002, warrants to purchase an aggregate of approximately 3,292,000 shares of Common Stock were outstanding, which were exercisable at prices ranging from $1.50 to $20.00 per share, of which 400,000 warrants had an exercise price of $1.50 per share, approximately 5,744,000 Class B Warrants to purchase approximately 2,872,000 shares of common stock had an exercise price of $5.00 per share and 20,000 warrants had an exercise price of $20.00 per share.

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

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         The table below summarizes warrant activity for the years ended December 31, 2001, 2002 and 2003.

                                                                                                         Weighted
                                                                                  Number of          Average Exercise
                                                                                Common Shares         Price Per Share
                                                                                -------------         ---------------
                                                                                (In Thousands, Except Per Share Data)
Outstanding at December 31, 2000 .................................................   4,038               $   4.41
  Exercised ......................................................................    (614)              $   2.89
                                                                                     -----
Outstanding at December 31, 2001 .................................................   3,424               $   4.68
  Exercised ......................................................................    (132)              $   5.00
                                                                                     -----
Outstanding at December 31, 2002 .................................................   3,292               $   4.67
  Exercised ......................................................................  (2,870)              $   5.00
  Expired ........................................................................      (2)              $   5.00
                                                                                     -----
Outstanding at December 31, 2003 .................................................     420               $   2.38
                                                                                     =====

Stock option plans

         The Company has in effect Stock Option Plans (the "Plans"), pursuant to which directors, officers and employees of the Company are eligible to receive grants of options for the Company's Common Stock. Approximately 5,498,000 shares of Common Stock have been reserved for issuance under the Plans, of which approximately 605,000 are outstanding under the 1991 Plan, approximately 1,881,000 are outstanding under the 2001 Employee and Director Plans and 1,434,000 are outstanding under the Executive Plan as of December 31, 2003. Options may be granted for terms not exceeding ten years from the date of grant except for incentive stock options which are granted to persons owning more than 10% of the total combined voting power of all classes of stock of the Company. For these individuals, incentive stock options may be granted for terms not exceeding five years from the date of grant. Options may not be granted at a price that is less than 100% of the fair market value on the date the options are granted (110% in the case of incentive stock options for persons owning more than 10% of the total combined voting power of the Company). Options granted under the Plans generally vest over one or two years. Options to purchase 240,500, 172,300 and 16,900 shares of Common Stock were exercised during the years ended December 31, 2003, 2002 and 2001, respectively, resulting in net cash proceeds to the Company of approximately $962,000, $715,000 and $51,000, respectively.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         The table below summarizes activity in the Company's Plans for the years ended December 31, 2001, 2002 and 2003.

                                            Number of        Weighted Average
                                          Common Shares       Exercise Price
                                        ---------------      ---------------
                                        (In  Thousands, Except Per Share Data)

Outstanding at December 31, 2000            2,457                $    4.87

   Granted ............................       553                     6.04
   Exercised ..........................       (17)                    3.00
   Canceled ...........................       (56)                    9.66
                                            -----

Outstanding at December 31, 2001            2,937                     5.00

   Granted ............................       699                    10.28
   Exercised ..........................      (172)                    4.15
   Canceled ...........................        (5)                   29.40
                                            -----

Outstanding at December 31, 2002            3,459                     6.07

   Granted ............................       731                     9.62
   Exercised ..........................      (240)                    4.00
   Canceled ...........................       (30)                   20.08
                                            -----
Outstanding at December 31, 2003            3,920                $    6.75
                                            =====

         The table below summarizes options outstanding and exercisable at December 31, 2003 (number of options in thousands):

                                                                                   Options Currently
                                                                                -----------------------
                              Options Outstanding                                    Exercisable
                              -------------------                                    -----------
                                           Weighted          Weighted                          Weighted
         Range of            Number         Average          Average            Number         Average
         Exercise             Of           Exercise       Remaining Life          Of           Exercise
         Prices             Options         Price            (Years)            Options         Price
         ------             -------        --------       --------------       --------       ---------
          $2.00-2.89          476         $  2.86              2.5               476          $  2.86
           3.00-3.75          579            3.62              2.5               579             3.62
                4.73          500            4.73              2.3               500             4.73
           5.70-5.88          147            5.84              6.4               147             5.84
           6.00-6.38          410            6.01              7.3               410             6.01
           7.10-7.90          262            7.53              6.7               262             7.53
           8.00-8.93          311            8.16              7.9                52             8.50
           9.00-9.80          534            9.68              8.0               250             9.70
         10.04-10.75          385           10.10              9.2                30            10.73
         11.13-11.81          266           11.49              8.3               133            11.54
         13.48-15.83           50           14.03              9.8                 -                -
         -----------        -----         -------              ---             -----          -------
         $2.00-15.83        3,920         $  6.75              5.8             2,839          $  5.58
         ===========        =====         =======              ===             =====          =======

         Options and warrants outstanding at December 31, 2003 include approximately 420,000 warrants, all of which are exercisable, and approximately 3,920,000 options, of which approximately 2,839,000 are vested and exercisable at December 31, 2003.

         Options and warrants outstanding at December 31, 2002 included warrants to purchase approximately 3,292,000 shares of common stock, all of which were exercisable, and approximately 3,459,000 options, of which approximately 2,710,000 were vested and exercisable at December 31, 2002.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         Subsequent to December 31, 2003, the Company granted options to certain employees of the Company to purchase an aggregate of approximately 403,000 shares of Common Stock at a weighted average exercise price of $13.27, which options are scheduled to expire on various dates between January 1, 2014 and March 1, 2014.

401(k) Retirement Plan

         The Company sponsors a 401(k) retirement savings plan (the "401(k) Plan") under which eligible employees may contribute, on a pre-tax basis, up to 100% of their respective total annual income from the Company, subject to a maximum aggregate annual contribution imposed by the Internal Revenue Code of 1986, as amended. All employees who work for the Company in the U.S. are eligible to participate in the 401(k) Plan. All employee contributions are allocated to the employee's individual account and are invested in various investment options as directed by the employee. Employees' cash contributions are fully vested and nonforfeitable. The Company made matching contributions to the 401(k) Plan during the years ended December 31, 2003, 2002 and 2001 in the form of approximately 11,500, 9,300 and 13,700 shares, respectively, of the Company's Common Stock valued at approximately $117,000, $92,000 and $83,000, respectively. All Company matching contributions vest 25% each year for the first four years of each employee's employment, in which the employee works for the Company at least 1,000 hours.

Stockholder Rights Plan

         On December 22, 1999, the Board of Directors of the Company adopted a stockholder rights plan pursuant to which a dividend of one right for each outstanding share of the Company's Common Stock on the record date of December 27, 1999 was declared. The plan is designed to prevent a potential acquirer from gaining control of the Company without fairly compensating all of the Company's stockholders and to protect the Company from coercive takeover attempts. Each of the rights, which are not currently exercisable, entitles the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $16.50. The rights will become exercisable only if a person or group of affiliated persons beneficially acquire(s) 15% or more of the Company's Common Stock. Under certain circumstances, each holder of a right (other than the person or group who acquired 15% or more of the Company's Common Stock) is entitled to purchase a defined number of shares of the Company's Common Stock at 50% of the market price of the Common Stock at the time that the right becomes exercisable.

NOTE 12 - PROVISION FOR INCOME TAXES

         For all periods presented the income before income taxes as shown in the Consolidated Income Statements consists of losses generated in the United States and income derived from foreign operations. See Note 14 for information regarding the components of income before taxes.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         The provision for income taxes consists of the following:

                                                                        Year Ended December 31,
                                                              ------------------------------------------
                                                                 2003            2002            2001
                                                                 ----            ----            ----
                                                                           (In Thousands)
Current:
  State...................................................     $       -       $      -         $     -
  Federal.................................................             -              -               -
  Foreign.................................................         5,417          2,524           2,446

Deferred:
  State...................................................           (54)         1,477            (123)
  Federal.................................................          (329)         9,073            (757)
  Foreign.................................................             6              8               5

Effect of tax benefit from exercise of stock options:
  State...................................................           (61)             -              (3)
  Federal.................................................          (375)             -             (18)
                                                               ---------       --------         -------

Tax benefit from operating loss carryforwards:
  State...................................................          (158)          (144)           (133)
  Federal.................................................          (973)          (884)           (818)
  Foreign.................................................             -              -               -
Valuation allowance.......................................         1,950         (9,520)          1,852
                                                               ---------       --------         -------
Total provision for income taxes                               $   5,423       $  2,534         $ 2,451
                                                               =========       ========         =======


         A reconciliation between the federal statutory rate and the Company's effective income tax rate is as follows:

                                                                                           Year Ended December 31,
                                                                                      --------------------------------
                                                                                      2003         2002           2001
                                                                                      ----         ----           ----
                                                                                              (In Thousands)
      Statutory federal income tax........................................          $ 3,917       $ 1,418       $ 1,296
      Permanent differences from foreign subsidiary.......................              489           183           202
      Foreign withholding taxes...........................................             (331)            -             -
      Valuation allowance.................................................            1,348           933           954
                                                                                    -------       -------       -------
                                                                                    $ 5,423       $ 2,534       $ 2,452
                                                                                    =======       =======       =======

         The components of the Company's deferred taxes are as follows:

                                                                                                      December 31,
                                                                                              -------------------------
                                                                                                   2003         2002
                                                                                                   ----         ----
                                                                                                    (In Thousands)
Deferred tax assets:
  NOL carryforwards.......................................................................... $  16,685      $  15,118
  Disposition of subsidiary..................................................................     6,912          6,912
  Foreign tax on deferred income.............................................................       213            123
  Tax credit carryforwards...................................................................       415            415
  Other, net.................................................................................     1,100            719
                                                                                              ----------     ----------
      Total deferred tax assets..............................................................    25,325         23,287
Deferred tax liabilities.....................................................................      (217)          (217)
Valuation allowance..........................................................................   (24,895)       (22,947)
                                                                                              ----------     ----------
Deferred tax asset, net...................................................................... $     213      $     123
                                                                                              ==========     ==========


         The Company has established a valuation allowance equal to the full amount of the domestic deferred tax asset, as future domestic operating profits cannot be assured. The Company has a current deferred tax asset of $213,000 and a non-current tax liability of $2,555,000 due to temporary differences arising as a result of the Company's Spanish subsidiary recording the gain on the sale of drug licenses and the corresponding taxes for Spanish statutory purposes during the years ended December 31, 2001 and 2002. The deferred tax asset is a result of taxes that related to deferred income and the tax liability results from taxes that will be payable in Spain beginning in 2005.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         Should the Company determine that it is more likely than not that it will realize certain of its net deferred tax assets for which it had previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although the Company believes that adequate consideration has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the Company's results of operations.

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

         At December 31, 2003, the Company has NOL carryforwards of approximately $42,331,000 available to offset U.S. taxable income. The NOL carryforwards include the benefit of disqualifying dispositions of $1,156,000, the tax effect of which $457,000 will be credited to additonal paid-in capital if and when realized. The Company calculates that use of its NOLs may be limited each year as a result of stock option and warrant issuances resulting in an ownership change of more than 50% of the Company's outstanding equity. If not offset against future taxable income, the NOL carryforwards will expire in tax years 2007 through 2023. Capital loss carryforwards totaling approximately $27,562,000 expired unused during the year ended December 31, 2002.

         The valuation allowance increased (decreased) by approximately $1,950,000, ($9,520,000) and $1,852,000 for each of the years ended December 31,
2003, 2002 and 2001, respectively.

NOTE 13 - SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

         The following tables contain condensed information from the Company's income statements for each quarter of the years ended December 31, 2003, 2002 and 2001. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                     Fiscal 2003
                                     ---------------------------------------------
                                              For the Three Months Ended
                                    -----------------------------------------------
                                     3/31/2003   6/30/2003    9/30/2003  12/31/2003
                                     ----------------------------------------------
                                          (In Thousands, Except Per Share Data)
Total revenues                        $ 14,988    $ 16,754    $ 14,875    $ 18,059
Cost of sales                            6,121       6,819       5,744       7,715
                                      --------    --------    --------    --------
Gross profit                             8,867       9,935       9,131      10,344
Operating expenses                       6,213       6,619       6,290       7,726
Gain on sale of drug licenses                -           -           -           -
                                      --------    --------    --------    --------
Income from operations                   2,654       3,316       2,841       2,618
Other income/(expenses), net                29          18          20          24
Provision for income taxes               1,151       1,805       1,513         954
                                      --------    --------    --------    --------
Net income                            $  1,532    $  1,529    $  1,348    $  1,688
                                      ========    ========    ========    ========

Net income per common share:
  Basic                               $   0.09    $   0.09    $   0.08    $   0.09
                                      ========    ========    ========    ========
  Diluted                             $   0.08    $   0.07    $   0.06    $   0.08
                                      ========    ========    ========    ========

Weighted average common shares
  outstanding:
  Basic                                 17,455      17,534      17,911      19,071
                                      ========    ========    ========    ========
  Diluted                               20,350      20,878      22,228      22,418
                                      ========    ========    ========    ========


                                                     Fiscal 2002
                                    ------------------------------------------------
                                              For the Three Months Ended
                                    -------------------------------------------------
                                    3/31/2002(a) 6/30/2002(a) 9/30/2002(a) 12/31/2002
                                    -------------------------------------------------
                                          (In Thousands, Except Per Share Data)
Total revenues                        $  9,174     $  9,867    $  8,571    $ 11,524
Cost of sales                            3,776        4,249       3,579       4,873
                                      --------     --------    --------    --------
Gross profit                             5,398        5,618       4,992       6,651
Operating expenses                       4,715        4,743       4,300       5,519
Gain on sale of drug licenses               72          520           -          58
                                      --------     --------    --------    --------
Income from operations                     755        1,395         692       1,190
Other income/(expenses), net               (23)          10          67          84
Provision for income taxes                 597          886         468         583
                                      --------     --------    --------    --------
Net income                            $    135     $    519    $    291    $    691
                                      ========     ========    ========    ========

Net income per common share:
  Basic                               $   0.01     $   0.03    $   0.02    $   0.04
                                      ========     ========    ========    ========
  Diluted                             $   0.01     $   0.03    $   0.01    $   0.03
                                      ========     ========    ========    ========

Weighted average common shares
  outstanding:
  Basic                                 14,634       16,823      17,377      17,405
                                      ========     ========    ========    ========
  Diluted                               17,922       20,484      20,706      20,121
                                      ========     ========    ========    ========

(a) Certain prior period amounts previously reported as cost of sales have been reclassified as a reduction of revenues to conform with the current period's presentation format. Such reclassifications are not considered material to the consolidated financial statements.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                       Fiscal 2001
                                    -------------------------------------------------
                                              For the Three Months Ended
                                    -------------------------------------------------
                                    3/31/2001    6/30/2001    9/30/2001    12/31/2001
                                    -------------------------------------------------
                                          (In Thousands, Except Per Share Data)
Total revenues                        $  5,814     $  6,125    $  6,316    $  8,156
Cost of sales                            2,449        2,687       2,708       3,618
                                      --------     --------    --------    --------
Gross profit                             3,365        3,438       3,608       4,538
Operating expenses                       3,730        3,906       3,601       4,900
Gain on sale of drug licenses            4,977            -         113         (40)
                                      --------     --------    --------    --------
Income from operations                   4,612        (468)         120        (402)
Other income/(expenses), net               (11)         (7)         (24)         (7)
Provision for income taxes               1,959           94         245         154
                                      --------     --------    --------    --------
Net income                            $  2,642     $   (569)   $   (149)   $   (563)
                                      ========     ========    ========    ========

Net income per common share:
  Basic                               $   0.19     $  (0.04)   $  (0.01)   $  (0.04)
                                      ========     ========    ========    ========
  Diluted                             $   0.17     $  (0.04)   $  (0.01)   $  (0.04)
                                      ========     ========    ========    ========

Weighted average common shares
  outstanding:
  Basic                                 13,915       13,952      14,308      14,585
                                      ========     ========    ========    ========
  Diluted                               15,882       13,952      14,308      14,585
                                      ========     ========    ========    ========


NOTE 14 - BUSINESS SEGMENT INFORMATION

         The Company is a U.S.-based international specialty pharmaceutical company focused on advanced drug delivery technologies and pharmaceutical products. The Company also has a commercial presence in Europe. The Company's Spanish subsidiaries, Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar, develop, license and sell generic and branded pharmaceutical products and manufacture pharmaceuticals for others. In the U.S., the Company's activities consist primarily of licensing, product research and development, business development activities, corporate management and administration.

         Laboratorios Belmac and its subsidiaries derive its revenues from the development, licensing and sales of its own products as well as from product manufacturing for others, within four primary therapeutic categories of cardiovascular, gastrointestinal, infectious and neurological diseases.

         Set forth in the tables below is certain financial information with respect to the Company's business and geographical segments for the years ended December 31, 2003, 2002 and 2001. The segments use the same accounting policies as those described in the summary of significant accounting policies in Note 2.

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                                Year Ended December 31, 2003
                                                                                ----------------------------
                                                                                     (In thousands)
                                                                  Product                  R/D/
                                                                   Sales              Collaborations/
                                                                   Spain                   U.S.                Consolidated
                                                                   -----              ---------------          ------------
Total revenues .........................................         $ 63,158                $ 1,518                $ 64,676
Interest income ........................................              136                    196                     332
Interest expense .......................................              215                     13                     228
Depreciation and amortization expense ..................              863                    477                   1,340
Income (loss) before income taxes ......................           15,091                 (3,571)                 11,520
Provision for income taxes .............................            5,092                    331                   5,423
Net income (loss) ......................................            9,999                 (3,902)                  6,097
Fixed assets ...........................................           16,428                  2,138                  18,566
Drug licenses and related costs ........................            9,441                  4,377                  13,818
Total assets ...........................................           62,564                 37,899                 100,463
Total liabilities ......................................           22,619                  1,679                  24,298
Expenditures for drug licenses/delivery technology......            1,075                  1,223                   2,298
Expenditures for fixed assets ..........................            5,970                  2,106                   8,076


                                                                                Year Ended December 31, 2002
                                                                                ----------------------------
                                                                                     (In thousands)
                                                                  Product                  R/D/
                                                                   Sales              Collaborations/
                                                                   Spain                   U.S.                Consolidated
                                                                   -----              ---------------          ------------
Total revenues .........................................         $ 38,718                $   418                $ 39,136
Interest income ........................................                -                    279                     279
Interest expense .......................................              200                      9                     209
Depreciation and amortization expense ..................              655                    360                   1,015
Income (loss) before income taxes ......................            6,913                 (2,743)                  4,170
Provision for income taxes .............................            2,534                      -                   2,534
Net income (loss) ......................................            4,379                 (2,743)                  1,636
Fixed assets ...........................................            9,417                    148                   9,565
Drug licenses and related costs ........................            7,463                  3,512                  10,975
Total assets ...........................................           38,199                 26,493                  64,692
Total liabilities ......................................           15,417                    524                  15,941
Expenditures for drug licenses/delivery technology......              615                    181                     796
Expenditures for fixed assets ..........................            3,408                     24                   3,432

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                                Year Ended December 31, 2001
                                                                                ----------------------------
                                                                                     (In thousands)
                                                                  Product                  R/D/
                                                                   Sales              Collaborations/
                                                                   Spain                   U.S.                Consolidated
                                                                   -----              ---------------          ------------
Total revenues .........................................         $ 26,411           $          -                $ 26,411
Interest income ........................................               27                    141                     168
Interest expense .......................................              244                      -                     244
Depreciation and amortization expense ..................              523                    388                     911
Income (loss) before income taxes ......................            6,618                 (2,805)                  3,813
Provision for income taxes .............................            2,452                      -                   2,452
Net income (loss) ......................................            4,166                 (2,805)                  1,361
Fixed assets ...........................................            5,427                    168                   5,595
Drug licenses and related costs ........................            6,663                  3,613                  10,276
Total assets ...........................................           24,890                  7,229                  32,119
Total liabilities ......................................           10,974                    721                  11,695
Expenditures for drug licenses/delivery technology......              412                     72                     484
Expenditures for fixed assets ..........................            2,029                     40                   2,069

         Interest income and interest expense are based upon the actual results of each operating segment's assets and borrowings. The principal component of the inter-segment amounts is related to inter-segment advances.

         Revenues from one customer exceeded 10% of consolidated total revenues during the year ended December 31, 2003, accounting for 14% of 2003 consolidated total revenues and 16% of the consolidated accounts receivable balance at December 31, 2003. Revenues from one customer exceeded 10% of consolidated total revenues during the year ended December 31, 2002, accounting for 14% of 2002 consolidated total revenues and 8% of the consolidated receivables balance at December 31, 2002. Revenues from one customer exceeded 10% of consolidated total revenues during the year ended December 31, 2001, accounting for 15% of 2001 consolidated total revenues.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

         The Company is obligated to pay certain royalty payments upon commercialization of products using its CPE-215 technology acquired in 1999 and on intellectual property acquired in 2003 (See Notes 2 and 6).

         The Company has entered into various renewable, employment agreements with its key executive officers, which agreements provide for salaries, potential bonuses and other benefits in exchange for services provided by the key executive officers. The employment agreements also provide for certain compensation in the event of termination or change in control of the Company. The Company is currently obligated to pay approximately $1,490,000 to its key executives in 2004 and $350,000 in 2005 under such agreements, which are scheduled to expire on December 31, 2004 and 2005

         The Company is currently undergoing a tax review of its Spanish subsidiary, Laboratorios, Belmac, S.A., by the Spanish tax authorities. Certain tax contingencies exist and when probable and reasonably estimable, are provided

                 BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


for in the Consolidated Financial Statements. Accordingly, as of December 31, 2003, since these contingencies are not probable or reasonably estimable, no amounts have been provided for related to these contingencies.

         The Company leases certain equipment and facilities under non-cancelable operating leases, which expire through the year 2008. Total charges to operations under operating leases were approximately $911,000, $785,000 and $705,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum lease payments under operating leases are as follows:

                                               Year Ending December 31,
                                               ------------------------
                                                    (In Thousands)

2004.........................................             $ 708
2005.........................................               492
2006.........................................               175
2007.........................................                19
2008 and beyond..............................                11

         On February 4, 2002, the Company was notified that a legal proceeding had been commenced against it by Merck & Co. Inc. and its Spanish subsidiary, Merck Sharp & Dohme de Espana, S.A., alleging that the Company violates their patents in its production of the product simvastatin and requesting an injunction ordering the Company not to manufacture or market the product. The case was brought against the Company's Spanish subsidiaries in the 39th First Instance Court of the City of Madrid. After a hearing on February 18, 2002, the court refused to grant the requested injunction and dismissed the case on February 25, 2002, awarding court costs and legal fees to the Company. Merck has appealed the award of fees. Merck re-instituted its claim against the Company in another proceeding brought in the 19th First Instance Court of the City of Madrid, of which the Company received notice on January 23, 2003. This case also alleges violation of Merck's patents in the production of the product simvastatin, requests an order that the Company cease manufacturing the product and demands damages during the period of manufacture. A trial with respect to this matter was held on February 19 and 20, 2004, and the Company is waiting for the court's decision. The Company is vigorously opposing this claim as the Company believes the claim is without merit. The Company's simvastatin product line was launched in January 2002.

         On January 10, 2004, the Company was notified that a legal proceeding had been commenced against the Company by Smith Kline Beecham PLC, Smith Kline Beecham, S.A. and GlaxoSmithKline S.A. alleging that the Company violates their patents in the Company's production of the product paroxetine and requesting an order requiring that the Company not manufacture or market the product. The case was brought against the Company's Spanish subsidiaries in the 50th First Instance Court of the City of Madrid. This proceeding followed a preliminary injunction that the same plaintiffs attempted to bring against the Company in 2003, which was dismissed. The Company filed a response to this suit in February 2004 that includes a counterclaim requesting that the court declare the asserted patent invalid. The Company intends to vigorously oppose this claim as the Company believes the claim is without merit. The Company's paroxetine product line was launched in 2003.

         The Company is a party to various other legal actions that arose in the ordinary course of business. The Company does not expect that resolution of these matters will have, individually or in the aggregate, a material adverse effect on the Company's financial position, results of operations or cash flows.