Form 10-K/A
period 2004-12-31
BENTLEY PHARMACEUTICALS INC
filed 2005-04-27
CIK 821616

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-10581

BENTLEY PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 59-1513162 (I.R.S. Employer Identification No.)
Bentley Park 2 Holland Way Exeter, New Hampshire (Address of principal executive offices)	03833 (Zip Code)

Registrant's telephone number, including area code: (603) 658-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.02 par value Preferred Stock Purchase Rights	Name of each exchange on which registered New York Stock Exchange and Pacific Exchange New York Stock Exchange and Pacific Exchange

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

Title of Class Common Stock, $.02 par value	Aggregate Market Value* $200,072,468	As of Close of Business on June 30, 2004

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of Class Common Stock, $.02 par value	Shares Outstanding 21,320,772	As of Close of Business on April 27, 2005

DOCUMENTS INCORPORATED BY REFERENCE:
 Proxy Statement for the 2005 Annual Meeting of Stockholders—Incorporated by
Reference into Part III of Bentley's Annual Report on Form 10-K

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

EXPLANATORY NOTE

        Bentley Pharmaceuticals, Inc. is filing this Form 10-K/A as Amendment No. 1 to Bentley's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 (the "Original Filing"), in accordance with the Commission's Exemptive Order No. 34-50754. This report:

  •
  amends and restates Item 9A, "Controls and Procedures," to include Management's Annual Report on Internal Control Over Financial Reporting;

  •
  includes a Report of Independent Registered Public Accounting Firm relating to Bentley's internal control over financial reporting; and

  •
  includes a revised Consent of Independent Registered Public Accounting Firm required as a result of the items listed above.

        As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 and Exhibit 31.2 to the Original Filing, have been re-executed as of the date of this report and filed as exhibits to this report.

        Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

        Bentley maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Bentley's reports that are filed with the Securities and Exchange Commission is recorded, processed and reported within the time periods required for each report and that such information is reported to Bentley's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        Bentley's management, with the participation of its principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of Bentley's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on that evaluation, Bentley's principal executive officer and principal financial officer concluded that Bentley's disclosure controls and procedures were effective as of December 31, 2004.

Internal Control over Financial Reporting

Management's Report on Internal Control over Financial Reporting.

        Bentley's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Bentley's management assessed the effectiveness of Bentley's internal control over financial reporting as of December 31, 2004. In making this assessment, Bentley's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment under the framework in Internal Control—Integrated Framework, Bentley's management has concluded that, as of December 31, 2004, Bentley's internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm.

        Management's assessment of the effectiveness of Bentley's internal control over financial reporting as of December 31, 2004, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below in this report.

Changes in Internal Control over Financial Reporting.

        There was no change in Bentley's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of Bentley's internal controls that occurred during Bentley's last fiscal quarter for fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, such controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bentley Pharmaceuticals, Inc.
Exeter, New Hampshire

        We have audited management's assessment, included in the accompanying "Management's Report on Internal Controls over Financial Reporting", that Bentley Pharmaceuticals, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated income statements and statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 16, 2005, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
April 19, 2005

Item 15. Exhibits and Financial Statement Schedules

(b)   Exhibits

        The Exhibits filed as a part of this amendment to the annual report on Form 10-K are listed on the Exhibit Index immediately following the signature page of this amendment. The Exhibit Index is herein incorporated by this reference.

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENTLEY PHARMACEUTICALS, INC.
Date: April 27, 2005	By:	/s/ JAMES R. MURPHY James R. Murphy Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

QuickLinks

EXPLANATORY NOTE
  Item 9A. Controls and Procedures
  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX