Form 10-Q
period 2005-03-31
BENTLEY PHARMACEUTICALS INC
filed 2005-05-10
CIK 821616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
YES  ☒     NO  ☐

The number of shares of the registrant’s common stock outstanding as of May 9, 2005 was 21,321,731.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Form 10-Q for the Quarter Ended March 31, 2005

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)	March 31, 2005	December 31, 2004

Assets

Current assets:
Cash and cash equivalents	$35,756	$34,230
Marketable securities	500	528
Receivables, net	29,113	27,860
Inventories, net	9,613	10,258
Deferred taxes	499	479
Prepaid expenses and other	1,499	1,355
Total current assets	76,980	74,710

Non-current assets:
Fixed assets, net	30,087	30,849
Drug licenses and related costs, net	14,599	14,863
Restricted cash	1,000	1,000
Other	504	508
Total non-current assets	46,190	47,220
	$123,170	$121,930

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$15,575	$17,048
Accrued expenses	9,078	6,169
Short-term borrowings	2,470	2,754
Current portion of long-term debt	29	31
Deferred income	2,355	1,594
Total current liabilities	29,507	27,596

Non-current liabilities:
Deferred taxes	2,196	2,319
Long-term debt	331	349
Deferred income	2,374	1,944
Other	61	65
Total non-current liabilities	4,962	4,677

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 2,000 shares, issued and outstanding, none	—	—
Common stock, $.02 par value, authorized 100,000 shares, issued and outstanding, 21,320 and 21,312 shares	426	426
Additional paid-in capital	140,477	140,418
Accumulated deficit	(58,739)	(60,909)
Accumulated other comprehensive income	6,537	9,722
Total stockholders’ equity	88,701	89,657
	$123,170	$121,930

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Income Statements

(in thousands, except per share data)	For the Three Months Ended March 31,
	2005	2004

Revenues:
Net product sales	$23,279	$16,606
Licensing and collaboration revenues	965	696
Total revenues	24,244	17,302

Cost of net product sales	11,452	8,255

Gross profit	12,792	9,047

Operating expenses:
Selling and marketing	4,392	3,870
General and administrative	3,018	2,162
Research and development	1,351	995
Depreciation and amortization	384	347
Total operating expenses	9,145	7,374

Income from operations	3,647	1,673

Other income (expenses):
Interest income	161	110
Interest expense	(48)	(53)

Income before income taxes	3,760	1,730

Provision for income taxes	1,590	921

Net income	$2,170	$809

Net income per common share:
Basic	$0.10	$0.04
Diluted	$0.10	$0.04

Weighted average common shares outstanding:
Basic	21,316	20,597
Diluted	22,531	22,784

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

	$ .02 Par Value Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2004	21,312	$426	$140,418	$(60,909)	$9,722	$89,657
Comprehensive income (loss):
Net income	—	—	—	2,170	—	2,170
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(3,185)	(3,185)
Comprehensive loss						$(1,015)

Equity-based compensation	8	—	59	—	—	59
Balance at March 31, 2005	21,320	$426	$140,477	$(58,739)	$6,537	$88,701

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
(in thousands)	2005	2004

Cash flows from operating activities:
Net income	$2,170	$809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,194	829
Equity-based compensation expense	59	60
Other non-cash items	11	(55)
(Increase) decrease in assets and increase (decrease) in liabilities:
Receivables	(2,778)	(1,438)
Inventories	103	(565)
Deferred income taxes	(36)	—
Prepaid expenses and other current assets	(200)	(809)
Other assets	(16)	6
Accounts payable and accrued expenses	2,756	2,387
Deferred income	1,259	318
Other liabilities	(4)	(100)
Net cash provided by operating activities	4,518	1,442

Cash flows from investing activities:
Proceeds from sale of investments	—	80,450
Purchase of investments	—	(80,395)
Additions to fixed assets	(1,702)	(2,096)
Additions to drug licenses and related costs	(597)	(268)
Net cash used in investing activities	(2,299)	(2,309)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

	For the Three Months Ended March 31,
(in thousands)	2005	2004
Cash flows from financing activities:
Proceeds from borrowings	$185	$84
Repayment of borrowings	(330)	(594)
Proceeds from exercise of stock options	—	122
Net cash used in financing activities	(145)	(388)

Effect of exchange rate changes on cash	(548)	(326)

Net increase (decrease) in cash and cash equivalents	1,526	(1,581)

Cash and cash equivalents at beginning of period	34,230	39,393

Cash and cash equivalents at end of period	$35,756	$37,812

Supplemental Disclosures of Cash Flow Information
The Company paid cash during the period for:
Interest	$49	$46

Supplemental Disclosures of Non-Cash Financing and Investing Activities
The Company has issued Common Stock as equity-based compensation in lieu of cash during the period as follows:
Shares	8	7
Amount	$69	$101

Amounts included in accounts payable at end of period for fixed asset and drug license purchases	$1,307	$1,619

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

Bentley’s pharmaceutical product sales and licensing activities are based primarily in Spain, where it has a significant commercial presence and manufactures and markets approximately 120 pharmaceutical products through three wholly-owned Spanish subsidiaries; Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. Bentley’s products include various dosage strengths and product formulations of more than 30 chemical entities in four primary therapeutic areas: cardiovascular, gastrointestinal, neurological and infectious diseases. The Company continually adds to its product portfolio in response to increasing market demand for generic and branded therapeutic agents and, when appropriate, divests portfolio products considered to be redundant or that have become non-strategic.  Although most of the Company’s sales of these products are currently in the Spanish market, it has recently focused on increasing sales in other European countries and other geographic regions through strategic alliances with companies in these territories.  In April 2004, the Company purchased a manufacturing facility located in Zaragoza, Spain that specializes in the manufacture of active pharmaceutical ingredients. The facility has been approved by the U.S. Food and Drug Administration for the manufacture of one ingredient for marketing and sale in the U.S. The Company manufactures and markets these products through its subsidiary, Bentley API.

The Company has U.S. and international patents and other proprietary rights to technologies that facilitate the absorption of drugs. Bentley is developing products that incorporate its drug delivery technologies and has licensed applications of its proprietary CPE-215® drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim® in the U.S. market, in February 2003.  Testim, which incorporates Bentley’s CPE-215 drug delivery technology, is a gel indicated for testosterone replacement therapy. Bentley continues to seek other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using its drug delivery technologies, including product formulations that deliver insulin to diabetic patients intranasally and that treat nail fungus infections topically.

Basis of Condensed Consolidated Financial Statements

The condensed consolidated financial statements of Bentley Pharmaceuticals as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted insofar as such information was disclosed in the Company’s consolidated financial statements for the year ended December 31, 2004.  These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in Bentley’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2004 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Bentley’s financial position as of March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004.  The results of operations for the three months ended March 31, 2005 should not necessarily be considered indicative of the results to be expected for the full year ending December 31, 2005.

Cash and cash equivalents

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

Included in cash and cash equivalents at March 31, 2005 and December 31, 2004 are approximately $5,023,000 and $3,684,000 respectively, of short-term investments considered to be cash equivalents, as the original maturity dates of such investments were three months or less when purchased.

Marketable securities

The Company has investments in securities, with maturities of greater than three months when purchased, which are classified as available-for-sale, totaling $500,000 as of March 31, 2005, compared to $528,000 as of December 31, 2004. The Company’s investments are carried at amortized cost which approximates fair value due to the short-term nature of these investments.  Accordingly, no unrealized gains or losses have been recognized on these investments. Should the fair values differ significantly from the amortized costs, unrealized gains or losses would be included as a component of other comprehensive income (loss).

Receivables

Receivables consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Trade receivables (of which $2,470 and $2,754, respectively, collateralize short-term borrowings with Spanish financial institutions)	$24,879	$23,586
VAT receivable	2,526	2,428
Royalties receivable	1,799	1,882
Other	305	339
	29,509	28,235
Less-allowance for doubtful accounts	(396)	(375)
	$29,113	$27,860

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (“FIFO”) method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand.

Balances are comprised of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$5,345	$5,953
Finished goods	4,339	4,380
	9,684	10,333
Less allowance for slow moving inventory	(71)	(75)
	$9,613	$10,258

Fixed assets

Fixed assets consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Land	$2,839	$2,573
Buildings and improvements	17,558	16,076
Equipment	16,203	18,448
Furniture and fixtures	2,007	1,850
Other	107	102
	38,714	39,049
Less accumulated depreciation	(8,627)	(8,200)
	$30,087	$30,849

In order to support the Company’s growth in Europe, management is adding additional capacity to its pharmaceutical products manufacturing facility through a series of improvements. The Company invested approximately $1,702,000 in capital additions during the three months ended March 31, 2005.

Depreciation expense of approximately $84,000 and $70,000 has been charged to operations as a component of depreciation and amortization expense in the Consolidated Income Statements for the three months ended March 31, 2005 and 2004, respectively. Depreciation totaling approximately $810,000 and $482,000 has been included in cost of net product sales during the three months ended March 31, 2005 and 2004, respectively.

Stockholders’ equity

A substantial amount of the Company’s business is conducted in Europe and is therefore influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, specifically the Euro. The exchange rates at March 31, 2005 and December 31, 2004 were .77 Euros and .73 Euros per U.S. Dollar, respectively. The weighted average exchange rates for the three months ended March 31, 2005 and 2004 were .76 Euros and .81 Euros per U.S. Dollar, respectively. The net effect of foreign currency translation on the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2005 was a net decrease of $3,185,000 and the cumulative historical effect as of March 31, 2005 left a balance of $6,537,000, as reflected in the Consolidated Balance Sheets as accumulated other comprehensive income. The carrying value of assets and liabilities can be materially affected by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, management does not plan to modify its business practices.

During the three months ended March 31, 2005, the Company issued approximately 8,000 shares of Common Stock as equity-based compensation in lieu of cash contributions to the Company-sponsored 401(k) retirement savings plan.  Employees were granted stock options to purchase 370,000 shares of Common Stock in the same period.

Revenue recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds.  The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred when the customer takes possession of the product.  The Company provides its customers with a limited right to return.  Revenue is recognized upon delivery and a reserve for sales returns is recorded when considered appropriate.  The Company has demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, and of allowances for doubtful accounts based on significant historical experience.

Revenue from service, research and development, and licensing and supply agreements is recognized when the service procedures have been completed or as revenue recognition criteria have been met for each separate unit of accounting as defined in Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  The Company has deferred the recognition of approximately $2,628,000 and $2,147,000 of licensing revenues as of March 31, 2005 and December 31, 2004, respectively, for which the revenue recognition requirements had not yet been met.

Royalty revenues on Testim product sales are currently recognized based on an estimate of Auxilium’s sell-through of the Testim product based on prescriptions filled. For the three months ended March 31, 2005 and 2004, the Company recognized royalty revenues of $870,000 and $554,000, respectively. Under SFAS No. 48, the Company cannot recognize its royalty revenues earned on product shipments of Testim until product returns related to those shipments can be reasonably estimated. At such time the Company expects to record a one-time increase in licensing and collaboration revenues related to the recognition of previously deferred royalty revenues. As of March 31, 2005 and December 31, 2004, deferred income from Testim royalties totaled $1,333,000 and $1,233,000, respectively.

Provision for income taxes

As a result of reporting taxable income in Spain, the Company recorded a provision for foreign income taxes totaling $1,590,000 and $921,000 for the three months ended March 31, 2005 and 2004, respectively. These amounts represent 34% and 37% of the pre-tax income reported in Spain of $4,678,000 and $2,482,000 for the three months ended March 31, 2005 and 2004, respectively.

As future domestic operating profits cannot be reasonably assured, no tax benefit has been recorded for U.S. losses, which totaled $918,000 and $752,000 for the three months ended March 31, 2005 and 2004, respectively. Accordingly, the Company has established a valuation allowance equal to the full amount of the U.S. deferred tax assets. The provisions for income taxes differ from the amounts computed by applying the U.S. federal income tax rate of 34% to pre-tax income, primarily as a result of the increase in the valuation allowance to offset U.S. deferred tax assets, certain nondeductible expenses in Spain and the higher statutory income tax rate of 35% in Spain.

Should the Company determine that it is more likely than not that it will realize certain of its deferred tax assets for which it had previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance.

Basic and diluted net income per common share

Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding during each period. The dilutive effect of outstanding stock options and stock purchase warrants, as calculated using the treasury stock method, were considered in the net income per share calculations for the three months ended March 31, 2005 and 2004.

The following is a reconciliation between basic and diluted net income per common share for the three months ended March 31, 2005 and 2004.  Dilutive securities issuable for the three months ended March 31, 2005 include approximately 1,215,000 dilutive incremental shares issuable as a result of various stock options that are outstanding. Dilutive securities issuable for the three months ended March 31, 2004 included approximately 2,187,000 dilutive incremental shares issuable as a result of various stock options and warrants that were outstanding.

For the Three Months Ended March 31, 2005 (in thousands, except per share data):

	Basic EPS	Effect of Dilutive Securities	Diluted EPS
Net Income	$2,170	$—	$2,170
Weighted Average Common Shares Outstanding	21,316	1,215	22,531
Net Income Per Common Share	$0.10	$—	$0.10

For the Three Months Ended March 31, 2004 (in thousands, except per share data):

	Basic EPS	Effect of Dilutive Securities	Diluted EPS
Net Income	$809	$—	$809
Weighted Average Common Shares Outstanding	20,597	2,187	22,784
Net Income Per Common Share	$0.04	$—	$0.04

Excluded from the diluted EPS presentation, because their exercise prices were greater than the average fair value of the Common Stock in the respective periods, were options to purchase an aggregate of approximately 1,558,000 and 642,000 shares of Common Stock, for the three months ended March 31, 2005 and 2004, respectively.

Equity-based compensation

The Company has equity-based employee compensation plans that are described more fully in Note 11 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2004.  The Company currently accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  However, the Company is required to adopt SFAS No. 123 (Revised), Share-Based Payment as of January 1, 2006, which will change the method the Company uses to account for its equity-based compensation. Stock options granted under these plans have exercise prices equal to or greater than the market value of the underlying common stock on the dates of grant, which is generally the date on which compensation is measured. In addition to these plans, the Company also sponsors a 401(k) Plan for eligible employees and matches eligible contributions with shares of the Company’s Common Stock.

General and administrative expenses for the three months ended March 31, 2005 and 2004 include approximately $13,000 and $32,000, respectively, of non-cash equity-based compensation. Research and development expenses for the three months ended March 31, 2005 and 2004 include approximately $46,000 and $28,000, respectively, of non-cash equity-based compensation.

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to equity-based employee compensation (in thousands, except per share data):

	For the Three Months Ended March 31,
	2005	2004

Net income, as reported	$2,170	$809
Add: Equity-based employee compensation expense included in reported net income	59	60
Deduct: Total equity-based employee compensation expense determined under fair value method for all awards	(569)	(601)
Pro forma net income	$1,660	$268

Net income per common share:
Basic - as reported	$0.10	$0.04
Basic - pro forma	$0.08	$0.01

Diluted - as reported	$0.10	$0.04
Diluted - pro forma	$0.07	$0.01

The preceding pro forma results were calculated using the Black-Scholes option pricing model with the following weighted average assumptions (results may vary depending on the assumptions applied within the model):

	For the Three Months Ended March 31,
	2005	2004

Risk-free interest rate	4.0%	3.2%
Dividend yield	0.0%	0.0%
Expected life	5 years	5 years
Volatility	45.4%	49.3%
Fair value of options granted	$3.38	$5.51

Reclassifications

Certain prior period depreciation amounts have been reclassified from operating expenses to cost of net product sales to conform with the current period’s presentation.  Such reclassifications are not material to the Condensed Consolidated Financial Statements.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised), Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123 (Revised) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). On April 14, 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123 (Revised) to the beginning of the first fiscal year after June 15, 2005. As a result, the Company anticipates adopting SFAS No. 123 (Revised) on January 1, 2006. Management is evaluating the two methods of adoption allowed by SFAS No. 123 (Revised), the modified-prospective transition method and the modified-retrospective transition method, and the related impact on its Consolidated Financial Statements.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004, which has been previously filed with the SEC. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed below under the caption “Important Factors That May Affect Future Results”.

Overview

We are a specialty pharmaceutical company focused on:

•                  development, licensing and sales of generic and branded pharmaceutical products and active pharmaceutical ingredients and the manufacturing of pharmaceuticals for ourselves and others in Spain, other parts of Europe and international markets, including the U.S. market; and

•                  research, development and licensing/commercialization of advanced proprietary drug delivery technologies for new and existing pharmaceutical products.

Branded and Generic Pharmaceuticals

Our pharmaceutical product sales activities are based in Spain, where we have a significant commercial presence and we manufacture and market approximately 120 pharmaceutical products.  Our products include various dosage strengths and product formulations of more than 30 chemical entities in four primary therapeutic areas: cardiovascular, gastrointestinal, neurological and infectious diseases. In 2004 approximately 30% of our product revenues were derived from two of our product lines. We market our branded and generic products to physicians and pharmacists through our three separate sales and marketing organizations based in Spain: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar.  As prices for prescription pharmaceuticals have been lowered in Spain by action of the Ministry of Health, which has authority to approve pharmaceutical prices, we are working to improve the efficiency of our manufacturing operations to reduce our costs, while also increasing sales.  We have recently focused on increasing our sales in other European countries and other geographic regions through strategic alliances with other generic companies and distributors in these territories.  We also target markets that offer compatible regulatory approval regimes and attractive product margins.

We also expect to grow our business by acquiring or licensing additional products to sell through our organization and our strategic alliances. We continually acquire rights to new products in response to increasing market demand for generic and branded therapeutic products and, when appropriate, we divest products that we consider to be redundant or that have become non-strategic.  For example, in November 2004, we entered into a multi-product collaboration agreement with Perrigo Company, the largest U.S. manufacturer of over-the-counter pharmaceutical and nutritional products for the store brand market, to co-develop and market in the U.S. and potentially other markets selected generic pharmaceutical products that we produce in Spain.

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

Proprietary Drug Delivery Technologies and Products

We develop products that incorporate our drug delivery technologies that we have developed in the United States.  We have licensed applications of our proprietary CPE-215 drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim, the first product incorporating our CPE-215 drug delivery technology, in the United States in February 2003.  Testim is a gel indicated for low testosterone levels. Testim was launched in Germany in January 2005 and in the United Kingdom in April 2005. On April 25, 2005, we announced that we had entered into a license agreement with Dong Sung Pharm. Co. Ltd. for the development of an intranasal spray formulation of insulin for the South Korean market and possibly additional territories. On May 2, 2005 we announced the discovery and synthesis of a thermodynamically stable, biodegradable NanocapletTM technology for the delivery of macromolecule therapeutics as a result of a four-year research collaboration with the University of New Hampshire.  We are also in discussions with other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using our drug delivery technologies, including product formulations to treat nail fungus infections topically.

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004

Revenues

	For the Three Months Ended March 31,				Change
(in thousands)	2005	%	2004	%	$	%
Revenues
Net product sales	$23,279	96%	$16,606	96%	$6,673	40%
Licensing and collaboration revenues	965	4%	696	4%	269	39%
Total revenues	$24,244	100%	$17,302	100%	$6,942	40%

Total revenues for the three months ended March 31, 2005 increased 40% from the same period in the prior year, or 34% when expressed in constant currency. An increase in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of increasing first quarter 2005 revenues by approximately $1,081,000 compared to the first quarter of 2004. In addition to the favorable impact of currency, our current period growth was driven by increased sales to licensees and others, strong sales of omeprazole and simvastatin and sales of active pharmaceutical ingredients (API) from our API manufacturing facility that we purchased in April 2004. Our growing royalty stream from sales of Testim, the first marketed product incorporating our CPE-215 drug delivery technology, contributed approximately $870,000 to our revenues in the three months ended March 31, 2005, compared to $554,000 in the first quarter of the prior year.

Our revenues are generated through our primary sales channels of branded pharmaceuticals, generic pharmaceuticals, sales to licensees and others and licensing and collaboration revenues. The following is a summary of our revenues by sales channel and top-selling product lines:

For the three months ended March 31, 2005:

(in thousands)	Revenues Within Spain
				Revenues
Product Line	Branded Products	Generic Products	Other	Outside of Spain	Total	% of Total Revenues
Omeprazole	$716	$4,120	$—	$—	$4,836	20%
Simvastatin	448	1,240	—	—	1,688	7%
Codeisan	1,369	—	—	—	1,369	6%
Enalapril	925	465	—	—	1,390	6%
Paroxetine	364	836	—	—	1,200	5%
All other products	2,628	2,639	112	576	5,955	24%
Sales to licensees and others	—	—	3,678	3,163	6,841	28%
Licensing and collaborations	—	—	95	870	965	4%
Total Revenues	$6,450	$9,300	$3,885	$4,609	$24,244	100%
% of Q-1 2005 Revenues	27%	38%	16%	19%	100%

For the three months ended March 31, 2004:

(in thousands)	Revenues Within Spain
				Revenues
Product Line	Branded Products	Generic Products	Other	Outside of Spain	Total	% of Total Revenues
Omeprazole	$533	$3,288	$—	$—	$3,821	22%
Simvastatin	239	773	—	—	1,012	6%
Codeisan	903	—	—	—	903	5%
Enalapril	662	209	—	—	871	5%
Paroxetine	250	820	—	—	1,070	6%
All other products	1,704	1,693	—	—	3,397	20%
Sales to licensees and others	—	—	2,534	2,998	5,532	32%
Licensing and collaborations	—	—	142	554	696	4%
Total Revenues	$4,291	$6,783	$2,676	$3,552	$17,302	100%
% of Q-1 2004 Revenues	25%	39%	15%	21%	100%

Spanish Operations.    The core of our Spanish operations has been the efficient manufacturing and in-country marketing of branded and generic pharmaceutical products.  Historically, our pharmaceutical products were sold only within Spain.  However, the execution of our long-term strategic plan over the past several years has created an opportunity for our Spanish operations to expand beyond the borders of Spain into other European countries and other countries outside of Europe. The increase in first quarter 2005 product sales is due primarily to: (1) an increase in sales of our two top selling product lines (omeprazole and simvastatin) totaling $1,691,000; (2) an increase in sales to licensees and others totaling $1,309,000; (3) an increase in the weighted average value of the Euro, in relation to the U.S. Dollar totaling $1,073,000; and (4) sales of active pharmaceutical ingredients (included in “All other products” above) totaling $688,000.

Branded Pharmaceutical Products

	For the Three Months Ended March 31,				Change
(in thousands)	2005	%	2004	%	$	%
Branded Product Sales:
Codeisan	$1,369	21%	$903	21%	$466	52%
Enalapril	925	14%	662	15%	263	40%
Omeprazole	716	11%	533	12%	183	34%
Lansoprazole	461	7%	—	*	461	*
Simvastatin	448	7%	239	6%	209	87%
All other branded products	2,531	40%	1,954	46%	577	30%
Total branded sales	$6,450	100%	$4,291	100%	$2,159	50%

* Not meaningful

Sales of our branded pharmaceutical products increased by 50% during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  An increase in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of increasing branded product sales by approximately $291,000 in the first quarter of 2005. Sales of Codeisan, which grew by 52%, accounted for 21% of our branded pharmaceutical revenues in the first three months of both 2005 and 2004.  Sales of our branded lansoprazole, which was launched in November 2004, added approximately $461,000 to our branded sales in the three months ended March 31, 2005, or 21% of our increase in branded pharmaceutical sales. We also experienced increased sales of our branded enalapril, omeprazole and simvastatin product lines, which together accounted for 30% of the increase in our branded sales in the three months ended March 31, 2005. While we expect to continue to develop, acquire, launch and support new and existing branded products, our focus on generics and sales outside of Spain are expected to increase those revenues at a significantly higher pace than that of our branded products.

Generic Pharmaceutical Products

	For the Three Months Ended March 31,				Change
(in thousands)	2005	%	2004	%	$	%
Generic Product Sales:
Omeprazole	$4,120	44%	$3,288	49%	$832	25%
Simvastatin	1,240	13%	773	11%	467	60%
Paroxetine	836	9%	820	12%	16	2%
Pentoxifylline	633	7%	691	10%	-58	-8%
Trimetazidine	611	7%	486	7%	125	26%
All other generic products	1,860	20%	725	11%	1,135	157%
Total generic sales	$9,300	100%	$6,783	100%	$2,517	37%

Sales of our generic pharmaceutical products increased by 37% during the three months ended March 31, 2005, compared to the three months ended March 31, 2004.  An increase in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of increasing generic product sales by approximately $432,000 in the first quarter of 2005. Strong sales of our generic omeprazole accounted for 33% of our increase in generic pharmaceutical sales in the first quarter of 2005. Strong sales of our generic simvastatin, which grew by 60%, accounted for 19% of our increase in generic pharmaceutical product sales.  We expect to continue to increase our generic drug portfolio and increase our generic drug sales in Spain as products come off patent in the future.

The Spanish Ministry of Health has recently proposed a plan for nationwide expansion of a regional practice of filling prescriptions that do not specify a brand name or laboratory name with one of the lowest-priced generics then available.  This proposal, if enacted, will not require government-mandated price reductions as in the past.  We constantly monitor the market, prices and our competitors’ activities, and occasionally adjust prices for competitive purposes.  We do not anticipate that this proposal will materially affect our 2005 revenues or profits because we expect that any voluntary downward adjustment in our selling prices will be offset by increases in volume and the benefits of other strategies we have adopted.

Sales to Licensees and Others

	For the Three Months Ended March 31,		Change
(in thousands)	2005	2004	$	%

Sales to licensees and others	$6,841	$5,532	$1,309	24%

In addition to manufacturing and selling our own branded and generic products, we license the rights to market products to others within and outside of Spain.  These license agreements are usually accompanied by long-term exclusive supply agreements, whereby our licensees purchase the licensed products from our manufacturing facility.  Our Spanish subsidiaries have executed a total of 129 license agreements. While 62 of these agreements are pending regulatory approvals (four within Spain and 58 outside of Spain), 67 of these agreements (14 within Spain and 53 outside of Spain) cover actively marketed products that are generating revenues. Additionally, we have 15 contract manufacturing agreements in effect in Spain and 6 contract manufacturing agreements in effect for international customers.  Our clients market these products under their own names and with their own labeling.  Many of the products we manufacture for others use the same active ingredients that are used in our own marketed products.  Sales under our license agreements in the three months ended March 31, 2005 increased 24% when compared to the prior year period, or 18% in constant currency.  An increase in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of increasing our revenues from sales to licensees and others by approximately $325,000.

Licensing and Collaboration Revenues.     Licensing and collaboration revenues accounted for 4% of total revenues in each of the three month periods ended March 31, 2005 and 2004. These revenues include royalties of approximately $870,000 in the three months ended March 31, 2005 (compared to $554,000 in the first quarter of the prior year) from the commercialization and continuing sales of Testim. Testim is currently reported to capture approximately 13% of all new testosterone gel replacement prescriptions in the U.S. market.

Gross Profit.     Gross profit increased by approximately $3,745,000, or 41%, in the three months ended March 31, 2005, when compared to the three months ended March 31, 2004.  Gross margins on net product sales improved from 50% in the three months ended March 31, 2004 to 51% in the three months ended March 31, 2005 (53% gross margins on sales of pharmaceutical products, excluding sales of active pharmaceutical ingredients).

Selling and Marketing Expenses

	For the Three Months Ended March 31,		Change
(in thousands)	2005	2004	$	%

Selling and marketing	$4,392	$3,870	$522	13%

Selling and marketing expenses for the three months ended March 31, 2005 increased by $522,000 or 13% from the same period in the prior year when expressed in U.S. Dollars; however, the increase in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of increasing selling and marketing expenses by approximately $209,000 in the three months ended March 31, 2005. Increased sales force costs, primarily sales commissions resulting from our growing product sales, account for the remaining 60% increase in selling and marketing expenses. As a percentage of net product sales, selling and marketing expenses decreased from 23% in the three months ended March 31, 2004, to 19% in the three months ended March 31, 2005.

General and Administrative Expenses

	For the Three Months Ended March 31,		Change
(in thousands)	2005	2004	$	%

General and administrative	$3,018	$2,162	$856	40%

General and administrative expenses for the three months ended March 31, 2005 increased 40% over the same period in the prior year.  The $856,000 increase was the result of increased general and administrative activities required to support our continued growth and prepare for our anticipated future growth. These expenditures include increased costs in the current year for additional employees, outside services, insurance and other costs to support the growth of our organization, as well as costs associated with maintaining our compliance with the provisions of the Sarbanes-Oxley Act of 2002. General and administrative expenses as a percent of total revenues remained relatively consistent (approximately 12.4% in the three months ended March 31, 2005, compared to approximately 12.5% of total revenues in the three months ended March 31, 2004).  General and administrative expenses would have been approximately $77,000 lower, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar over the past year. We expect that our future expenditures for general and administrative expenses will continue to increase as we grow.

Research and Development Expenses

	For the Three Months Ended March 31,		Change
(in thousands)	2005	2004	$	%

Research and development	$1,351	$995	$356	36%

In the first quarter of 2004, we completed and reported the results of a Phase I intranasal insulin trial. Our Phase I trial demonstrated the effective delivery of insulin intranasally in healthy human subjects. In April 2005 we announced that we completed the data analysis stage of our Phase II study for the intranasal delivery of insulin which we concluded in December 2004. We are scheduled to report the results of that trial in an abstract titled “Intranasal Insulin Administration in Type I Diabetic Patients Utilizing CPE-215 Technology” at the American Diabetes Association 65th Scientific Sessions, June 10-14, 2005, in San Diego, California. Additionally, we are continuing our clinical programs to support our strategy for the eventual distribution of certain of our Spanish generic pharmaceutical products in other countries, including the U.S. In order to further our strategy, we entered into a multi-product collaboration agreement with Perrigo Company to co-develop and market certain generic pharmaceutical products in the U.S. and potentially other markets. We expect to continue to incur costs to conduct clinical trials and support the required regulatory submissions for our clinical programs. We also expect to incur increased costs related to pre-clinical programs for product formulation and testing efforts being performed in the laboratory in our U.S. headquarters and at our facilities in Spain.  The expenditures in research and development reflect our focus on projects that are necessary for expansion of our portfolio of marketed products and clinical trials involving our drug delivery technologies. Although some of our cost estimates are preliminary, and the specific timing is subject to change, we project that our research and development expenses in 2005 could be approximately $1,500,000 higher than in 2004.

Provision for Income Taxes

	For the Three Months Ended March 31, 2005
(in thousands)	Spain	U.S.	Consolidated

Income (loss) before income taxes	$4,678	$(918)	$3,760

Provision (benefit) for income taxes	1,590	(312)	1,278
Valuation allowance	—	312	312

Net provision for income taxes	1,590	—	1,590

Net income (loss)	$3,088	$(918)	$2,170

Effective tax rate	34%	0%	42%

As a result of reporting taxable income in Spain, we recorded a provision for foreign income taxes totaling $1,590,000 and $921,000 for the three months ended March 31, 2005 and 2004, respectively.  The effective tax rate in Spain for the three months ended March 31, 2005 is 34% compared to 37% in the prior year first quarter. The provision for foreign income taxes would have been approximately $67,000 lower than reported, absent the increase in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar.

We generated additional U.S. federal net operating loss carry-forwards in the three months ended March 31, 2005 and 2004 as a result of U.S. pretax losses of $918,000 and $752,000, respectively. Although we expect to achieve profitable U.S. operations in the future, future domestic operating profits cannot be reasonably assured; consequently, no tax benefit has been recorded for U.S. losses. Accordingly, we have established a valuation allowance equal to the full amount of the U.S. deferred tax assets.

Should we determine that it is more likely than not that we will realize certain of our net deferred tax assets for which we have previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. In addition, we operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. No potential tax contingencies were considered probable and reasonably estimable by Bentley at March 31, 2005; however, there is the possibility that the ultimate resolution of any such potential contingencies could have an adverse effect on our results of operations.

Net Income

	For the Three Months Ended March 31,		Change
(in thousands, except per share data)	2005	2004	$	%

Net income	$2,170	$809	$1,361	168%

Net income per common share:
Basic	$0.10	$0.04	$0.06	150%
Diluted	$0.10	$0.04	$0.06	150%

Weighted average common shares outstanding:
Basic	21,316	20,597	719	3%
Diluted	22,531	22,784	-253	-1%

We reported income from operations of $3,647,000 in the three months ended March 31, 2005 compared to $1,673,000 in the three months ended March 31, 2004. The combination of income from operations of $3,647,000 and the non-operating items, primarily the provision for income taxes of $1,590,000, resulted in net income of $2,170,000, or $0.10 per basic common share ($0.10 per diluted common share) on 21,316,000 weighted average basic common shares outstanding (22,531,000 weighted average diluted common shares outstanding) in the three months ended March 31, 2005, compared to net income of $809,000, or $0.04 per basic common share ($0.04 per diluted common share) on 20,597,000 weighted average basic common shares outstanding (22,784,000 weighted average diluted common shares outstanding) in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

Total assets increased from $121,930,000 at December 31, 2004 to $123,170,000 at March 31, 2005, while stockholders’ equity decreased from $89,657,000 at December 31, 2004 to $88,701,000 at March 31, 2005. The decrease in stockholders’ equity during the three months ended March 31, 2005 primarily reflects the effect of fluctuations in the Euro/U.S. Dollar exchange rate, which resulted in a net reduction of $3,185,000 in our balance sheet, that was partially offset by net income of $2,170,000 during the quarter.

Cash and cash equivalents increased by approximately 4% or $1,526,000 from $34,230,000 at December 31, 2004 to $35,756,000 at March 31, 2005, primarily as a result of cash flows from operations that included net income of $2,170,000 and an increase in deferred income of $1,259,000, partially offset by additions to fixed assets totaling $1,702,000, additions to drug licenses totaling $597,000 and the effect of foreign currency exchange rates that decreased cash by approximately $548,000. Cash and cash equivalents at March 31, 2005 include approximately $5,023,000 of short-term liquid investments considered to be cash equivalents.

Receivables increased by approximately 4% from $27,860,000 at December 31, 2004 to $29,113,000 at March 31, 2005. Receivables increased by approximately $2,778,000 in local currency, but fluctuations in foreign currency exchange rates decreased receivables reported in U.S. dollars by approximately $1,525,000. Trade receivables increased approximately $1,293,000 during the quarter; however, the average number of days of sales outstanding in uncollected trade and royalties receivable decreased from 125 days at December 31, 2004 to 99 days at March 31, 2005. Furthermore, receivables from one international customer totaled $3,982,000 at March 31, 2005. We owe the same customer approximately $3,848,000 for co-marketing expenses at March 31, 2005. We have not experienced any material delinquencies on any of our receivables that have had a material effect on our financial position, results of operations or cash flows.

Inventories decreased by approximately $645,000 from $10,258,000 at December 31, 2004 to $9,613,000 at March 31, 2005, primarily as a result of fluctuations in foreign currency exchange rates approximating $542,000.

The combined total of accounts payable and accrued expenses increased from $23,217,000 at December 31, 2004 to $24,653,000 at March 31, 2005.  The $1,436,000 increase was primarily attributed to increases in inventory purchases (approximately $576,000) and taxes payable (approximately $2,077,000), while fluctuations in foreign currency exchange rates decreased accounts payable and accrued expenses reported in U.S. dollars by approximately $1,276,000.

Short-term borrowings and current portion of long-term debt decreased from $2,785,000 at December 31, 2004 to $2,499,000 at March 31, 2005, primarily as a result of net repayment of short-term borrowings and the effect of fluctuations in foreign currency exchange rates. The weighted average interest rate on our short-term borrowings at March 31, 2005 was 5.0%.

Operating activities for the three months ended March 31, 2005 provided net cash of $4,518,000 compared to $1,442,000 in the three months ended March 31, 2004.  Net income, which increased $1,361,000 to $2,170,000 during the three months ended March 31, 2005 and an increase in deferred income of $941,000 accounted for the majority of the increase in cash flows from operations.

Investing activities, primarily capital expenditures to upgrade the capacity of our manufacturing facility in Spain and to increase our manufacturing and packaging capabilities with new high speed equipment, along with additions to drug licenses and related costs, used net cash of $2,299,000 during the three months ended March 31, 2005.

Financing activities during the three months ended March 31, 2005 required cash totaling $145,000, and represented net repayments of short-term borrowings.

Our royalty revenues on Testim product sales by Auxilium Pharmaceuticals, Inc., our licensee, are recognized based on an estimate of Auxilium’s sell-through of the Testim product based on prescriptions filled. For the three months ended March 31, 2005 and 2004, we recognized royalty revenues of approximately $870,000 and $554,000, respectively, based on an estimate of prescriptions filled.  The difference between the total amount earned from Auxilium under the royalty arrangement and the amount recognized as a component of licensing and collaboration revenues is recorded as a component of current deferred income in the Consolidated Balance Sheets.  As of March 31, 2005 and December 31, 2004, deferred income from Testim royalties was approximately $1,333,000 and $1,233,000, respectively.  We will continue to use available market information to determine the amount and timing of royalty revenue recognition until such time that returns from wholesalers and pharmacies can be reasonably estimated.

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

Liquidity.  Our 2005 capital expenditure plan totals $19.2 million and we invested approximately $1,702,000 in equipment and improvements during the three months ended March 31, 2005. The remaining capital expenditures planned for 2005 will be funded from a combination of cash flows from operations and borrowings. As mentioned above, we have cash, cash equivalents and short-term liquid investments totaling approximately $36,256,000 as of March 31, 2005, which is sufficient to fund our operations for the foreseeable future. Although the Company is generating positive cash flow from operations, (approximately $4,518,000 in the three months ended March 31, 2005), there can be no assurance that changes in our research and development plans, capital expenditures and/or acquisitions, or other events affecting our net product sales or operating expenses will not result in the earlier depletion of our funds.  However, we continue to explore alternative sources for financing our business activities. In appropriate situations, which will be strategically determined, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain of our accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. For a more detailed discussion of our critical accounting policies and estimates, we refer the reader to the complete discussion included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

•                  Anticipated 2005 expenses, margins and operating performance;

•                  Expected launch of new products;

•                  Anticipated expenses and spending;

•                  Commencing and continuing clinical trials;

•                  Anticipated regulatory changes and approvals; and

•                  The sufficiency of capital resources to fund our operations.

These forward-looking statements are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements speak only as of the date of this report, and we do not undertake any obligation to update or revise them, except as required by law.  The following factors, among others, create risks and uncertainties that could affect our future or other performance:  expanding generic and branded drug operations, efficacy and safety of our products, changes in third-party reimbursement and government mandates which impact pharmaceutical pricing, development and commercialization of our products, relationships with our strategic partners, uncertainty of clinical trial results, regulatory approval process, unpredictability of patent protection, technological changes, the effects of economic conditions, risks associated with international operations, competition from other manufacturers of generic and proprietary pharmaceuticals, and difficulties in managing our growth and the other risk factors contained in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed for the year ended December 31, 2004.  As a result of these and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.  A substantial amount of our business is conducted in Europe and is therefore influenced to the extent to which there are fluctuations in the U.S. Dollar’s value in relation to other currencies, specifically the Euro. The exchange rates at March 31, 2005 and December 31, 2004 were .77 Euros and .73 Euros per U.S. Dollar, respectively. The weighted average exchange rate for the three months ended March 31, 2005 and 2004 was .76 Euros and .81 Euros per U.S. Dollar, respectively. The net effect of foreign currency translation on our Condensed Consolidated Financial Statements for the three months ended March 31, 2005 was a net decrease of $3,185,000 and the cumulative historical effect as of March 31, 2005 was an increase of $6,537,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive income. The carrying value of assets and liabilities can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, we do not plan to modify our business practices.

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

Interest Rates.  The weighted average interest rate on our short-term borrowings is 5.0% and the amount of borrowings outstanding is $2,499,000 as of March 31, 2005. Our long-term borrowings are non-interest bearing and the balance outstanding on these borrowings at March 31, 2005 is $421,000 including imputed interest (ranging from 5.2% to 6.0%) of $61,000. The weighted average interest rate on our long-term borrowings is 5.7%. The effect of an increase in interest rates of one percentage point (one hundred basis points) to an average of 6.0% on short-term borrowings and to an average of 6.7% on long-term borrowings would have the effect of increasing interest expense by approximately $29,000 annually.

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

As of March 31, 2005, Bentley carried out an evaluation, under the supervision of, and with the participation of Bentley’s management, including Bentley’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bentley’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)). Based on that evaluation, Bentley’s Chief Executive Officer and Chief Financial Officer concluded that Bentley’s disclosure controls and procedures are effective in timely alerting them to material information relating to Bentley (including its consolidated subsidiaries), which is required to be included in its publicly filed reports or submitted under the Exchange Act, and in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Although Bentley’s management continually evaluates the internal control structure and strengthens Bentley’s control procedures, particularly in connection with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, there have been no changes during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect Bentley’s internal controls over financial reporting.

PART II.                OTHER INFORMATION

Item 6.        Exhibits

The Exhibits filed as part of this report are listed on the Exhibit Index immediately preceding the exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENTLEY PHARMACEUTICALS, INC.
Registrant

May 9, 2005	By:	/s/ James R. Murphy
James R. Murphy
Chairman of the Board of Directors President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2005	By:	/s/ Michael D. Price
Michael D. Price
Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial
and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

*10.1

2005 base salaries, target bonuses and annual stock option awards for Bentley’s executive officers. (Reference is made to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 30, 2005, Commission File No.
1-10581, which exhibit is incorporated herein by reference.)

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

*                 Indicates a compensatory plan or arrangement or management contract in which an executive officer of the Company participates.