Form 10-Q
period 2005-06-30
BENTLEY PHARMACEUTICALS INC
filed 2005-08-09
CIK 821616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

The number of shares of the registrant’s common stock outstanding as of August 8, 2005 was 21,598,881.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Form 10-Q for the Quarter Ended June 30, 2005

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)	June 30, 2005	December 31, 2004

Assets

Current assets:
Cash and cash equivalents	$36,544	$34,230
Marketable securities	469	528
Receivables, net	27,429	27,860
Inventories, net	11,669	10,258
Deferred taxes	552	479
Prepaid expenses and other	1,701	1,355
Total current assets	78,364	74,710

Non-current assets:
Fixed assets, net	29,125	30,849
Drug licenses and related costs, net	13,880	14,863
Restricted cash	1,000	1,000
Other	496	508
Total non-current assets	44,501	47,220
	$122,865	$121,930

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$17,237	$17,048
Accrued expenses	9,417	6,169
Short-term borrowings	2,514	2,754
Current portion of long-term debt	27	31
Deferred income	2,274	1,594
Total current liabilities	31,469	27,596

Non-current liabilities:
Deferred taxes	2,051	2,319
Long-term debt	309	349
Deferred income	2,470	1,944
Other	57	65
Total non-current liabilities	4,887	4,677

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 2,000 shares, issued and outstanding, none	—	—
Common stock, $.02 par value, authorized 100,000 shares, issued and outstanding, 21,581 and 21,312 shares	431	426
Additional paid-in capital	139,612	140,418
Accumulated deficit	(56,131)	(60,909)
Accumulated other comprehensive income	2,597	9,722
Total stockholders’ equity	86,509	89,657
	$122,865	$121,930

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Income Statements

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Revenues:
Net product sales	$23,433	$17,407	$46,712	$34,013
Licensing and collaboration revenues	1,331	1,063	2,296	1,759
Total revenues	24,764	18,470	49,008	35,772

Cost of net product sales	11,367	8,465	22,819	16,720

Gross profit	13,397	10,005	26,189	19,052

Operating expenses:
Selling and marketing	4,223	3,851	8,615	7,721
General and administrative	3,018	2,287	6,036	4,451
Research and development	1,608	946	2,959	1,941
Depreciation and amortization	559	338	943	685
Total operating expenses	9,408	7,422	18,553	14,798

Income from operations	3,989	2,583	7,636	4,254

Other income (expenses):
Interest income	211	132	372	242
Interest expense	(62)	(58)	(110)	(111)
Other, net	24	1,274	24	1,274

Income before income taxes	4,162	3,931	7,922	5,659

Provision for income taxes	1,554	2,441	3,144	3,361

Net income	$2,608	$1,490	$4,778	$2,298

Net income per common share:
Basic	$0.12	$0.07	$0.22	$0.11
Diluted	$0.12	$0.07	$0.21	$0.10

Weighted average common shares outstanding:
Basic	21,395	20,644	21,356	20,620
Diluted	22,603	22,800	22,568	22,787

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

	$.02 Par Value Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2004	21,312	$426	$140,418	$(60,909)	$9,722	$89,657
Comprehensive income (loss):
Net income	—	—	—	4,778	—	4,778
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(7,125)	(7,125)
Comprehensive loss						$(2,347)

Exercise of stock options	476	9	1,494	—	—	1,503
Purchase of treasury shares	(219)	(4)	(2,414)	—	—	(2,418)
Equity-based compensation	12	—	114	—	—	114

Balance at June 30, 2005	21,581	$431	$139,612	$(56,131)	$2,597	$86,509

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
(in thousands)	2005	2004

Cash flows from operating activities:
Net income	$4,778	$2,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,592	1,696
Equity-based compensation expense	114	129
Loss on disposal of assets	124	—
Other non-cash items	17	(87)
(Increase) decrease in assets and increase (decrease) in liabilities:
Receivables	(2,836)	(6,583)
Inventories	(2,938)	(2,620)
Deferred income taxes	(121)	—
Prepaid expenses and other current assets	(502)	(1,119)
Other assets	(33)	9
Accounts payable and accrued expenses	6,663	6,753
Deferred income	1,523	1,347
Other liabilities	(5)	(256)
Net cash provided by operating activities	9,376	1,567

Cash flows from investing activities:
Additions to fixed assets	(3,745)	(3,476)
Additions to drug licenses and related costs	(1,017)	(549)
Proceeds from maturity of investments	—	149,100
Purchase of investments	—	(148,219)
Purchase of API manufacturing assets	—	(3,309)
Net cash used in investing activities	(4,762)	(6,453)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

	For the Six Months Ended June 30,
(in thousands)	2005	2004
Cash flows from financing activities:
Proceeds from the exercise of stock options	$145	$1,603
Remittance of employee tax liabilities in exchange for common stock tendered to the Company	(1,060)	—
Proceeds from borrowings	919	2,500
Repayment of borrowings	(834)	(2,550)
Net cash (used in) provided by financing activities	(830)	1,553

Effect of exchange rate changes on cash	(1,470)	(317)

Net increase (decrease) in cash and cash equivalents	2,314	(3,650)

Cash and cash equivalents at beginning of period	34,230	39,393

Cash and cash equivalents at end of period	$36,544	$35,743

Supplemental Disclosures of Cash Flow Information
The Company paid cash during the period for:
Interest	$98	$106
Foreign income taxes	$1,260	$638

Supplemental Disclosures of Non-Cash Financing and Investing Activities
The Company has issued Common Stock as equity-based compensation in lieu of cash during the period as follows:
Shares	12	10
Amount	$111	$129

Amounts included in accounts payable at end of period for fixed asset and drug license purchases	$1,982	$1,539

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

History and Operations

Bentley Pharmaceuticals, Inc. and Subsidiaries (which may be referred to individually and collectively as Bentley Pharmaceuticals, Bentley, or the Company), headquartered in the U.S., is an international specialty pharmaceutical company, incorporated in the State of Delaware, focused on:

•                  development, licensing and sales of generic and branded pharmaceutical products and active pharmaceutical ingredients (API) and the manufacturing of pharmaceuticals for others; and

•                  research, development and licensing/commercialization of advanced drug delivery technologies and pharmaceutical products.

Bentley’s pharmaceutical product sales and licensing activities are based primarily in Spain, where it has a significant commercial presence and manufactures and markets approximately 135 pharmaceutical products through three wholly-owned Spanish subsidiaries; Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. Bentley’s products include various dosage strengths and product formulations of more than 35 chemical entities in four primary therapeutic areas: cardiovascular, gastrointestinal, neurological and infectious diseases. The Company continually adds to its product portfolio in response to increasing market demand for generic and branded therapeutic agents and, when appropriate, divests portfolio products considered to be redundant or that have become non-strategic.  Although most of the Company’s sales of these products are currently in the Spanish market, it has recently focused on increasing sales in other European countries and other geographic regions through strategic alliances with companies in these territories.  In April 2004, the Company purchased a manufacturing facility located in Zaragoza, Spain that specializes in the manufacture of active pharmaceutical ingredients. The facility has been approved by the U.S. Food and Drug Administration for the manufacture of one ingredient for marketing and sale in the U.S. The Company manufactures and markets these products through its subsidiary, Bentley API.

The Company has U.S. and international patents and other proprietary rights to technologies that facilitate the absorption of drugs. Bentley is developing products that incorporate its drug delivery technologies and has licensed applications of its proprietary CPE-215® drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim® in the U.S. market, in February 2003. Testim, which incorporates Bentley’s CPE-215 drug delivery technology, is a gel indicated for low testosterone levels. Bentley continues to seek other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using its drug delivery technologies, including product formulations that deliver insulin to diabetic patients intranasally and that treat nail fungus infections topically.

Basis of Condensed Consolidated Financial Statements

The condensed consolidated financial statements of Bentley Pharmaceuticals as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted insofar as such information was disclosed in the Company’s consolidated financial statements for the year ended December 31, 2004.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, including the summary of significant accounting policies, included in Bentley’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2004 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Bentley’s financial position as of June 30, 2005 and the results of its operations and cash flows for the three and six months ended June 30, 2005 and 2004.  The results of operations for the three and six months ended June 30, 2005 should not necessarily be considered indicative of the results to be expected for the full year ending December 31, 2005 or any other interim period.

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

Included in cash and cash equivalents at June 30, 2005 and December 31, 2004 are approximately $10,759,000 and $3,684,000, respectively, of short-term investments considered to be cash equivalents, as the original maturity dates of such investments were three months or less when purchased.

Marketable securities

The Company has investments in securities, with maturities of greater than three months when purchased, which are classified as available-for-sale, totaling $469,000 as of June 30, 2005, compared to $528,000 as of December 31, 2004. The Company’s investments are carried at amortized cost which approximates fair value due to the short-term nature of these investments.  Accordingly, no unrealized gains or losses have been recognized on these investments. Should the fair values differ significantly from the amortized costs, unrealized gains or losses would be included as a component of other comprehensive income (loss).

Receivables

Receivables consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Trade receivables (of which $2,514 and $2,754, respectively, collateralize short-term borrowings with Spanish financial institutions)	$22,282	$23,586
VAT receivable	2,885	2,428
Royalties receivable	2,405	1,882
Other	272	339
	27,844	28,235
Less allowance for doubtful accounts	(415)	(375)
	$27,429	$27,860

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (“FIFO”) method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand.

Inventory balances are comprised of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$6,846	$5,953
Finished goods	4,889	4,380
	11,735	10,333
Less allowance for slow moving inventory	(66)	(75)
	$11,669	$10,258

Fixed assets

Fixed assets consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Land	$2,704	$2,573
Buildings and improvements	17,491	16,076
Equipment	15,551	18,448
Furniture and fixtures	1,789	1,850
Other	107	102
	37,642	39,049
Less accumulated depreciation	(8,517)	(8,200)
	$29,125	$30,849

In order to support the Company’s growth in Europe, management is expanding the capacity of its manufacturing facilities through a series of capital investments. The Company invested approximately $3,745,000 in capital additions, including $367,000 for the purchase of land, during the six months ended June 30, 2005.

Depreciation expense of approximately $172,000 and $147,000 has been charged to operations as a component of depreciation and amortization expense in the Consolidated Income Statements for the six months ended June 30, 2005 and 2004, respectively. Depreciation totaling approximately $1,649,000 and $1,011,000 has been included in cost of net product sales during the six months ended June 30, 2005 and 2004, respectively.

Stockholders’ equity

A substantial amount of the Company’s business is conducted in Europe and is therefore influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, specifically the Euro. The exchange rates at June 30, 2005 and December 31, 2004 were .83 Euros and .73 Euros per U.S. Dollar, respectively. The weighted average exchange rates for the three months ended June 30, 2005 and 2004 were .79 Euros and .83 Euros per U.S. Dollar, respectively. The weighted average exchange rates for the six months ended June 30, 2005 and 2004 were .78 Euros and .82 Euros per U.S. Dollar, respectively. The net effect of foreign currency translation on the Company’s Condensed Consolidated Financial Statements for the six months ended June 30, 2005 was a net decrease of $7,125,000 and the cumulative historical effect as of June 30, 2005 was $2,597,000, as reflected in the Consolidated Balance Sheets as accumulated other comprehensive income. The carrying value of assets and liabilities can be materially affected by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, management does not plan to modify its business practices.

During the six months ended June 30, 2005, the Company issued approximately 12,000 shares of Common Stock as equity-based compensation in lieu of cash contributions to the Company-sponsored 401(k) retirement savings plan. Certain employees and an independent consultant were granted stock options to purchase an aggregate of 669,500 shares of Common Stock in the six months ended June 30, 2005 at exercise prices ranging from $7.39 to $12.01 per share, which resulted in a weighted average exercise price of $8.47 per share.

Supplemental disclosures related to Consolidated Statements of Cash Flows

During the three months ended June 30, 2005, the Chief Executive Officer ("CEO"), the Chief Financial Officer ("CFO") and the Chief Medical Officer ("CMO") of the Company exercised stock options to purchase an aggregate of 476,000 shares of the Company's Common Stock. In satisfaction of the option exercise prices, the Company received approximately $145,000 in cash proceeds and an aggregate of approximately 123,000 shares of previously acquired Bentley Common Stock, with a fair market value of approximately $1,359,000. The Company also received a total of approximately 96,000 shares of Common Stock, with a fair market value of approximately $1,060,000, from the three employees in order to satisfy minimum federal and statutory tax withholding requirements, which taxes were paid by the Company during the quarter ended June 30, 2005. The shares of Common Stock acquired by the Company in connection with these stock option exercises were recorded at fair market value and are held by the Company as treasury shares.

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

Revenue from service, research and development, and licensing agreements is recognized when the service procedures have been completed or as revenue recognition criteria have been met for each separate unit of accounting as defined in Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  The Company has deferred the recognition of approximately $2,755,000 and $2,147,000 of licensing revenues as of June 30, 2005 and December 31, 2004, respectively, for which the earnings process has not been completed.

Royalty revenues on Testim product sales are currently recognized based on an estimate of Auxilium’s sell-through of the Testim product based on prescriptions dispensed. For the three and six months ended June 30, 2005, the Company recognized royalty revenues of $1,251,000 and $2,121,000, respectively, compared to $644,000 and $1,198,000 in the three and six months ended June 30, 2004, respectively. Under SFAS No. 48, the Company cannot recognize its royalty revenues earned on product shipments of Testim until product returns related to those shipments can be reasonably estimated. At such time the Company expects to record a one-time increase in licensing and collaboration revenues related to the recognition of previously deferred royalty revenues. As of June 30, 2005 and December 31, 2004, deferred income from Testim royalties totaled $1,516,000 and $1,233,000, respectively.

Provision for income taxes

Spanish tax authorities completed a tax review of the Company’s Spanish subsidiary, Laboratorios Belmac S.A., during the second quarter of 2004 for the tax years 1998, 1999 and 2000. As a result of this audit, the subsidiary was assessed an additional tax liability of approximately $604,000, which was recorded as a component of provision for income taxes for the three and six months ended June 30, 2004, and approximately $193,000 for related interest and penalties, which was recorded as components of other income (expenses), in the consolidated income statements for the three and six months ended June 30, 2004.

As a result of reporting taxable income in Spain, the Company recorded a provision for foreign income taxes totaling $1,554,000 and $2,441,000 ($1,837,000 income tax expense on operations plus $604,000 recorded as a result of the tax audit of the Company’s Spanish subsidiary) for the three months ended June 30, 2005 and 2004, respectively. We have recorded provisions for foreign income taxes totaling $3,144,000 and $3,361,000 ($2,757,000 when excluding the $604,000 tax audit settlement) for the six months ended June 30, 2005 and 2004, respectively. The effective tax rate in Spain for the six months ended June 30, 2005 and 2004 is 33% and 47% (39% when excluding the $604,000 tax audit settlement), respectively.

As future domestic operating profits cannot be reasonably assured, no tax benefit has been recorded for U.S. losses, which totaled $650,000 and $727,000 for the three months ended June 30, 2005 and 2004, respectively, and $1,568,000 and $1,481,000 for the six months ended June 30, 2005 and 2004, respectively. Accordingly, the Company has established a valuation allowance equal to the full amount of the U.S. deferred tax assets. The provisions for income taxes differ from the amounts computed by applying the U.S. federal income tax rate of 34% to pre-tax income, primarily as a result of the increase in the valuation allowance to offset U.S. deferred tax assets, certain nondeductible expenses in Spain and the higher statutory income tax rate of 35% in Spain.

Should the Company determine that it is more likely than not that it will realize certain of its deferred tax assets for which it had previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance.

Basic and diluted net income per common share

Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding during each period. The dilutive effect of outstanding stock options and stock purchase warrants, as calculated using the treasury stock method, were considered in the net income per share calculations for the three and six months ended June 30, 2005 and 2004.

The following is a reconciliation between basic and diluted net income per common share for the three and six months ended June 30, 2005 and 2004.  Dilutive securities issuable for the three and six months ended June 30, 2005 include approximately 1,208,000 and 1,212,000 dilutive incremental shares, respectively, issuable as a result of various stock options that are outstanding. Dilutive securities issuable for the three and six months ended June 30, 2004 included approximately 2,156,000 and 2,167,000 dilutive incremental shares, respectively, issuable as a result of various stock options and warrants that were outstanding.

For the Three Months Ended June 30, 2005 (in thousands, except per share data):

	Basic EPS	Effect of Dilutive Securities	Diluted EPS
Net Income	$2,608	$—	$2,608
Weighted Average Common Shares Outstanding	21,395	1,208	22,603
Net Income Per Common Share	$0.12	$—	$0.12

For the Three Months Ended June 30, 2004 (in thousands, except per share data):

	Basic EPS	Effect of Dilutive Securities	Diluted EPS
Net Income	$1,490	$—	$1,490
Weighted Average Common Shares Outstanding	20,644	2,156	22,800
Net Income Per Common Share	$0.07	$—	$0.07

For the Six Months Ended June 30, 2005 (in thousands, except per share data):

	Basic EPS	Effect of Dilutive Securities	Diluted EPS
Net Income	$4,778	$—	$4,778
Weighted Average Common Shares Outstanding	21,356	1,212	22,568
Net Income Per Common Share	$0.22	$(0.01)	$0.21

For the Six Months Ended June 30, 2004 (in thousands, except per share data):

	Basic EPS	Effect of Dilutive Securities	Diluted EPS
Net Income	$2,298	$—	$2,298
Weighted Average Common Shares Outstanding	20,620	2,167	22,787
Net Income Per Common Share	$0.11	$(0.01)	$0.10

Excluded from the diluted earnings per share presentation, because their exercise prices were greater than the average fair value of the Common Stock in the respective periods, were options to purchase an aggregate of approximately 1,741,000 shares of Common Stock, for the three and six months ended June 30, 2005, respectively, and options and warrants to purchase an aggregate of 468,000 shares of Common Stock, for the three and six months ended June 30, 2004.

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

As previously disclosed, the Company acquired shares of Common Stock from certain employees in connection with stock option exercises during the three months ended June 30, 2005. In accordance with APB Opinion No. 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, no compensation expense was recorded as a result of these transactions. Although the ultimate disposition of these treasury shares has not yet been determined, the Company has elected to follow the accounting treatment prescribed for the retirement of stock, which has resulted in a reduction of additional paid-in capital in the Consolidated Balance Sheet as of June 30, 2005 for the $2,418,000 fair market value of the common stock shares acquired.

General and administrative expenses for the three and six months ended June 30, 2005 include approximately $32,000 and $44,000, respectively, of non-cash equity-based compensation. General and administrative expenses for the three and six months ended June 30, 2004 include approximately $15,000 and $47,000, respectively, of non-cash equity-based compensation. Research and development expenses for the three and six months ended June 30, 2005 include approximately $23,000 and $70,000, respectively, of non-cash equity-based compensation. Research and development expenses for the three and six months ended June 30, 2004 include approximately $41,000 and $82,000, respectively, of non-cash equity-based compensation. Included in equity based compensation in the six months ended June 30, 2005 is approximately $111,000, representing approximately 12,000 shares of Common Stock issued to the Company-sponsored 401(k) retirement savings plan in lieu of cash contributions.

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to equity-based employee compensation (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$2,608	$1,490	$4,778	$2,298
Add: Equity-based employee compensation expense included in reported net income	55	56	114	129
Deduct: Total equity-based employee compensation expense determined under fair value method for all awards	(763)	(596)	(1,333)	(1,720)
Pro forma net income	$1,900	$950	$3,559	$707

Net income per common share:

Basic - as reported	$0.12	$0.07	$0.22	$0.11
Basic - pro forma	$0.09	$0.05	$0.17	$0.03

Diluted - as reported	$0.12	$0.07	$0.21	$0.10
Diluted - pro forma	$0.08	$0.04	$0.16	$0.03

The preceding pro forma results were calculated using the Black-Scholes option pricing model with the following weighted average assumptions (results may vary depending on the assumptions applied within the model):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Risk-free interest rate	3.56%	2.10%	3.82%	2.97%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	5 years	5 years	5 years	5 years
Volatility	45.02%	50.49%	45.25%	49.28%
Fair value of options granted	$4.17	$5.70	$3.73	$6.03

Reclassifications

Certain prior period depreciation amounts have been reclassified from operating expenses to cost of net product sales to conform with the current period’s presentation.  Such reclassifications are not material to the Condensed Consolidated Financial Statements.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised), Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and will supersede APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123 (Revised) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement will require entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). On April 14, 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123 (Revised) to the beginning of the first fiscal year after June 15, 2005. As a result, the Company anticipates adopting SFAS No. 123 (Revised) on January 1, 2006. Management is evaluating the two methods of adoption allowed by SFAS No. 123 (Revised), the modified-prospective transition method and the modified-retrospective transition method, and the related impact on its Consolidated Financial Statements. Adoption of this Statement will have a significant impact on the Company’s results of operations, although it will not have any material impact on the Company’s overall financial position or cash flows.

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

Branded and Generic Pharmaceuticals

Our pharmaceutical product sales activities are based in Spain, where we have a significant commercial presence and we manufacture and market approximately 135 pharmaceutical products.  Our products include various dosage strengths and product formulations of more than 35 chemical entities in four primary therapeutic areas: cardiovascular, gastrointestinal, neurological and infectious diseases. In 2004 approximately 30% of our product revenues were derived from two of our product lines. We market our branded and generic products to physicians and pharmacists through our three separate sales and marketing organizations based in Spain: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar.  As prices for prescription pharmaceuticals have been lowered in Spain by action of the Ministry of Health, which has authority to approve pharmaceutical prices, we are working to improve the efficiency of our manufacturing operations to reduce our costs, while also increasing sales.  We have recently focused on increasing our sales in other European countries and other geographic regions through strategic alliances with other generic companies and distributors in these territories.  We also target markets that offer compatible regulatory approval regimes and attractive product margins.

We also expect to grow our business by acquiring or licensing additional products to sell through our organization and our strategic alliances. We continually acquire rights to new products in response to increasing market demand for generic and branded therapeutic products and, when appropriate, we divest products that we consider to be redundant or that have become non-strategic.  For example, in November 2004, we entered into a collaboration agreement with Perrigo Company, the largest U.S. manufacturer of over-the-counter pharmaceutical and nutritional products for the store brand market, to co-develop and market in the U.S. and potentially other markets selected generic pharmaceutical products that we produce in Spain.

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

Proprietary Drug Delivery Technologies and Products

We develop products that incorporate our drug delivery technologies that we have developed in the United States.  We have licensed applications of our proprietary CPE-215 drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim, the first product incorporating our CPE-215 drug delivery technology, in the United States in February 2003.  Testim is a gel indicated for low testosterone levels.  Testim was launched in Germany in January 2005 and in the United Kingdom in April 2005. On April 25, 2005, we announced that we had entered into a license agreement with Dong Sung Pharm. Co. Ltd. for the development of an intranasal spray formulation of insulin for the South Korean market and possibly additional territories. On May 2, 2005 we announced the discovery and synthesis of a thermodynamically stable, biodegradable NanocapletTM technology for the delivery of macromolecule therapeutics as a result of a four-year sponsored research collaboration with the University of New Hampshire.  We are also in discussions with other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using our drug delivery technologies, including product formulations to treat nail fungus infections topically.

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2005 versus Three Months Ended June 30, 2004

Revenues

	For the Three Months Ended June 30,				Change
(in thousands)	2005	%	2004	%	$	%

Net product sales	$23,433	95%	$17,407	94%	$6,026	35%
Licensing and collaboration revenues	1,331	5%	1,063	6%	268	25%
Total revenues	$24,764	100%	$18,470	100%	$6,294	34%

Total revenues for the three months ended June 30, 2005 increased 34% from the same period in the prior year, or 29% when expressed in constant currency. An increase in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of increasing second quarter 2005 revenues by approximately $998,000 compared to the second quarter of 2004. In addition to the favorable impact of currency, our current period growth was driven primarily by increased sales to licensees and others, strong sales of omeprazole and simvastatin and sales of active pharmaceutical ingredients (API) from our API manufacturing facility that we purchased in April 2004 (included in “All other Products” in the table below). Our growing royalty stream from sales of Testim, the first marketed product incorporating our CPE-215 drug delivery technology, contributed approximately $1,251,000 to our licensing and collaboration revenues in the three months ended June 30, 2005, compared to $644,000 in the second quarter of the prior year.

Our revenues are generated through our primary sales channels of branded pharmaceuticals, generic pharmaceuticals, sales to licensees and others and licensing and collaboration revenues. The following is a summary of our revenues by sales channel and top-selling product lines:

For the three months ended June 30, 2005:

(in thousands)	Revenues Within Spain			Revenues
	Branded	Generic		Outside of		% of Total
Product Line	Products	Products	Other	Spain	Total	Revenues
Omeprazole	$734	$4,134	$—	$—	$4,868	19%
Simvastatin	425	1,345	—	—	1,770	7%
Enalapril	1,226	447	—	—	1,673	7%
Paroxetine	353	812	—	—	1,165	5%
Pentoxifylline	—	707	—	—	707	3%
All other products	2,886	1,713	73	439	5,111	21%
Sales to licensees and others	—	—	3,563	4,576	8,139	33%
Licensing and collaborations	—	—	75	1,256	1,331	5%
Total Revenues	$5,624	$9,158	$3,711	$6,271	$24,764	100%
% of Q-2 2005 Revenues	23%	37%	15%	25%	100%

For the three months ended June 30, 2004:

(in thousands)	Revenues Within Spain			Revenues
	Branded	Generic		Outside of		% of Total
Product Line	Products	Products	Other	Spain	Total	Revenues
Omeprazole	$647	$3,204	$—	$—	$3,851	21%
Simvastatin	354	868	—	—	1,222	7%
Enalapril	893	327	—	—	1,220	6%
Paroxetine	228	765	—	—	993	5%
Pentoxifylline	—	587	—	—	587	3%
All other products	2,143	1,058	88	177	3,466	19%
Sales to licensees and others	—	—	2,304	3,764	6,068	33%
Licensing and collaborations	—	—	419	644	1,063	6%
Total Revenues	$4,265	$6,809	$2,811	$4,585	$18,470	100%
% of Q-2 2004 Revenues	23%	37%	15%	25%	100%

Spanish Operations.    The core of our Spanish operations has been the efficient manufacturing and in-country marketing of branded and generic pharmaceutical products.  Historically, our pharmaceutical products were sold only within Spain.  However, the execution of our long-term strategic plan over the past several years has created an opportunity for our Spanish operations to expand beyond the borders of Spain into other European countries and other countries outside of Europe. The increase in second quarter 2005 product sales is due primarily to: (1) an increase in sales to licensees and others totaling $2,071,000; (2) an increase in sales of our three top selling product lines (omeprazole, simvastatin and enalapril) totaling $2,018,000; and (3) an increase in the weighted average value of the Euro, in relation to the U.S. Dollar totaling $995,000.

Branded Pharmaceutical Products

	For the Three Months Ended June 30,				Change
(in thousands)	2005	%	2004	%	$	%
Branded Product Sales:
Enalapril	$1,226	22%	$893	21%	$333	37%
Omeprazole	734	13%	647	15%	87	13%
Codeisan	628	11%	608	14%	20	3%
Lansoprazole	486	9%	—	0%	486	*
Simvastatin	425	7%	354	8%	71	20%
All other branded products	2,125	38%	1,763	42%	362	21%
Total branded sales	$5,624	100%	$4,265	100%	$1,359	32%

* Not meaningful

Sales of our branded pharmaceutical products increased by 32% during the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  An increase in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of increasing branded product sales by approximately $254,000 in the second quarter of 2005.  Sales of lansoprazole, which was launched in December 2004, accounted for 9% of our branded pharmaceutical revenues during the three months ended June 30, 2005 and 36% of the increase in our branded sales. We also experienced increased sales of our branded enalapril and omeprazole, which together accounted for 31% of the increase in our branded sales in the three months ended June 30, 2005. While we expect to continue to develop, acquire, launch and support new and existing branded products, our focus on generics and sales outside of Spain are expected to increase those revenues at a significantly higher pace than that of our branded products.

Generic Pharmaceutical Products

	For the Three Months Ended June 30,				Change
(in thousands)	2005	%	2004	%	$	%
Generic Product Sales:
Omeprazole	$4,134	45%	$3,204	47%	$930	29%
Simvastatin	1,345	15%	868	13%	477	55%
Paroxetine	812	9%	765	11%	47	6%
Pentoxifylline	707	8%	587	9%	120	20%
Trimetazidine	595	6%	441	6%	154	35%
All other generic products	1,565	17%	944	14%	621	66%
Total generic sales	$9,158	100%	$6,809	100%	$2,349	34%

Sales of our generic pharmaceutical products increased by 34% during the three months ended June 30, 2005, compared to the three months ended June 30, 2004.  An increase in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of increasing generic product sales by approximately $399,000 in the second quarter of 2005. Strong sales of our generic omeprazole accounted for 40% of our increase in generic pharmaceutical sales in the second quarter of 2005. Strong sales of our generic simvastatin, which grew by 55%, accounted for 20% of our increase in generic pharmaceutical product sales.  We expect to continue to increase our generic drug portfolio and increase our generic drug sales in Spain as products come off patent in the future.

The Spanish Ministry of Health has proposed a plan for nationwide expansion of a regional practice of filling prescriptions with one of the lowest-priced generics then available if a prescription does not specify a brand name or laboratory name.  This proposal, if enacted, will not require government-mandated price reductions as in the past.  We constantly monitor the market, prices and our competitors’ activities, and occasionally adjust prices for competitive purposes. We do not anticipate that this proposal will materially affect our 2005 revenues or profits because we expect that any voluntary downward adjustment in our selling prices will be offset by increases in volume and the benefits of other strategies we have adopted.

Sales to Licensees and Others

	For the Three Months Ended June 30,		Change
(in thousands)	2005	2004	$	%

Sales to licensees and others	$8,139	$6,068	$2,071	34%

In addition to manufacturing and selling our own branded and generic products, we license the right to market products to others within and outside of Spain.  These license agreements are usually accompanied by long-term exclusive supply agreements, whereby our licensees purchase the licensed products from our manufacturing facility (which are recorded as net product sales in the Consolidated Income Statements).  Our Spanish subsidiaries have executed a total of 141 license agreements. While 62 of these agreements are pending regulatory approvals (two within Spain and 60 outside of Spain), 79 of these agreements (17 within Spain and 62 outside of Spain) cover actively marketed products that are generating revenues. Additionally, we have 16 contract manufacturing agreements in effect in Spain and 6 contract manufacturing agreements in effect for international customers. Our licensees market these products under their own names and with their own labeling.  Many of the products we manufacture for others use the same active ingredients that are used in our own marketed products.  Sales to licensees and others in the three months ended June 30, 2005 increased 34% when compared to the prior year period, or 29% in constant currency.  An increase in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of increasing our revenues from sales to licensees and others by approximately $313,000.

Licensing and Collaboration Revenues.     Licensing and collaboration revenues increased by 25% and accounted for 5% of total revenues for the three month period ended June 30, 2005 and 6% for the three month period ended June 30, 2004.  These revenues include royalties of approximately $1,251,000 in the three months ended June 30, 2005 (compared to $644,000 in the second quarter of the prior year) from the commercialization and continuing sales of Testim.

Gross Profit.    Gross profit increased by approximately $3,392,000, or 34%, in the three months ended June 30, 2005, when compared to the three months ended June 30, 2004.  Gross margins on net product sales were 51.5% in the three months ended June 30, 2005 compared to 51.4% in the three months ended June 30, 2004.  A charge of approximately $415,000 has been accrued as a result of a new pharmaceutical tax that was enacted in the first quarter of 2005 and is included in gross profit in the three months ended June 30, 2005.

Selling and Marketing Expenses

	For the Three Months Ended June 30,		Change
(in thousands)	2005	2004	$	%

Selling and marketing	$4,223	$3,851	$372	10%

Selling and marketing expenses for the three months ended June 30, 2005 increased by $372,000 or 10% from the same period in the prior year when expressed in U.S. Dollars; however, 49% of the increase is a result of the increase in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, which had the effect of increasing selling and marketing expenses by approximately $184,000 in the three months ended June 30, 2005. Increased sales force costs, primarily sales commissions resulting from our growing product sales, account for the remaining increase in selling and marketing expenses. As a percentage of net product sales, selling and marketing expenses decreased from 22% in the three months ended June 30, 2004, to 18% in the three months ended June 30, 2005.

General and Administrative Expenses

	For the Three Months Ended June 30,		Change
(in thousands)	2005	2004	$	%

General and administrative	$3,018	$2,287	$731	32%

General and administrative expenses for the three months ended June 30, 2005 increased 32% over the same period in the prior year.  The $731,000 increase was the result of increased general and administrative activities required to support our continued growth and prepare for our anticipated future growth. These expenditures include increased costs in the current year for additional employees, insurance and other costs to support the growth of our organization, as well as costs associated with maintaining compliance with the provisions of the Sarbanes-Oxley Act of 2002 and other corporate governance regulations including legal, accounting and other outside service fees. General and administrative expenses as a percent of total revenues remained relatively consistent at approximately 12.2% for the three months ended June 30, 2005, compared to approximately 12.4% of total revenues in the three months ended June 30, 2004.  General and administrative expenses would have been approximately $66,000 lower, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar over the past year. We expect that our future expenditures for general and administrative expenses will continue to increase as we grow our business.

Research and Development Expenses

	For the Three Months Ended June 30,		Change
(in thousands)	2005	2004	$	%

Research and development	$1,608	$946	$662	70%

Research and development expenses have increased 70% in the three months ended June 30, 2005 to $1,608,000 when compared to the second quarter of 2004.  The increase is directly attributed to the advancement of our research and development programs. In the first quarter of 2004, we completed and reported the results of a Phase I intranasal insulin trial. Our Phase I trial demonstrated the effective delivery of insulin intranasally in healthy human subjects. In April 2005 we announced that we completed the data analysis stage of our Phase II study for the intranasal delivery of insulin which we had concluded in December 2004. We reported the results of that trial in an abstract titled “Intranasal Insulin Administration in Type I Diabetic Patients Utilizing CPE-215 Technology” at the American Diabetes Association 65th Scientific Sessions, June 10-14, 2005, in San Diego, California. Additionally, we are continuing our clinical programs to support our strategy for the eventual distribution of certain of our Spanish generic pharmaceutical products in other countries, including the U.S. In order to further our strategy, we entered into a collaboration agreement with Perrigo Company to co-develop and market certain generic pharmaceutical products in the U.S. and potentially other markets. We expect to continue to incur costs to conduct clinical trials and support the required regulatory submissions for our clinical programs. We also expect to incur increased costs related to pre-clinical programs for product formulation and testing efforts in both the chemistry, manufacturing and controls (CMC) and nonclinical animal studies. We also expect to incur costs associated with the acquisition and/or development of new or improved drug delivery technologies as evidenced by our May 2, 2005 announcement of the discovery and synthesis of a thermodynamically stable, biodegradable NanocapletTM technology for the delivery of macromolecule therapeutics. The expenditures in research and development reflect our focus on projects that are necessary for expansion of our portfolio of marketed products and clinical trials involving our drug delivery technologies. Although some of our cost estimates are preliminary, and the specific timing is subject to change, we project that our research and development expenses in 2005 could be approximately $1,500,000 higher than in 2004.

Other Income (Expenses)

	For the Three Months Ended June 30,		Change
(in thousands)	2005	2004	$	%

Other income (expenses)	$173	$1,348	$(1,175)	-87%

Other income (expenses) for the three months ended June 30, 2005 decreased by $1,175,000 from the same period in the prior year. In the second quarter of the prior year, we reversed previously accrued tax assessments totaling $1,467,000, partially offset by interest and penalties totaling $193,000 associated with the settlement of the tax audit of our Spanish subsidiary. As a result, we recorded a pre-tax benefit totaling $1,467,000 ($954,000 after taxes) as a component of other income and expenses in the second quarter of the prior year.

Provision for Income Taxes

	For the Three Months Ended June 30, 2005
(in thousands)	Spain	U.S.	Consolidated

Income (loss) before income taxes	$4,812	$(650)	$4,162

Provision (benefit) for income taxes	1,554	(332)	1,222
Valuation allowance	—	332	332

Net provision for income taxes	1,554	—	1,554

Net income (loss)	$3,258	$(650)	$2,608

Effective tax rate	32%	0%	37%

As a result of reporting taxable income in Spain, we recorded a provision for foreign income taxes totaling $1,554,000 and $2,441,000 ($1,837,000 income tax expense on operations plus $604,000 recorded as a result of the tax audit of our Spanish subsidiary) for the three months ended June 30, 2005 and 2004, respectively.  The effective tax rate in Spain for the three months ended June 30, 2005 is 32% compared to 52% in the prior year second quarter (39% excluding the $604,000 tax audit settlement). The provision for foreign income taxes would have been approximately $74,000 lower than reported, absent the increase in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar.

We generated additional U.S. federal net operating loss carry-forwards in the three months ended June 30, 2005 and 2004 as a result of U.S. pretax losses of $650,000 and $727,000, respectively. Although we expect to achieve profitable U.S. operations in the future, any future domestic operating profits cannot be reasonably assured; consequently, no tax benefit has been recorded for U.S. losses. Accordingly, we have established a valuation allowance equal to the full amount of the U.S. deferred tax assets.

Net Income

	For the Three Months Ended June 30,		Change
(in thousands, except per share data)	2005	2004	$	%

Net income	$2,608	$1,490	$1,118	75%

Net income per common share:
Basic	$0.12	$0.07	$0.05	71%
Diluted	$0.12	$0.07	$0.05	71%

Weighted average common shares outstanding:
Basic	21,395	20,644	751	4%
Diluted	22,603	22,800	(197)	-1%

We reported income from operations of $3,989,000 in the three months ended June 30, 2005 compared to $2,583,000 in the three months ended June 30, 2004, which is an increase of 54%. The combination of income from operations of $3,989,000 and the non-operating items, primarily the provision for income taxes of $1,554,000, resulted in net income of $2,608,000, or $0.12 per basic common share ($0.12 per diluted common share) on 21,395,000 weighted average basic common shares outstanding (22,603,000 weighted average diluted common shares outstanding) in the three months ended June 30, 2005, compared to net income of $1,490,000, or $0.07 per basic common share ($0.07 per diluted common share) on 20,644,000 weighted average basic common shares outstanding (22,800,000 weighted average diluted common shares outstanding) in the same period of the prior year.

Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004

Revenues

	For the Six Months Ended June 30,				Change
(in thousands)	2005	%	2004	%	$	%

Net product sales	$46,712	95%	$34,013	95%	$12,699	37%
Licensing and collaboration revenues	2,296	5%	1,759	5%	537	31%
Total revenues	$49,008	100%	$35,772	100%	$13,236	37%

Total revenues for the six months ended June 30, 2005 increased 37% from the same period in the prior year, or 31% when expressed in constant currency. An increase in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of increasing year-to-date 2005 revenues by approximately $2,079,000 compared to the same six month period of 2004. Our growing royalty stream from sales of Testim, the first marketed product incorporating our CPE-215 drug delivery technology, contributed approximately $2,121,000 to our revenues in the six months ended June 30, 2005, compared to $1,198,000 in the first six months of the prior year. Sales of active pharmaceutical ingredients from our new manufacturing facility (included in “All other Products” in the table below) added approximately $1,200,000 to our consolidated revenues for the six months ended June 30, 2005.

Set forth below is a summary of our revenues by sales channel and top-selling product lines:

For the six months ended June 30, 2005:

(in thousands)	Revenues Within Spain			Revenues
	Branded	Generic		Outside of		% of Total
Product Line	Products	Products	Other	Spain	Total	Revenues
Omeprazole	$1,450	$8,254	$—	$—	$9,704	20%
Simvastatin	873	2,585	—	—	3,458	7%
Enalapril	2,151	912	—	—	3,063	6%
Paroxetine	718	1,647	—	—	2,365	5%
Codeisan	1,997	—	—	—	1,997	4%
All other products	4,886	5,059	185	1,015	11,145	23%
Sales to licensees and others	—	—	7,241	7,739	14,980	30%
Licensing and collaborations	—	—	170	2,126	2,296	5%
Total Revenues	$12,075	$18,457	$7,596	$10,880	$49,008	100%
% of YTD 2005 Revenues	25%	38%	15%	22%	100%

For the six months ended June 30, 2004:

(in thousands)	Revenues Within Spain			Revenues
	Branded	Generic		Outside of		% of Total
Product Line	Products	Products	Other	Spain	Total	Revenues
Omeprazole	$1,180	$6,492	$—	$—	$7,672	21%
Simvastatin	593	1,641	—	—	2,234	6%
Enalapril	1,555	535	—	—	2,090	6%
Paroxetine	478	1,584	—	—	2,062	6%
Codeisan	1,511	—	—	—	1,511	4%
All other products	3,244	3,336	88	177	6,845	19%
Sales to licensees and others	—	—	4,837	6,762	11,599	33%
Licensing and collaborations	—	—	561	1,198	1,759	5%
Total Revenues	$8,561	$13,588	$5,486	$8,137	$35,772	100%
% of YTD 2004 Revenues	24%	38%	15%	23%	100%

Spanish Operations.     The increase in the net product sales for the first half of 2005 compared to the first half of 2004 is due primarily to: (1) an increase in sales of our three top selling product lines (omeprazole, simvastatin and enalapril) totaling $4,229,000; (2) an increase in sales to licensees and others totaling $3,381,000; and (3) an increase in the weighted average value of the Euro, in relation to the U.S. Dollar totaling $2,079,000.

Branded Pharmaceutical Products

	For the Six Months Ended June 30,				Change
(in thousands)	2005	%	2004	%	$	%
Branded Product Sales:
Enalapril	$2,151	18%	$1,555	18%	$596	38%
Codeisan	1,997	16%	1,511	18%	486	32%
Omeprazole	1,450	12%	1,180	14%	270	23%
Lansoprazole	947	8%	—	0%	947	*
Simvastatin	873	7%	593	7%	280	47%
All other branded products	4,657	39%	3,722	43%	935	25%
Total branded sales	$12,075	100%	$8,561	100%	$3,514	41%

* Not meaningful

Sales of our branded pharmaceutical products increased by 41% during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.  Sales of enalapril and codeisan, which grew by 38% and 32%, respectively, accounted for 18% and 16% of our branded pharmaceutical revenues in the six months ended June 30, 2005, respectively. Sales of lansoprazole, which was launched in December 2004, accounted for 8% of our branded pharmaceutical revenues during the six months ended June 30, 2005 and 27% of the increase in our branded sales. We also experienced increased sales of our branded omeprazole and simvastatin product lines, which together accounted for 16% of the increase in our branded sales in the six months ended June 30, 2005. An increase in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of increasing branded product sales by approximately $544,000 in the first half of 2005. While we expect to continue to develop, acquire, launch and support new and existing branded products, our focus on generics and sales outside of Spain are expected to increase those revenues at a significantly higher pace than that of our branded products.

Generic Pharmaceutical Products

	For the Six Months Ended June 30,				Change
(in thousands)	2005	%	2004	%	$	%
Generic Product Sales:
Omeprazole	$8,254	45%	$6,492	48%	$1,762	27%
Simvastatin	2,585	14%	1,641	12%	944	58%
Paroxetine	1,647	9%	1,584	12%	63	4%
Pentoxifylline	1,340	7%	1,278	9%	62	5%
Trimetazidine	1,206	6%	927	7%	279	30%
All other generic products	3,425	19%	1,666	12%	1,759	106%
Total generic sales	$18,457	100%	$13,588	100%	$4,869	36%

Sales of our generic pharmaceutical products increased by 36% during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.  Increased demand for our generic omeprazole and simvastatin products accounted for 56% of our generic pharmaceutical revenue growth in the six months ended June 30, 2005. Paroxetine, pentoxifylline and trimetazidine continue to be major contributors to our generic pharmaceutical sales. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar, had the effect of increasing generic product sales by approximately $831,000 in the first half of 2005.  We expect to continue to increase our generic drug portfolio and increase our generic drug sales in Spain as products come off patent in the future.

Sales to Licensees and Others

	For the Six Months Ended June 30,		Change
(in thousands)	2005	2004	$	%

Sales to licensees and others	$14,980	$11,599	$3,381	29%

Sales to licensees and others in the six months ended June 30, 2005 increased 29% when compared to the same six month period of the prior year, or 24% in constant currency.  An increase in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of increasing our revenues from sales to licensees and others by approximately $638,000.

Licensing and Collaboration Revenues.     Licensing and collaboration revenues accounted for 5% of total revenues in the six months ended June 30, 2005 and totaled $2,296,000. These revenues include royalties of approximately $2,121,000 in the six months ended June 30, 2005 (compared to $1,198,000 in the six months ended June 30, 2004) from the commercialization and continuing sales of Testim. Testim is currently reported to capture more than 14% of all testosterone gel replacement prescriptions in the U.S. market.

Gross Profit.     Gross profit increased by approximately $7,137,000, or 37%, in the six months ended June 30, 2005, when compared to the six months ended June 30, 2004.  Gross margins on net product sales were 51% in the six months ended June 30, 2005 consistent with the six months ended June 30, 2004. A charge of approximately $867,000 has been accrued as a result of a new pharmaceutical tax that was enacted in the first quarter of 2005 and is included in gross profit in the six months ended June 30, 2005.

Selling and Marketing Expenses

	For the Six Months Ended June 30,		Change
(in thousands)	2005	2004	$	%

Selling and marketing	$8,615	$7,721	$894	12%

Selling and marketing expenses for the six months ended June 30, 2005 increased 12% from the same period in the prior year. The weighted average value of the Euro, in relation to the U.S. Dollar, had the effect of increasing selling and marketing expenses by approximately $392,000 in the six months ended June 30, 2005, accounting for 44% of the increase. Selling and marketing expenses as a percentage of net product sales decreased from 23% in the six months ended June 30, 2004 to 18% in the six months ended June 30, 2005.

General and Administrative Expenses

	For the Six Months Ended June 30,		Change
(in thousands)	2005	2004	$	%

General and administrative	$6,036	$4,451	$1,585	36%

General and administrative expenses for the six months ended June 30, 2005 increased 36% from the same period in the prior year.  The $1,585,000 increase was the result of increased general and administrative activities required to support our continued growth and prepare for our anticipated future growth. These expenditures include increased costs in the current year for additional employees, outside services, insurance and other costs to support the growth of our organization. General and administrative expenses as a percent of total revenues remained relatively consistent at approximately 12.3% for the six months ended June 30, 2005, compared to approximately 12.4% of total revenues in the six months ended June 30, 2004.  General and administrative expenses would have been approximately $143,000 lower, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past year.

Research and Development Expenses

	For the Six Months Ended June 30,		Change
(in thousands)	2005	2004	$	%

Research and development	$2,959	$1,941	$1,018	52%

Research and development expenses for the six months ended June 30, 2005 increased 52% from the same period in the prior year. The increase is directly attributed to the advancement of our research and development programs. See the explanation under Research and Development Expenses for the three months ended June 30, 2005. We expect to continue to incur increased costs to support our clinical programs in the remainder of the year.

Other Income (Expenses)

	For the Six Months Ended June 30,		Change
(in thousands)	2005	2004	$	%

Other income (expenses)	$286	$1,405	$(1,119)	-80%

Other income (expenses) for the six months ended June 30, 2005 decreased by $1,119,000 from the same period in the prior year. See the explanation under Other Income (Expenses) for the three months ended June 30, 2005.

Provision for Income Taxes

	For the Six Months Ended June 30, 2005
(in thousands)	Spain	U.S.	Consolidated

Income (loss) before income taxes	$9,490	$(1,568)	$7,922

Provision (benefit) for income taxes	3,144	(742)	2,402
Valuation allowance	—	742	742

Net provision for income taxes	3,144	—	3,144

Net income (loss)	$6,346	$(1,568)	$4,778

Effective tax rate	33%	0%	40%

We have recorded provisions for foreign income taxes totaling $3,144,000 and $3,361,000 ($2,757,000 net of the $604,000 tax audit settlement) for the six months ended June 30, 2005 and 2004, respectively. The effective tax rate in Spain for the six months ended June 30, 2005 is 33% compared to 47% (39% excluding the $604,000 tax audit settlement) in the six months ended June 30, 2004.  The provision for foreign income taxes would have been approximately $141,000 lower than reported, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past year.

We generated additional U.S. federal net operating loss carry-forwards in the six months ended June 30, 2005 and 2004 as a result of U.S. pre-tax losses of $1,568,000 and $1,481,000, respectively. As future domestic operating profits cannot be reasonably assured, no tax benefit has been recorded for U.S. losses. Accordingly, we have established a valuation allowance equal to the full amount of the U.S. deferred tax assets.

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

Net Income

	For the Six Months Ended June 30,		Change
(in thousands, except per share data)	2005	2004	$	%

Net income	$4,778	$2,298	$2,568	112%

Net income per common share:
Basic	$0.22	$0.11	$0.11	100%
Diluted	$0.21	$0.10	$0.11	110%

Weighted average common shares outstanding:
Basic	21,356	20,620	736	4%
Diluted	22,568	22,787	(219)	-1%

We reported net income of $4,778,000 in the six months ended June 30, 2005 compared to $2,298,000 in the six months ended June 30, 2004. The combination of income from operations of $7,636,000 and the non-operating items, primarily the provision for income taxes of $3,144,000 and the net of other income and expenses totaling $286,000 resulted in net income of $4,778,000, or $0.22 per basic common share ($0.21 per diluted common share) on 21,356,000 weighted average basic common shares outstanding (22,568,000 weighted average diluted common shares outstanding) in the first half of 2005, compared to net income of $2,298,000, or $0.11 per basic common share ($0.10 per diluted common share) on 20,620,000 weighted average basic common shares outstanding (22,787,000 weighted average diluted common shares outstanding) in the first half of 2004.

LIQUIDITY AND CAPITAL RESOURCES:

Total assets increased from $121,930,000 at December 31, 2004 to $122,865,000 at June 30, 2005, while stockholders’ equity decreased from $89,657,000 at December 31, 2004 to $86,509,000 at June 30, 2005. The decrease in stockholders’ equity during the six months ended June 30, 2005 primarily reflects the effect of fluctuations in the Euro/U.S. Dollar exchange rate, which resulted in a net reduction of $7,125,000 in our balance sheet, that was partially offset by net income of $4,778,000 in the six months ended June 30, 2005.  Also contributing to the decrease in stockholders’ equity, was the acquisition of approximately 219,000 shares of Common Stock, with a fair market value of approximately $2,418,000, which were tendered to the Company by certain employees as consideration for the exercise of stock options and to satisfy minimum federal and statutory tax withholding requirements.

Cash and cash equivalents increased by approximately 7% or $2,314,000 from $34,230,000 at December 31, 2004 to $36,544,000 at June 30, 2005, primarily as a result of increased cash flows from operations that included net income of $4,778,000 and an increase in deferred income of $1,206,000, partially offset by additions to fixed assets totaling $3,745,000, additions to drug licenses totaling $1,017,000, the effect of foreign currency exchange rates that decreased cash by approximately $1,470,000 and the net use of cash totaling $915,000 related to equity transactions. Cash and cash equivalents at June 30, 2005 include approximately $10,759,000 of short-term liquid investments considered to be cash equivalents.

Receivables decreased by approximately 2% from $27,860,000 at December 31, 2004 to $27,429,000 at June 30, 2005. Total receivables increased by approximately $2,836,000 in constant currency, but fluctuations in foreign currency exchange rates decreased receivables reported in U.S. dollars by approximately $3,267,000. Trade receivables increased by approximately $1,703,000 in constant currency, but fluctuations in foreign currency exchange rates decreased trade receivables reported in U.S. dollars by approximately $3,007,000; however, the average number of days of sales outstanding in uncollected trade and royalties receivable decreased from 125 days at December 31, 2004 to 91 days at June 30, 2005. Receivables from one international customer totaled $3,173,000 at June 30, 2005; however, we owe the same customer approximately $2,364,000 for co-marketing expenses at June 30, 2005. Revenues from this customer are recorded net of the related co-marketing costs in the Consolidated Income Statements. We have not experienced any material delinquencies on any of our receivables that have had a material effect on our financial position, results of operations or cash flows.

Inventories increased by approximately $1,411,000 from $10,258,000 at December 31, 2004 to $11,669,000 at June 30, 2005, primarily as a result of increases in raw material and finished goods inventories totaling $2,938,000 in constant currency required to meet third quarter demand, partially offset by fluctuations in foreign currency exchange rates approximating $1,527,000.

The combined total of accounts payable and accrued expenses increased from $23,217,000 at December 31, 2004 to $26,654,000 at June 30, 2005.  The $3,437,000 increase was primarily attributed to increases in payables related to inventory purchases (approximately $3,012,000), and increases in taxes payable of approximately $2,976,000, including $813,000 attributable to a new pharmaceutical tax, partially offset by fluctuations in foreign currency exchange rates that decreased accounts payable and accrued expenses reported in U.S. dollars by approximately $3,226,000.

Short-term borrowings and current portion of long-term debt decreased from $2,785,000 at December 31, 2004 to $2,541,000 at June 30, 2005, primarily as a result of the effect of fluctuations in foreign currency exchange rates totaling $336,000, offset by net borrowings totaling $85,000. The weighted average interest rate on our short-term borrowings at June 30, 2005 was 3.2%.

Operating activities for the six months ended June 30, 2005 provided net cash of $9,376,000 compared to $1,567,000 during the six months ended June 30, 2004.  Net income which increased to $4,778,000 during the six months ended June 30, 2005 and changes in working capital accounted for the majority of the increase in cash flows from operations.

Investing activities, primarily capital expenditures in Spain for land, improvements and equipment to upgrade the capacity of our manufacturing facility in Spain and to increase our manufacturing and packaging capabilities with new high speed equipment, along with additions to drug licenses and related costs, used net cash of $4,762,000 during the six months ended June 30, 2005.

Financing activities during the six months ended June 30, 2005 required cash totaling $830,000, and primarily represented the acquisition of approximately 96,000 shares of Common Stock, with a fair market value of approximately $1,060,000, which were tendered to the Company by certain employees in order to satisfy minimum federal and statutory tax withholding requirements, partially offset by cash proceeds of approximately $145,000 received from the exercise of stock options.

Our royalty revenues on Testim product sales by Auxilium Pharmaceuticals, Inc., our licensee, are recognized based on an estimate of Auxilium’s sell-through of the Testim product based on prescriptions dispensed. For the six months ended June 30, 2005 and 2004, we recognized royalty revenues of approximately $2,121,000 and $1,198,000, respectively, based on an estimate of prescriptions dispensed.  The difference between the total amount earned from Auxilium under the royalty arrangement and the amount recognized as a component of licensing and collaboration revenues is recorded as a component of current deferred income in the Consolidated Balance Sheets.  As of June 30, 2005 and December 31, 2004, deferred income from Testim royalties was approximately $1,516,000 and $1,233,000, respectively.  We will continue to use available market information to determine the amount and timing of royalty revenue recognition until such time that returns from wholesalers and pharmacies can be reasonably estimated.

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

Liquidity. We expect to invest approximately $14.7 million over the balance of 2005 and early 2006 for capital expenditures related to expansion of our manufacturing facilities to accommodate future anticipated growth. These capital expenditures will be funded from a combination of cash flows from operations and borrowings. As mentioned above, we have cash and cash equivalents totaling approximately $36,544,000 as of June 30, 2005, which we believe is sufficient to fund our operations and cash requirements for the foreseeable future. Although the Company is generating positive cash flow from operations, (approximately $9,376,000 in the six months ended June 30, 2005), there can be no assurance that changes in our research and development plans, capital expenditures and/or acquisitions, or other events affecting our net product sales or operating expenses will not result in the earlier depletion of our funds.  However, we continue to explore alternative sources for financing our business activities. In appropriate situations, which will be strategically determined, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

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

These forward-looking statements are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements speak only as of the date of this report, and we do not undertake any obligation to update or revise them, except as required by law.  The following factors, among others, create risks and uncertainties that could affect our future or other performance:  the timing and nature of regulatory approvals, expanding generic and branded drug operations, changes in third-party reimbursement and government mandates which impact pharmaceutical pricing, development and commercialization of our proprietary products and formulations, competition from other manufacturers of generic and proprietary pharmaceuticals, intellectual property litigation, our relationships with our strategic partners, the efficacy and safety of our products, the unpredictability of patent protection, the uncertainty of clinical trial results, technological changes, the effects of economic conditions, risks associated with international operations, and difficulties in managing our growth and the other risk factors contained in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed for the year ended December 31, 2004.  As a result of these and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.  A substantial amount of our business is conducted in Europe and is therefore influenced to the extent to which there are fluctuations in the U.S. Dollar’s value in relation to other currencies, specifically the Euro. The exchange rates at June 30, 2005 and December 31, 2004 were .83 Euros and .73 Euros per U.S. Dollar, respectively. The weighted average exchange rates for the three months ended June 30, 2005 and 2004 were .79 Euros and .83 Euros per U.S. Dollar, respectively. The weighted average exchange rate for the six months ended June 30, 2005 and 2004 was .78 Euros and .82 Euros per U.S. Dollar, respectively. The net effect of foreign currency translation on our Condensed Consolidated Financial Statements for the six months ended June 30, 2005 was a net decrease of $7,125,000 and the cumulative historical effect as of June 30, 2005 was an increase of $2,597,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive income. The carrying value of assets and liabilities can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, we do not plan to modify our business practices.

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

Interest Rates.  The weighted average interest rate on our short-term borrowings is 3.2% and the amount of borrowings outstanding is $2,541,000 as of June 30, 2005. Our long-term borrowings are non-interest bearing and the balance outstanding on these borrowings at June 30, 2005 is $366,000 including imputed interest (ranging from 5.2% to 6.0%) of $57,000. The weighted average interest rate on our long-term borrowings is 5.7%. The effect of an increase in interest rates of one percentage point (one hundred basis points) to an average of 4.2% on short-term borrowings and to an average of 6.7% on long-term borrowings would have the effect of increasing interest expense by approximately $29,000 annually.

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

As of June 30, 2005, Bentley’s management carried out an evaluation, with the participation of Bentley’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Bentley’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)). Based on that evaluation, Bentley’s Chief Executive Officer and Chief Financial Officer concluded that Bentley’s disclosure controls and procedures are effective and designed to ensure that the information relating to Bentley (including its consolidated subsidiaries), which is required to be included in its publicly filed reports or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Although Bentley’s management continually evaluates the internal control structure and strengthens Bentley’s control procedures, particularly in connection with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, there have been no changes during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect Bentley’s internal controls over financial reporting.

PART II.                                                OTHER INFORMATION

Item 1. Legal Proceedings

On September 27, 2004, the Company was served with a complaint in an action captioned Ethypharm S.A. France & Ethypharm S.A. Spain v. Bentley Pharmaceuticals, Inc., U.S. District Court for the District of Delaware, Civil Action No. 04-1300 (SLR).  In this action, Ethypharm S.A., a French-based drug delivery company, and its Spanish affiliate (collectively, “Ethypharm”), allege that since March 2002 the Company and its Spanish subsidiary Laboratorios Belmac, S.A. (“Belmac”) misappropriated unspecified Ethypharm trade secrets and confidential information and used that information in the manufacture of omeprazole, one of Belmac’s pharmaceutical products.  Based on Ethypharm’s primary allegation of misappropriation of trade secrets, the complaint also asserts counts of fraud, unjust enrichment, and intentional interference with actual and prospective business relationships.  Ethypharm’s complaint seeks injunctive relief as well as damages. The Company intends to contest the case vigorously and has moved to dismiss the complaint.  No hearing on the motion to dismiss has been set.

On April 11, 2005, Ethypharm’s Spanish affiliate, Ethypharm S.A., filed suit against Belmac S.A. in the Commercial Court No. 5 of Madrid, Spain.  The complaint alleges that Belmac refused to renew its contract with Ethypharm for the manufacture of omeprazole which expired on March 22, 2002, and that after that date Belmac’s continued manufacture of omeprazole pursuant to its own patented technology has infringed Ethypharm’s Spanish Patent No. ES9301319.  In its complaint, Ethypharm seeks an order from the court declaring Belmac to be in violation of Ethypharm’s patent, preventing further sales of omeprazole by Belmac, and awarding monetary damages. Belmac intends to contest the case vigorously.  On July 5, 2005, Belmac filed an answer and counterclaim which denies Ethypharm’s material allegations and seeks a declaration that Ethypharm’s patent is invalid.  No trial date has been set.  The Company intends to vigorously defend against the complaint.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs

April 1, 2005 through April 30, 2005	—	$—	—	—
May 1, 2005 through May 31, 2005	—	—	—	—
June 1, 2005 through June 30, 2005	219,597	$11.013	—	—

Total	219,597	$11.013	—	—

(1)         Represents shares tendered to the Company by option holders using mature stock to pay the exercise price for their vested stock options and shares tendered to the Company by option holders to satisfy minimum tax withholding liabilities.

(2)         Average of the high and low prices on the NYSE on the dates of exercise.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 24, 2005 for the purpose of electing two directors and consideration of a proposal to approve the consolidation of all shares that were, or may thereafter become available under the Company’s existing stock and option plans and other outstanding options into a new 2005 Equity and Incentive Plan. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

The following members were elected to our Board of Directors by a plurality of votes cast:

Nominee	Term Expiring	Votes For	Votes Withheld

Miguel Fernandez	2008	17,420,814	2,474,738
James R. Murphy	2008	17,457,713	2,437,839

The second matter considered was a proposal to approve the 2005 Equity and Incentive Plan.  This proposal required the affirmative vote of 6,956,127 shares (a majority of the shares represented in person or by proxy at the annual meeting and entitled to vote on this proposal). This proposal was approved by the following vote:

Votes For	Votes Against	Votes Abstaining
12,115,647	1,772,759	23,846

Item 5. Other Information

Bentley’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Procedures for Handling Complaints, Nominating and Governance Committee Charter, Audit Committee Charter and Compensation Committee Charter are available on its website at www.bentleypharm.com. The information is also available in print to any shareholder who requests it.  Additionally, copies of reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K may be accessed from the Company’s website, free of charge, as soon as reasonably practicable after the Company electronically files such reports with, or furnishes such reports to, the Securities and Exchange Commission.  Alternatively, these reports can be accessed through a query at the website of the Securities and Exchange Commission at www.sec.gov.

Bentley’s Board of Directors consists of six directors, four of whom (Messrs. John W. Spiegel, Miguel Fernandez, F. Ross Johnson and Edward J. Robinson) are considered to be “independent” in accordance with the listing standards of the New York Stock Exchange and Rule 10A-3 under the Securities Exchange Act of 1934, as amended.  All four of the independent directors serve on Bentley’s Audit Committee.  Since his retirement in 2004 as the Chief Financial Officer of SunTrust Banks, Inc., John W. Spiegel has agreed to serve on a fourth public company audit committee, in addition to his service for Bentley and two others.  The Board of Directors has determined that in Mr. Spiegel’s current circumstances this simultaneous service does not impair his ability to serve on the Audit Committee of Bentley.

John W. Spiegel has been selected as the Lead Director (or Presiding Director) of the Company’s Board of Directors.  Mr. Spiegel presides at executive sessions of meetings of our non-management and independent directors. Interested parties who wish to send communications on any topic to Mr. Spiegel, the presiding director and the Chairperson of the Nominating and Governance Committee, should address such communications to the Chairman of the Nominating and Governance Committee, c/o the Corporate Secretary, Bentley Pharmaceuticals, Inc., Bentley Park, 2 Holland Way, Exeter, New Hampshire, 03833.

As required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, on October 8, 2004, the Company’s Chief Executive Officer submitted the Annual CEO Certification to the New York Stock Exchange, certifying, without qualification, that he was not aware of any violation by the Company of the New York Stock Exchange’s corporate governance listing standards.

The Company filed with the SEC as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2004 (which exhibits were identified as Exhibit 31.1 and Exhibit 31.2) certifications by the Company’s Chief Executive Officer and Chief Financial Officer regarding the quality of the Company’s public disclosures in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits

The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENTLEY PHARMACEUTICALS, INC.
Registrant

August 9, 2005	By:	/s/ James R. Murphy
James R. Murphy
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2005	By:	/s/ Michael D. Price
Michael D. Price
Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial
and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

10.1

Bentley Pharmaceuticals, Inc. 2005 Equity and Incentive Plan. (Reference is made to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated May 24, 2005, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.2	Form of Incentive Stock Option Certificate under the Registrant’s 2005 Equity and Incentive Plan. Filed herewith.

10.3	Form of Non-Statutory Stock Option Certificate under the Registrant’s 2005 Equity and Incentive Plan. Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.