Form 10-K
period 2005-12-31
BENTLEY PHARMACEUTICALS INC
filed 2006-03-16
CIK 821616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to .

Commission file number 1-10581

Bentley Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	No. 59-1513162
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bentley Park
2 Holland Way
Exeter, New Hampshire	03833
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 658-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.02 par value	New York Stock Exchange and Pacific Exchange
Preferred Stock Purchase Rights	New York Stock Exchange and Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Title of Class	Aggregate Market Value *	As of Close of Business on
Common Stock, $.02 par value	$161,184,788	June 30, 2005

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business on
Common Stock, $.02 par value	21,926,191	March 8, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2006 Annual Meeting of Stockholders - Incorporated by

Reference into Part III of this Annual Report on Form 10-K

*                          Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at June 30, 2005. This calculation does not reflect a determination that such persons are affiliates for any other purposes. Calculation assumes no changes in ownership positions of institutional holders with ownership positions greater than 5% from positions reported on their Schedule 13 filings for the year ended December 31, 2004.

Part I

Item 1.                                                           Business

Overview

We are an international specialty pharmaceutical company, headquartered in the U.S., that is focused on:

•                  development, licensing and sales of generic and branded pharmaceutical products and active pharmaceutical ingredients (API) and the manufacturing of pharmaceuticals for others; and

•                  research, development and licensing/commercialization of advanced drug delivery technologies and pharmaceutical products.

Our pharmaceutical product sales and licensing activities are based primarily in Spain, where we have a significant commercial presence and manufacture and market approximately 100 products of various dosages and strengths through three wholly-owned Spanish subsidiaries: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. Bentley’s products include approximately 151 product presentations in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. We continually add to our product portfolio in response to increasing market demand for generic and branded therapeutic agents, and when appropriate, divest portfolio products that we consider to be redundant or that have become non-strategic. Although most of our sales of these products are currently in the Spanish market, we have recently focused on increasing our sales in other European countries and other geographic regions through strategic alliances with companies in these territories.

In April 2004, we purchased a manufacturing facility located in Zaragoza, Spain that specializes in the manufacture of certain active pharmaceutical ingredients. The facility has been approved by the U.S. Food and Drug Administration (FDA) for the manufacture of one ingredient for marketing and sale in the U.S. We are manufacturing and marketing these products through our subsidiary, Bentley API. In November 2004, we entered into a collaboration agreement with Perrigo Company, the largest U.S. manufacturer of over-the-counter pharmaceutical and nutritional products for the store brand market, to co-develop and market a generic pharmaceutical product in the U.S. and potentially other markets. Our agreement with Perrigo contains provisions which allow us to collaborate on additional products in the future when mutually agreed upon. In August 2005, we formed an Irish subsidiary, Bentley Pharmaceuticals Ireland Limited, to assist in our European expansion strategy. Bentley Pharmaceuticals Ireland Limited received its first marketing approval by the Irish Medicines Board in November 2005.

In our research and development activities, we have U.S. and international patents and other proprietary rights to technologies that facilitate the absorption of drugs. We are developing products that incorporate our drug delivery technologies and have licensed applications of our proprietary CPE-215® drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim® in the U.S. market, in February 2003. Testim, which incorporates our CPE-215 drug delivery technology, is a gel indicated for testosterone replacement therapy, which restores serum testosterone levels in men and thereby improves symptoms of health problems associated with low testosterone levels (hypogonadism). Testim is approved for marketing in Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom and has also received scientific approval in Italy. In April 2005, Auxilium entered into a co-promotion agreement with Oscient Pharmaceuticals Corp. Under the terms of the agreement, Oscient promotes Testim to primary care physicians in the U.S. using its 300-person sales force, while Auxilium continues to promote Testim to urologists, endocrinologists and select primary care physicians. We are in discussions with other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using our drug delivery technologies, including delivery of insulin to diabetic patients intranasally, delivery of macromolecule therapeutics using a biodegradable NanacapletTM technology, and topical treatment of nail fungus infections.

Our Common Stock trades on the New York Stock Exchange (NYSE) under the trade symbol BNT.

The parent company, Bentley Pharmaceuticals, Inc., is incorporated in the State of Delaware. References in this report to “the Company”, “we”, “us” or “our” refer to Bentley and its subsidiaries as a whole group, without regard to the separate operations and obligations of each entity in the group, unless the context clearly indicates one of the entities in the group.

Industry Overview

Pharmaceutical Industry in Europe

The European Union, with an increasingly affluent population of approximately 450 million people and approximately $144 billion in pharmaceutical sales in 2004, represents the second largest pharmaceutical market in the world, according to IMS Health.

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

Since Spain’s entry into the European Union in 1986, the Spanish pharmaceutical market has been evolving steadily into a market that is increasingly similar to those of other countries in Western Europe and the U.S. With a population of approximately 40 million in 2005, Spain was ranked as the seventh largest pharmaceutical market in the world and fifth largest in the European Union. Pharmaceutical sales in Spain reached approximately $11 billion in 2005, according to IMS Health.

Over the last decade, there has been significant evolution of patent protections of pharmaceutical products in Spain. Prior to 1992, manufacturing processes for active pharmaceutical ingredients could be patented in Spain, but active pharmaceutical ingredients could not be patented as products. Commencing in late 1992 active ingredients could be patented in Spain with protection running for 20 years from the date of application. This was followed by Spanish legislation in December 1996 that created a legal class of generic pharmaceuticals. In Spain, generic products are required to be therapeutically equivalent, have a similar composition to that of the original branded product and have demonstrated safety and efficacy. Safety and efficacy is presumed if the original reference product has been commercialized in Spain for 10 years. Generic products also must comply with product labeling requirements and be priced at a discount, which is typically at least 30% lower than the original branded product price.

Although comprising less than 5.4% of the Spanish pharmaceutical market (less than 9.4% of the units of pharmaceutical products sold in Spain), generic pharmaceuticals are expected to significantly increase their market penetration due to increases in drug usage driven by an aging population and opportunities to launch new generic products as patents expire for blockbuster drugs. In response to the rise in healthcare costs, several initiatives are underway by the Spanish government to stimulate the use of generic pharmaceuticals, including education, financial incentives to prescribing physicians and public campaigns. Due to the structure of the Spanish market for pharmaceutical products, producers generally market their products to physicians and pharmacies to whom they emphasize a combination of quality and price.

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

Developing safer and more efficacious methods of delivering existing drugs generally is less risky than attempting to discover new drugs, because of lower development costs. On average, it takes 10 to 15 years for an experimental new drug to progress from the laboratory to commercialization in the U.S., with an average cost of approximately $800 million to $900 million. Typically, only one in 5,000 compounds entering preclinical testing advances into human testing and only one in five compounds tested in humans is approved for commercialization. By contrast, drug delivery companies typically target drugs that already have been approved, have a track record of safety and efficacy and have established markets for which there is a proven medical need. Consequently, clinical trials related to drug delivery technologies applied to previously-approved pharmaceuticals need only show that the new technologies deliver the drug without adverse side effects and with the same clinical efficacy.

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

Our strategies to accomplish this objective include:

Increase our product sales in Spain through targeted promotion and expansion of our product portfolio and increase international sales

We plan to increase our generic and branded product sales by expanding the portfolio of products manufactured in Spain and by forming strategic alliances to increase our sales outside of Spain. We are expanding our product portfolio through the acquisition or licensing of currently marketed and late stage pharmaceutical products. We directly promote and sell these products in Spain through our own sales force of approximately 160 full-time personnel focused on major cities throughout Spain. Outside Spain we sell through alliances with partners in other countries in Europe and elsewhere.

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

Additionally, we have a strategic alliance with Teva granting us the right to register and market certain of Teva’s pharmaceutical products in Spain through our sales force of 156 full-time personnel who focus on major cities throughout Spain.

We are expanding the sales of products outside of Spain by developing alliances with strategic partners in targeted markets that offer compatible regulatory approval regimes and attractive margins. Most of these alliances relate to specific products that our partners have expertise in marketing. We have already developed alliances in Portugal, Greece, the United Kingdom, Germany, Austria, Morocco, Poland and the Czech Republic for targeted products in these and other countries. In certain European countries that have a highly developed competitive market for generics based primarily on price, we intend to sell either directly or through our alliances to distributors. In countries that require a sales force to market to physicians or consumers, we intend to continue to concentrate our efforts through alliances with entities that have sales and marketing forces already in place. We have made and will continue to make, as necessary, modifications to our finished pharmaceutical products manufacturing facility so that it will comply with Good Manufacturing Practices (GMP) of the FDA. These modifications should enable us to submit our products for U.S. marketing approval by the FDA.

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

Our CPE-215 technology enables the absorption of drugs across membranes of the skin, mouth, nose, vagina and eye. We believe our CPE-215 technology can be incorporated into a wide variety of pharmaceutical formats and products, including those formulated as creams, ointments, gels, solutions, lotions, sprays or patches. CPE-215 has a record of safety in humans as a food additive and fragrance and is currently listed on the FDA’s inactive ingredient list for approved drug products. Testim, the first product incorporating our CPE-215 drug delivery technology, was approved by the FDA in October 2002 and was launched in the U.S. market by our licensee, Auxilium, in February of 2003. We are optimistic that this past experience with CPE-215 may result in reduced preclinical development time relating to its use in new formulations of previously approved compounds. We market our CPE-215 technology to pharmaceutical and biotechnology companies whose products we believe would benefit from its permeation properties.

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

•                  expanding the market to patients less suitable for injection, especially children and the elderly; and

•                  improving patient convenience and compliance, and lowering costs relative to a doctor’s office visit for an injection.

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

Once we bring our internally developed products to an advanced stage of development, we intend to develop collaborative relationships that leverage the clinical development and marketing and sales capabilities of our strategic partners. We believe that this will allow us to license our products on terms that are more favorable than those that would be possible earlier in the development cycle. In Spain, we may market these new products directly through our existing sales force. We also seek to manufacture and supply our pharmaceutical partners with the products they license from us.

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

•                  broad applicability - works with a wide range of pharmaceutical compounds, including water soluble and oil soluble and insoluble compounds as well as high and low molecular weight compounds, including peptides and proteins;

•                  format independence - can be formulated into creams, ointments, gels, solutions, lotions and patches;

•                  biological membrane independence - works across the biological membranes of the skin, mouth, nose, vagina and eye; and

•                  well tolerated - approved by the FDA for long-term topical use in Testim.

CPE-215 has a record of safety in humans as a food additive and fragrance and is currently listed on the FDA’s inactive ingredient list for approved drug products. Testim, the first product incorporating our CPE-215 drug delivery technology, was approved by the FDA in October 2002 and was launched in the U.S. market by our licensee, Auxilium, in February of 2003. We are optimistic that this past experience with CPE-215 may result in reduced preclinical development activities required for new product formulations of previously approved pharmaceutical compounds.

Solubility Enhancement Technology

Our solubility enhancement technology involves chemical and manufacturing procedures that enhance compound solubility without changing the compound’s therapeutic properties. Although this technology may be applied to other chemical entities, to date we have incorporated this technology only in acetaminophen compounds, which are known to have problems of insolubility and undesirable taste. Based upon clinical studies completed in Europe in 2001 and 2002, we believe that our technology enables us to develop and deliver dosages of acetaminophen that make it highly dispersible, rapidly soluble in water, better tasting and faster in reaching peak blood levels to deliver pain relief and reduce fever than other tablets or capsules. We believe the use of our technology will increase solubility, which will lessen undesirable side effects, such as flatulence in effervescent formulations and the bitter taste of pills, which commonly are associated with acetaminophen and many other oral medications. Patents have been filed on this technology, of which one has been granted in the United States and others are pending in Europe and elsewhere.

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

Nanocaplet Technology

In May 2005 we announced the discovery and synthesis of a thermodynamically stable, biodegradable Nanocaplet technology for the delivery of macromolecule therapeutics. This proprietary technology was discovered as part of our four-year sponsored research program with the University of New Hampshire Nanostructured Polymers Research Center. We have successfully synthesized biodegradable nanovesicles, or nanocapsules, which are minute, chemical structures, that have been demonstrated in test animals to encapsulate and deliver insulin systematically through the intestinal mucosa and successfully reducing glucose levels. The insulin, which is stability-sensitive like many other peptides, was delivered intact in these animal studies. This discovery represents a significant advancement in drug delivery technology and could lead to reduced reliance on certain injected pharmaceuticals.

Licensed Product

Topical Testosterone Gel

In February 2003, our licensee, Auxilium Pharmaceuticals, Inc. launched Testim, a testosterone gel containing our CPE-215 drug delivery system, in the United States. Testim is marketed by Auxilium under a license of our drug delivery technology. Testim is approved for marketing in Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom and has received scientific approval in Italy.

Testosterone replacement therapy is used to treat men whose bodies produce insufficient amounts of testosterone (hypogonadism). Symptoms associated with low testosterone levels in men include depression, decreased libido, erectile dysfunction, muscular atrophy, loss of energy, mood alterations, increased body fat and reduced bone density. Currently marketed hormone replacement therapies involve delivery of hormones by injections, through transdermal patches and by gels. Injection therapy has limitations, including pain, which can lead to decreased patient acceptance and decreased compliance with prescribed therapy. Although patches have been able to alleviate many of the gastrointestinal side effects associated with oral delivery of hormones, patches, even in their smallest form, are often conspicuous and may result in skin irritation or even inaccurate dosing, should the patch fall off. The transdermal delivery of hormones through gels, creams and lotions provides commercially attractive and efficacious alternatives to other current methods of delivery. The worldwide testosterone replacement market has increased as more baby-boomers enter middle age and more attention is focused on male hormonal deficiencies.

Testim resulted from our May 2000 research agreement with Auxilium, a specialty pharmaceutical company that develops and markets products for urologic and sexual health, pursuant to which Auxilium agreed to develop and test various pharmaceutical compositions of topical testosterone using our CPE-215 technology. We licensed to Auxilium exclusive worldwide rights to develop, market and sell Testim, which rights became effective in September 2000. After Auxilium conducted clinical trials, a New Drug Application (NDA) was approved by the FDA on October 31, 2002. Testim was launched in the United States by Auxilium in February 2003. In June 2003, Testim was approved in the United Kingdom and in January 2004, Auxilium entered into an agreement with Bayer Inc., a division of Bayer AG, to market Testim in Canada upon approval of Testim by the Canadian authorities. Additionally, Testim was launched in Germany in January 2005 by Auxilium’s partner, Ipsen.

Manufactured and Marketed Products

In Spain, we manufacture and market approximately 100 products of various dosages and strengths which include approximately 151 product presentations in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. We market these products primarily in Spain and have developed alliances with other companies that market our products, pursuant to license and supply agreements, in other countries, including Portugal, Greece, the United Kingdom, Germany, Austria, Morocco, Poland and the Czech Republic. In addition, we manufacture products that are marketed by other companies both in Spain and elsewhere. Our generic and branded products are marketed to physicians, pharmacists and hospitals by our three Spanish sales and marketing organizations, Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. We also market over-the-counter products through Laboratorios Rimafar. There are approximately 179,000 physicians and 21,000 pharmacies in Spain.

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

Branded Pharmaceutical Products

Our branded pharmaceutical product line consists of 38 products of various dosages and strengths, represented by approximately 20 trademarked brand names. Sales of branded pharmaceuticals accounted for approximately 23% of our revenues in 2005, compared to 25% in 2004 and 29% in 2003. We market our branded and, to a lesser extent, certain of our generic and over-the-counter products through our Laboratorios Belmac subsidiary, which has approximately 71 full-time sales personnel who focus on major cities throughout Spain.  Certain of our branded products are also marketed by the sales forces of Laboratorios Davur and Laboratorios Rimafar. We supplement our sales and marketing efforts for branded products through advertising in trade publications. Most of our branded products are known in the industry as “branded generics” as they are being marketed by us under a “brand” name even though we are not the innovator of the product.

The following are descriptions of the branded products that contribute significantly to our sales and gross profits:

Our Branded Product Name	Active Ingredient	Innovator Product	Used to Treat

Belmalip®	simvastatin	Zocor® (Merck)	elevated cholesterol

Belmazol®	omeprazole	Prilosec® (AstraZeneca)	gastroesophageal reflux disease

Cimascal D Forte®	calcium carbonate and vitamin D3	Calcite-D® (Riva)	osteoporosis

Codeisan®	codeine	Tricodein® (Solco)	cough and bronchitis

Enalapril Belmac®	enalapril maleate	Vasotec® (Merck)	cardiovascular disease and hypertension

Our Branded Product Name	Active Ingredient	Innovator Product	Used to Treat

Ibumac®	ibuprofen	Motrin® (McNeil)	rheumatoid arthritis

Lanzol®	lansoprazole	Prevacid® (Tap)	gastroesophageal reflux disease

Mio Relax®	carisoprodol	Soma® (MedPointe)	muscle spasms

Pentoxifilina Belmac®	pentoxifylline	Trental® (Aventis)	peripheral arterial disease

Senioral®	oxymetazoline and chlorpheniramine	Denoral® (Aventis)	cold and sinus congestion

Xetin®	paroxetine	Paxil® (GlaxoSmithKline)	depression

Generic Pharmaceutical Products

Our generic pharmaceutical product line consists of 62 products of various dosages and strengths. We entered the generic pharmaceutical market in Spain in September 2000. Laboratorios Davur, our sales and marketing organization devoted primarily to generic products, markets pharmaceutical products to physicians and pharmacists through a sales force of approximately 61 full-time sales personnel who focus on major cities throughout Spain. Laboratorios Rimafar, our sales and marketing organization devoted primarily to generics and over-the-counter products, markets to pharmacists through a sales force of approximately 23 full-time sales personnel throughout Spain. Laboratorios Belmac, to a lesser extent, also sells selected generic products through its sales force. We supplement our sales and marketing efforts for generic products through advertising in trade publications.

We believe we can grow by providing a more extensive line of products to our generic products sales force for marketing to our physician and pharmacy clients.

The following are descriptions of our generic products that contribute significantly to our sales and gross profits:

Our Generic Product Name	Active Ingredient	Innovator Product	Used to Treat

Amoxicilina Davur® Amoxicilina Belmac®	amoxicillin trihydrate	Amoxil® (GlaxoSmithKline)	infections

Azitromicina Davur®	azithromycin	Zithromax® (Pfizer)	infections

Ciprofloxacino Davur®	ciprofloxacin hydrochloride	Cipro® (Bayer)	microbial infections, including anthrax

Enalapril Davur®	enalapril maleate	Vasotec® (Merck)	cardiovascular disease and hypertension

Our Generic Product Name	Active Ingredient	Innovator Product	Used to Treat

Fluoxetina Davur® Fluoxetina Rimafar® Fluoxetina Belmac®	fluoxetine hydrochloride	Prozac® (Eli Lilly)	depression

Ibuprofeno Davur®	ibuprofen	Motrin® (McNeil)	pain, fever

Lansoprazol Davur® Lansoprazol Rimafar®	lanoprazole	Prevacid® (Tap)	gastroesophageal reflux disease

Mirtazapina Davur®	mirtazapine	Remeron® (Organon)	depression

Omeprazol Davur ® Omeprazol Rimafar®	omeprazole	Prilosec® (AstraZeneca)	gastroesophageal reflux disease

Paroxetina Davur® Paroxetina Rimafar®	paroxetine	Paxil® (GlaxoSmithKline)	depression

Pentoxifilina Davur®	pentoxifylline	Trental® (Aventis)	peripheral arterial disease

Selegilina Davur®	selegiline hydrochloride	Eldepryl® (Somerset)	Parkinson’s disease

Sertralina Davur®	sertraline hydrochloride	Zoloft® (Pfizer)	depression

Simvastatina Davur® Simvastatina Rimafar®	simvastatin	Zocor® (Merck)	elevated cholesterol

Trimetazidina Davur®	trimetazedine	Idaptan® (Servier)	coronary therapy

Sales to Licensees and Others

In addition to manufacturing and selling our own branded and generic products, we license the right to market products to others within and outside of Spain. These license agreements are usually accompanied by long-term exclusive supply agreements, whereby our licensees purchase the licensed products from our manufacturing facility. As of December 31, 2005, the Company’s Spanish operations have executed 142 license agreements, of which 17 with customers in Spain and 64 with customers outside of Spain, cover actively marketed products that are generating revenues. The remaining licenses, 2 with customers in Spain and 59 with customers outside of Spain, are for products that are awaiting regulatory approvals. Additionally, we have 16 contract manufacturing agreements in effect in Spain and 6 contract manufacturing agreements in effect for international customers. Our clients market these products under their own names and with their own labeling. Many of the products we manufacture for others use the same active ingredients that are used in our own marketed products.

Strategic Alliance with Perrigo Company

We entered into a product development, license and manufacturing agreement with Perrigo Company in November 2004. Perrigo has agreed to co-develop, market and sell in the U.S., and potentially other markets, a generic pharmaceutical product that can be manufactured by our active pharmaceutical ingredients manufacturing subsidiary, Bentley API, and related finish dosage forms produced by our manufacturing subsidiary, Laboratorios Belmac.

Under the agreement, Abbreviated New Drug Applications (ANDA) for the co-developed products will be submitted by Perrigo to the FDA. We, together with Perrigo, have identified a prescription drug for co-development and commercialization that will soon lose patent protection in the U.S. Under the agreement, we and Perrigo share undisclosed percentages of the cost of development for each ANDA. The specific products and percentage of development expenses have not been disclosed for competitive reasons. Our agreement with Perrigo contains provisions which allow us to collaborate on additional products in the future when mutually agreed upon.

Alliance with Teva

In July 2000, we entered into a five year strategic alliance with Teva, a world leader in generic pharmaceutical products, pursuant to which we were granted a royalty-free, non-exclusive license to register and sell certain of Teva’s pharmaceutical products. Under this license agreement, we register these products with Spain’s Ministry of Health and, upon approval, sell these products in Spain. We have a non-exclusive obligation to purchase the products from Teva, allowing us to purchase any of the products from sources other than Teva if we can demonstrate that Teva’s price for a product exceeds the current price from another qualified source and if Teva has not exercised its right to match the lower price. The original 5-year term of the collaboration with Teva expired in July 2005; however the collaboration agreement automatically renewed for a one-year term. We expect the agreement to continually renew for additional one-year terms until or unless terminated by either party. We have received marketing approval for 12 of these products, of which, one was launched in 2004 and three were launched in 2006, and 27 other product registrations have been submitted to the Ministry of Health and are pending approval. While there can be no assurance that any future products will be co-developed and licensed from Teva beyond July 2006, the existing licensed products (approved and pending) will remain the property of the Company and Teva is expected to continue to supply either raw materials or finished goods for those products for a period of at least five years from the launch of each product.

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

In April 2004, we purchased an 11,000 square foot manufacturing facility located in Zaragoza, Spain that specializes in the manufacture of certain active pharmaceutical ingredients. The facility has been approved by the U.S. Food and Drug Administration (FDA) for the manufacture of one ingredient for marketing and sale in the U.S. We are manufacturing and marketing these products through our subsidiary, Bentley API.

We have fully integrated manufacturing support systems, including quality assurance, quality control, regulatory compliance and inventory control. These support systems are designed to maintain high standards of quality for our products and deliver reliable products and services to our customers on a timely basis. We require a supply of quality raw materials and packaging materials to manufacture and package drug products. Historically we have not had difficulty obtaining raw materials and packaging materials from suppliers. Currently, we rely on approximately 61 suppliers to deliver our required raw materials and packaging materials, most of which are supplied by 24 of these entities. We have no reason to believe that we will be unable to procure adequate supplies of raw materials and packaging materials on a timely basis. Union Quimico Farmaceutica, S.A. is our primary supplier of omeprazole. We believe that alternative sources of omeprazole are available and we will obtain required governmental approval to source from them, if necessary.

Products in Development

The following are products that we are currently developing, listed in the order of our current priorities. Before they are commercialized, they must be approved by regulatory authorities, such as the FDA or the Spanish Ministry of Health, in each jurisdiction where they will be marketed or sold. See “Regulation” section of Item 1 for a discussion of the regulatory approval process.

Product Candidate	Technology	Used to Treat	Status

Generic products	Various	Various	Bioequivalence and/or submitted for approval in the U.S., Spain, Europe and other countries.

Intranasal insulin	CPE-215	Diabetes	Phase I/II

Oral peptide delivery	Nanocaplet	Various	Preclinical

Antifungal nail lacquer	CPE-215	Onychomycosis	Phase I/II

Topical hormonal therapy	CPE-215	Osteoporosis; Erectile dysfunction	Preclinical

Intranasal pain management	CPE-215	Pain	Preclinical

Generic Products

We continually evaluate which pharmaceutical products are good candidates for us to develop, test and market as generic products in Spain, the U.S. and elsewhere. We select products based on factors including the timing of expiration of the patent on the innovator’s product, the ability of our manufacturing facility to efficiently produce the product, the availability and cost of the raw materials to produce the product as well as the potential market size and pricing that can be obtained for the product. Once we select a product, our scientists develop a generic formulation of the product, which then must be tested to determine if it is bioequivalent to the innovator’s product. Products are then submitted for marketing approval by the relevant regulatory authorities, generally starting with Spain’s Ministry of Health.

In addition, under a strategic alliance, we and Perrigo have agreed to co-develop a generic pharmaceutical product that can be manufactured by our active pharmaceutical ingredients manufacturing subsidiary, Bentley API, and related finish dosage forms produced by our manufacturing subsidiary, Laboratorios Belmac. Through our alliance, Perrigo will market and sell this product in the U.S., and potentially other markets. Our agreement with Perrigo contains provisions which allow us to collaborate on additional products in the future when mutually agreed upon.

We attempt to have several generic products in each stage of development so that we can have a steady pipeline of generic product introductions. For competitive reasons, we generally do not disclose which generic products we are developing.

Intranasal Insulin

We are developing intranasal formulations of insulin to treat patients suffering from Type I and Type II diabetes. Based on preclinical studies at various universities and the results of our Phase I study and preliminary results of our Phase II study, we believe our intranasal insulin formulation can potentially achieve higher levels of bioavailability compared to other drug delivery systems currently being developed. Our product is designed to deliver insulin through a small, discreet nasal spray that can be carried in a patient’s pocket. Our formulation is designed to blunt the increase in glucose following meals. Our formulation may greatly reduce the number of insulin injections required to be taken by Type I diabetics (those requiring insulin) and it may reduce the number of medications currently required to be taken by Type II diabetics (those who are not required to take insulin).

In January 2004, we completed a Phase I clinical trial of an intranasal insulin product formulation in healthy volunteers. The study was conducted by a clinical research organization in a hospital setting in Ireland in compliance with U.S. and European clinical standards, and provided encouraging results. The clinical study consisted of 8 healthy (non-diabetic) human volunteers who, over several weeks, each received up to four intranasal sprays of insulin utilizing our proprietary drug delivery technology. The study, which is designed to demonstrate safety, also demonstrated a consistent response in the group. Elevated blood insulin levels were detected within 10 minutes of nasal administration, a peak increase at about 20 minutes and return to pre-dose levels by 60-90 minutes. Baseline blood glucose levels were quickly depressed in a dose-related manner, with a peak decrease at about 40 minutes after nasal insulin administration. These results were also consistent with a decrease in the normal volunteers’ baseline blood insulin levels, as measured by plasma C-peptide, which occurred at about 60 minutes after nasal insulin dosing.

Based on the results of this Phase I study, we proceeded with a Phase II protocol for evaluation in insulin-dependent diabetics, which was completed in late 2004. This study has shown that a Bentley formulation of insulin designed for intranasal administration shows preliminary evidence of efficacy, and appears to be well tolerated in patient volunteers with insulin dependent diabetes mellitus. Additional work was performed in 2005 and is planned for the future, including continued formulation development and additional Phase II studies.

Diabetes is a metabolic disorder affecting more than 100 million people worldwide.

Diabetic patients who must endure frequent injections prefer less invasive methods of administering their medications. Alternative and more desirable methods of delivery would not only improve quality of life but also would contribute to patient compliance with prescribed therapy.

Antifungal Nail Lacquer

We have developed a topical nail lacquer for treating fingernail and toenail fungal infections (onychomycosis). We completed two Phase I/II clinical trials for the treatment of nail fungal infections at the University of Alabama at Birmingham in 2002 and 2003 utilizing a clotrimazole lacquer formulation containing CPE-215. According to the National Onychomycosis Society, nail fungus affects almost 30 million people, primarily between the ages of 40 and 65. Patients electing to take oral therapy must undergo blood monitoring during the course of treatment to monitor for liver damage.

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

Intranasal Pain Management

Many people suffer from chronic moderate-to-severe pain that is related to cancer, back problems and orthopedic injury. These people also may experience intermittent flares of pain that can occur even though they are taking analgesic medications on a fixed schedule for pain control. A severe flare of pain is called breakthrough pain because the pain breaks through the regular pain medication. About one-half to two-thirds of patients with chronic cancer-related pain also experience episodes of breakthrough cancer pain. Generally, breakthrough pain occurs without prior onset symptoms and may last from seconds to minutes or hours. Recent regulatory concerns, as well as civil litigation concerns, regarding the safety of COX-2 inhibitors and other non-steroidal anti-inflammatory drugs may provide opportunities for alternative methods for treating pain.

Orally delivered pain products may not provide rapid relief and typically demonstrate considerable patient-to-patient variability in absorption. Injectable formulations of pain products provide rapid and effective pain relief, but administration often requires professional assistance or hospitalization. We believe an intranasal pain product could provide significant medical benefits over oral and injectable formulations.

Under a research agreement with Auxilium, we formulated the intranasal delivery of a pain management chemical agent using our CPE-215 technology. Auxilium has the right to license this product application pursuant to our research agreement, but has not effected the license to date.

Intellectual Property

We actively seek to protect our products and proprietary information by means of U.S. and foreign patents, trademarks and contractual arrangements. Our success will depend in part on our ability to obtain and enforce patents on our products, processes and technologies to preserve our trade secrets and other proprietary information and to avoid infringing on the patents or proprietary rights of others. Our CPE-215 technology is covered by our U.S. patent and 11 foreign patents, including those in Japan, Korea and most major European countries. These patents for our CPE-215 technology expire in the U.S. in 2008 and in foreign countries between 2006 and 2014. In 2003, we acquired a U.S. patent regarding our antifungal nail lacquer product which expires in 2020. Patent applications for our antifungal nail lacquer are currently pending in Europe and other foreign countries. We also have multiple U.S. and international patents pending covering various applications of our CPE-215 technology, including testosterone and insulin compositions.

We have been granted a Spanish patent for our oral formulations of omeprazole and lansoprazole which expire in 2023.

We own approximately 110 trademarks for pharmaceutical products in Spain. In addition, we also rely on unpatented proprietary technologies in the development and commercialization of our products. We also depend upon the unpatentable skills, knowledge and experience of our scientific and technical personnel, as well as those of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require employees, consultants and advisors to enter into agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions that arise from their activities for us. Additionally, these confidentiality agreements require that our employees, consultants and advisors do not bring to us, or use without proper authorization, any third party’s proprietary technology.

Competition

All of our current and future products face strong competition both from new and existing drugs and drug delivery technologies. This competition includes national and multi-national pharmaceutical and healthcare companies of all sizes. Many of these other pharmaceutical and healthcare companies have far greater financial resources, technical staffs, research and development, and manufacturing and marketing capabilities. We believe that owning our own development, manufacturing and marketing facilities in Spain allows us to effectively compete with other pharmaceutical companies in many markets. Our access to these resources enables us to control costs otherwise associated with contracting for the development, manufacture or marketing of our products by other companies. These lower costs allow us to sell our products at competitive prices while maintaining profitable margins.

In Spain, we compete with both large multinational companies and national Spanish companies, several of which produce products that compete with most of the products that we manufacture and market. In Spain, our principal competitors include companies such as Ratiopharm International GmbH, Merck Sharp & Dohme de España, S.A. and Laboratorios Bayvit S.A.

Customers

In Spain, our sales representatives from Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar actively promote our products to physicians and retail pharmacists. We sell our products directly to pharmaceutical distributors and indirectly to customers who purchase our products from distributors. Outside Spain, we currently sell our products to our strategic partners who then distribute our products directly or through distributors in their respective territories. We have begun to market certain products directly to distributors in selected markets outside of Spain. Our manufacturing facility also supplies branded and generic products to customers both within and outside of Spain, including the European Union, geographical Europe, Northern Africa and the Middle East, under licensing and supply agreements or contract manufacturing arrangements. The wholesale distributor network for pharmaceutical products in Europe and more specifically in Spain in recent years has been subject to increasing consolidation, which we expect will continue to increase our, and other industry participants’, customer concentration.

In the United States, we have entered into research and license agreements with pharmaceutical companies, whereby we perform research activities and license product candidates in exchange for milestone payments and royalties and/or a share of profits derived from product sales.

In the past three years, only one of our customers, Cofares, accounted for more than ten percent of our consolidated total revenues. Sales to this customer accounted for approximately 12% of our consolidated total revenues in 2005, 13% in 2004 and 14% in 2003. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of the Notes to the Consolidated Financial Statements in Item 15 for financial information regarding geographic areas.

Employees

We employ approximately 420 people, 22 of whom are employed in the U.S. and 398 of whom are employed in Spain, as of March 1, 2006. Approximately 173 of these employees are principally engaged in manufacturing activities, 156 in sales and marketing, 29 in product development and 62 in management and administration. In general, we consider our relations with our employees to be good.

Regulation

Numerous governmental authorities in the U.S., Spain and other countries extensively regulate the activities of pharmaceutical manufacturers. If we fail to comply with the applicable requirements of governmental authorities, we may be subject to administrative or judicial sanctions such as refusal of or delay in the approval of pending marketing applications or supplements to approved applications, warning letters, total or partial suspension of production, fines, injunctions, product seizures or recalls, as well as criminal prosecution.

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

•                  FDA’s review and approval/disapproval of the NDA.

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

In addition to obtaining FDA approval for each product, each manufacturer of drugs must register its manufacturing facilities with the FDA, and must list the drug products it manufactures at each facility. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with current GMPs for drugs. To supply products for use in the U.S., foreign manufacturing establishments must also comply with U.S. GMPs and are subject to inspection by the FDA. Such inspections generally take place upon submission of an NDA or ANDA to the FDA or at any other time deemed necessary by the FDA and can impact both the approval of drugs, and a company’s ability to continue manufacturing following approval.

Europe

As a pharmaceutical manufacturer in Spain, which is a member of the European Union, we are subject to the regulations enacted by the European Union that require us to obtain manufacturing, marketing and pricing authorizations to commercialize pharmaceutical products in Spain.

Pharmaceutical manufacturers in Europe must obtain marketing approval from the regulatory authority of each country in which they intend to market a product. In Spain, that authority is the Spanish Ministry of Health. The development process in Europe is similar to that in the United States described above, with the same three clinical phases for branded drugs and bioequivalence studies for generic drugs to assure their safety and efficacy. A dossier must be prepared for each pharmaceutical product and, upon approval of the product, it may be marketed in that country. In Spain, generic products are generally approved approximately one year after submission, while branded products take considerably longer. Spain and several other European countries also regulate the price that can be charged to the patient for each product in addition to setting the amount that the public insurance programs will reimburse for each product, which directly affects a product’s profitability. In late October 2003, the Spanish government enacted a regulation that reduced the prices that the government reimburses for certain prescription pharmaceutical products. These new prices became effective on December 26, 2003, but were voluntarily implemented by some companies, including our Spanish subsidiaries, on December 1, 2003. (See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for more discussion of regulation in Spain.)

Spain’s Council of Ministers has recently forwarded to Parliament a proposed medicines bill. The proposed bill states that when a doctor writes a prescription by active ingredient, rather than brand name, the pharmacist would dispense the lowest-priced product. If several products have equally low prices, the pharmacist should favor the generic product. If approved, all drugs which have been reimbursed for at least ten years, or eleven years if they have gained a new indication, would be placed into a reference-price group with products containing the same active pharmaceutical ingredients and delivery form. The reference price would be calculated as an average of the three lowest prices in the group. Where the reference price would result in price cuts of more than 30% to a product, companies would be able to reduce the price of that product gradually. Where a brand has held a marketing authorization for at least ten years, its current price would be cut by 20%, providing an equivalent generic product is at a lower price in another European Union member state. Any product priced below €2.00 (or approximately $2.40) would be exempt from the reference price provisions. We cannot assure you whether this proposal may be enacted in some form, if at all, or the impact it may have if enacted.

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

Trends in Healthcare Regulation

The cost of healthcare continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations. Many countries, in Europe and elsewhere, directly or indirectly through reimbursement limitations, control the selling prices and reimbursement prices of certain healthcare products. For example, in Spain, prices for prescription pharmaceutical products must be approved by Spain’s Ministry of Health. In order to help control rising healthcare costs, the Ministry of Health, in recent years, has encouraged the substitution of generic-equivalent products, as described above. There can be no assurance that the government in Spain or in other countries will not implement additional price reductions in the future.

In Spain and in certain other European countries, there are regulations that prohibit a pharmacy from substituting another product if a doctor’s prescription has specified a specific product for that patient. Recently, there has been intense scrutiny of pharmacists to assure that they are complying with this regulation. Other European countries permit the pharmacist to substitute products more freely than Spain. Any change in this regulation may negatively affect our sales in Spain, as our products are often prescribed by brand name by the physicians.

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

Available Information

Copies of reports filed by us pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports may be accessed from our website at www.bentleypharm.com, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission. Alternatively, these reports can be accessed through a query at the website of the Securities and Exchange Commission at www.sec.gov.

Item 1A.  Risk Factors

You should carefully consider the following discussion of risks and uncertainties that we face in our business. The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described below actually occurs, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all, or part of your investment.

Our growth depends on identifying drugs suitable for our drug delivery technologies and expanding our generic and branded drug operations.

We believe that our growth depends on the identification of pharmaceutical products that are suitable for delivery using our proprietary technologies. Our principal drug delivery technology is our CPE-215 technology. This technology, like certain other drug delivery technologies, operates to increase the amount and rate of absorption of certain drugs across biological membranes. This technology does not operate independently and must be coupled with suitable pharmaceutical products in order to provide value. Consequently, our growth will depend to a great extent on identifying and commercializing these suitable drugs with respect to which we intend to expend significant resources and efforts. Identifying suitable products is a lengthy and complex process that may not succeed. Even if identified, products may not be available to us or we may otherwise be unable to enter into licenses or other agreements for their use. In our efforts to identify suitable products, we compete with other drug delivery companies with greater research and development, financial, marketing and sales resources. If we do not effectively identify drugs to be used with our technologies, improve the delivery of drugs with our technologies and bring the improved drugs to commercial success, then we may not be able to continue our growth and we will be adversely affected.

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

The growth of our generic and branded operations may be adversely impacted by claims by others that our products infringe on the proprietary rights of their existing “brand-name” products. Companies that produce brand pharmaceutical products routinely bring litigation against companies who seek regulatory approval to manufacture and market generic forms of their branded products and may attempt to secure injunctions that will prevent the generic competitors from eroding their market share. These companies may allege patent infringement or other violations of intellectual property rights, which must be decided by the courts.

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

Even though regulatory approval has been received for Testim, and even if we receive regulatory approval and satisfy the above criteria for any other product candidates developed by us or incorporating our drug delivery technology, physicians may not prescribe these products if we do not promote the products effectively. Factors that could affect our success in marketing our products include:

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

In light of our limited development resources and the significant time, expense, expertise and infrastructure necessary to bring new drugs and formulations from inception to market, we are particularly dependent on resources from third parties to commercialize products incorporating our technologies. Our strategy involves forming alliances with others to develop, manufacture, market and sell our products in the United States and other countries. We entered into an agreement with Perrigo Company in November 2004 and continue to pursue strategic partners for these purposes. We may not be successful in finding other strategic partners or in otherwise obtaining financing, in which case the development of our products would be delayed or curtailed.

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

We are a party to a number of agreements pursuant to which we are required to perform certain tasks in accordance with specified schedules such as manufacturing of products, timing and success of research and development goals, etc. Should we not meet these deadlines and requirements, our counterparties can take actions specified in these agreements which could substantially reduce the amount of revenues the Company would receive, or terminate the related agreements. Additionally, in accordance with the terms of these agreements, the Company may be forced to pay penalties or other damages to our counterparties for breaching these agreements.

We expect to enter into additional agreements in the future. These agreements may impose various development, funding or other obligations on us. If we breach any of these obligations, the counterparty may have the right to terminate the agreement or seek other remedies, which could significantly reduce expected profits to the Company.

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

Spanish sales from our omeprazole product line accounted for approximately 18% and 22% of our consolidated total revenues in 2005 and 2004, respectively. The active pharmaceutical ingredient for our omeprazole products is currently purchased from one supplier. If we lose and cannot effectively replace our supplier or are otherwise unable to continue the sales of our omeprazole products, our revenues would decline significantly.

Pharmaceutical pricing, changes in third-party reimbursement and governmental mandates are uncertain and may adversely affect us.

Our revenues and profitability may be adversely affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare. A substantial portion of our operations consists of marketing and manufacturing, primarily in Spain and other parts of Europe generic and branded pharmaceutical products. The use of generic drugs is regulated in Spain, the U.S. and many other countries, and is subject to many changing and competing public policy considerations. In addition, in certain markets, such as Spain, pricing or profitability of prescription pharmaceuticals is subject to government control through reimbursement limitations. Specifically, prices for prescription pharmaceutical products in Spain must be approved by Spain’s Ministry of Health. In order to help control rising healthcare costs, the Ministry of Health, in recent years, has encouraged the substitution of generic-equivalent products. In further efforts to reduce healthcare costs, the Ministry of Health had been contemplating new laws and regulations that would significantly reduce the market prices of certain pharmaceutical products, including generic-equivalent drugs. For example, in late October 2003, the Spanish government enacted a regulation that reduced the prices that the government reimbursed for certain prescription pharmaceutical products. The regulation affected six of our chemical entities sold in Spain, including the chemical entities omeprazole, simvastatin and enalapril, which reduced our 2004 revenues by approximately $13.8 million.

Spain’s Council of Ministers has recently forwarded to Parliament a proposed medicines bill. The proposed bill states that when a doctor writes a prescription by active ingredient, rather than brand name, the pharmacist would dispense the lowest-priced product. If several products have equally low prices, the pharmacist should favor the generic product. If approved, all drugs which have been reimbursed for at least ten years, or eleven years if they have gained a new indication, would be placed into a reference-price group with products containing the same active pharmaceutical ingredients and delivery form. The reference price would be calculated as an average of the three lowest prices in the group. Where the reference price would result in price cuts of more than 30% to a product, companies would be able to reduce the price of that product gradually. Where a brand has held a marketing authorization for at least ten years, its current price would be cut by 20%, providing an equivalent generic product is at a lower price in another European Union member state. Any product priced below €2.00 (or approximately $2.40) would be exempt from the reference price provisions. We cannot assure you whether this proposal may be enacted in some form, if at all, or the impact it may have if enacted.

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

Any human pharmaceutical product developed by us would require clearance by the FDA for sales in the United States, by Spain’s Ministry of Health for sales in Spain and by comparable regulatory agencies for sales in other countries. In the case of non-generic products, the process of conducting clinical trials and obtaining FDA and other regulatory approvals is lengthy and expensive and we cannot be assured of success. In order to obtain FDA approval of any new product candidates using our technologies, an NDA must be submitted to the FDA demonstrating that the product candidate, based on preclinical research, animal studies and human clinical trials, is safe for humans and effective for its intended use. Positive results from preclinical studies and early clinical trials do not ensure positive results in more advanced clinical trials designed to permit application for regulatory approval. We may suffer significant setbacks in clinical trials, even in cases where earlier clinical trials show promising results. Any of our new product candidates may produce undesirable side effects in humans that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. We, the FDA or other regulatory authorities, may suspend our clinical trials at any time if we or they believe the trial participants face unacceptable health risks or if they find deficiencies in any of our regulatory submissions. Other factors that can cause delay or terminate our clinical trials include:

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

We have filed numerous patent applications and have been granted licenses to, or have acquired, a number of patents. We cannot assure you, however, that our pending applications will be issued as patents or that any of our issued or licensed patents will afford adequate protection to us or our licensees. We cannot determine the ultimate scope and validity of patents that are now owned by or may be granted to third parties, the extent to which we may wish, or be required, to acquire rights under such patents or the cost or availability of such rights. In the event that patent protection for technologies expire, or are not extended, revenues derived from such technologies may be reduced significantly.

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

Examples of the risk of infringement claims are the different legal proceedings commenced against us in Madrid by Merck & Co. Inc. and its Spanish subsidiary, GlaxoSmithKline S.A. and its Spanish subsidiaries, and Ethypharm S.A. and its Spanish subsidiaries, in each case alleging that we violated their respective patents. As discussed in more detail in “Item 3—Legal Proceedings” we cannot assure you that similar actions will not be brought against us, or that these actions or any such similar actions will not have an adverse effect on us.

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

Sustained compliance with the requirements of the Sarbanes-Oxley Act of 2002 may require a reallocation of resources that would otherwise be dedicated to operating our business.

The Sarbanes-Oxley Act of 2002 imposed significant new administrative burdens on publicly traded companies. We have incured significant incremental costs in complying with the provisions of the Sarbanes-Oxley Act. We cannot assure you that these additional costs will result in any increase in revenue or that they will not have a material adverse effect on our financial results. In addition, because we are a small company with relatively few employees, the individuals responsible for complying with the statutory and regulatory requirements also have responsibility for business matters. As a result, our business may suffer if these individuals are forced to spend a disproportionate amount of time on compliance matters.

Implementation of new information systems could cause business interruptions and negatively affect our profitability and cash flows.

We recently implemented a new inventory warehouse system to enhance operational efficiencies and provide more effective management of our logistics. This implementation enabled us to better meet the challenges related to our continued growth and the needs of our customers. We also plan to upgrade and replace certain of our financial systems to help enable us to meet the new challenges of the new regulatory environment including regulations imposed by the Sarbanes-Oxley Act of 2002. We expect that, over time, new systems will result in improved business processes and increased operating efficiencies. As our employees become familiar with the new systems, we expect that some errors may occur, some of which could adversely impact our business and financial results. There can be no assurance that the systems will perform as expected or that the anticipated improvements in business processes and operating efficiencies will be achieved. In the event of serious system malfunctions or deficiencies, we might experience business interruptions, which could adversely impact on our results of operations, financial condition and cash flows.

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

Any manufacturing facility for pharmaceutical products to be marketed in the United States is subject to FDA inspection and inspections by other government agencies both before and after approval of an

NDA to determine compliance with the FDA’s GMPs requirements, as well as local, state and other federal regulations. Manufacturing facilities for our compounds to be marketed in European countries and elsewhere are also subject to European Union and/or other applicable GMP regulations. Facilities used to produce our compounds may not achieve or maintain compliance with GMP or other requirements. The GMP regulations are complex and, if we fail to comply with them, it could lead to rejection or delay of an NDA or comparable application. Any delay in approval of an NDA or comparable application would delay product launch. Violation of GMP requirements after approval of an NDA or comparable application, could result in remedial action, penalties and/or delays in production.

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

During the year ended December 31, 2005, 72% of our revenues were derived from sales made by our Spanish subsidiaries in Spain and 22% of our revenues were derived from sales made by our Spanish subsidiaries to customers in other foreign countries. We believe that the most substantial portion of our revenues will continue to be derived from sales in foreign countries. Conducting business internationally subjects us to a number of risks and uncertainties, including:

•                  unexpected delays or changes in regulatory requirements;

•                  difficulties and costs related to complying with a wide variety of complex foreign laws and treaties;

•                  delays and expenses associated with tariffs and other trade barriers;

•                  restrictions on and impediments to repatriation of our funds and our customers’ ability to make payments to us;

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

Our revenues may be impacted by fluctuations in local currencies due to the fact that 94% of our revenues currently are generated by our Spanish subsidiaries, Laboratorios Belmac, Laboratorios Davur, Laboratorios Rimafar and Bentley API. Fluctuations in the value of the Euro, in relation to the U.S. Dollar had a significant impact on our operations during the interim periods of 2005, but did not have a significant effect on our operations during the year ended December 31, 2005. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure because much of our expenditures are in the same currency as our revenues. Our foreign operations expose us to a number of currency related risks, including the following:

•                  fluctuations in currency exchange rates;

•                  limitations on the conversion of foreign currency; and

•                  fluctuations of the carrying value of long lived assets.

If we cannot keep pace with rapid technological change and meet the intense competition in our industry, we may not succeed.

Our success depends, in part, on achieving and maintaining a competitive position in the development of products and technologies in a rapidly evolving industry. If we are unable to continue to develop and/or acquire competitive products and technologies, our current and potential strategic partners may choose to adopt the drug delivery technologies of our competitors. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do and represent significant competition for us. Our competitors may succeed in developing competing technologies or obtaining governmental approval for products before we achieve success, if at all. The products of our competitors may gain market acceptance more rapidly than our products. Developments by competitors may render our existing or proposed products noncompetitive or obsolete.

Our competitive positions in our generic and branded drug operations as well as with our drug delivery technologies are uncertain and subject to risks. In Spain, and in other countries, we must demonstrate bioequivalence of our generic products, which may be challenged by branded and other generic competitors as well as regulatory authorities. In order to demonstrate bioequivalence of our generic products, we must show that the rate and extent of absorption and levels of concentration of our generic products are not statistically different from innovators’ products that have previously been approved by the regulatory authorities of the respective country, when administered at the same dosage level under similar clinical conditions.

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

We routinely consider acquisition and investment opportunities, although we have no current agreements or commitments with respect to any acquisitions or investments. Any future acquisitions or investments would further challenge our resources. If we do not properly meet the increasing expenses and demands on our resources from future growth, we will be adversely affected. To properly manage our growth, we must, among other things, implement additional and improve existing administrative, financial, marketing, operational and research and development systems, procedures and controls on a timely basis. We may also need to expand our staff in these and other areas. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. We may not be able to hire, train, integrate, retain, motivate and manage required personnel, successfully integrate acquisitions or investments, nor successfully identify, manage and pursue existing and potential market opportunities. We plan to invest approximately $22.6 million in capital expenditures during the year ending December 31, 2006, including $10.0 million that was budgeted in 2005, but now planned for 2006. We plan to expand our API manufacturing facility, expand our pharmaceutical product manufacturing facility and add new production lines in order to be able to accommodate the level of operations and growth that is anticipated as a result of the Company’s expansion beyond the borders of Spain and the U.S. market. We plan to finance these expenditures from a combination of cash flow from operations, borrowings, and existing cash balances. If we fail to generate additional revenue in excess of increased operating expenses in any fiscal period, we may incur losses.

Our operations could be adversely affected if we are unable to raise or obtain needed funding.

Substantial time and financial and other resources will be required to complete ongoing development and clinical testing of our proprietary products. Regulatory efforts and collaborative arrangements also will be necessary for our products that are currently under development and testing in order for them to be marketed. Assuming we continue our operations as presently conducted, we believe that we have sufficient working capital to meet our needs for at least the next twenty-four months. However our revenues from operations and cash may not be sufficient over the next several years for commercializing all of the products we are currently developing. Consequently, we may seek strategic partners for various phases of development, marketing and commercialization of product candidates employing our technologies. Further, we cannot assure you as to the sufficiency of our resources or the time required to complete any ongoing development and clinical testing, since the extent to which we conduct such testing is dependent on resource allocation decisions that we make from time to time based on numerous financial as well as operational conditions.

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

We have assigned many key responsibilities within our company to, and are dependent on, a relatively small number of individuals. If we lose the services of our Chief Executive Officer, President, Chief Financial Officer, Chief Medical Officer, or the Managing Director of European Subsidiaries, our ability to execute our business plan in the manner we currently anticipate would be adversely affected. We maintain key person life insurance only for our Chief Executive Officer and President. We have an employment agreement with each of our key personnel.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability claims.

The testing and marketing of medical products entails an inherent risk of product liability. We may be held liable to the extent that there are any adverse reactions from the use of our products. Some of our products involve new methods of delivery for drugs, some of which may require precautions to prevent unintended use, especially since they are designed for patients’ self-use rather than being administered by medical professionals. The FDA may require us to develop a comprehensive risk management program for our products. The failure of these measures could result in harmful side effects or death. As a result, consumers, regulatory agencies, pharmaceutical companies or others might make claims against us. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities, lose market share or be required to limit commercialization of our products.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could inhibit or prevent the commercialization of pharmaceutical products we develop alone or with corporate collaborators. We maintain product liability insurance in the amount of €3 million (approximately $3.6 million U.S. Dollars) and clinical trial insurance in connection with our clinical testing activities in various amounts on a study-by-study basis. While management believes that this insurance is reasonable, we cannot assure you that any of this coverage will be adequate to protect us in the event of a claim. We, or any corporate collaborators, may not be able to obtain or maintain insurance at a reasonable cost, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate if any claim arises. Our agreement with Perrigo Company requires us to secure product liability insurance equal to $10 million upon commercialization of the product being developed. There can be no assurance that we will be able to secure such an amount of coverage at a reasonable cost or at all or that if secured, that it will be adequate to protect us in the event of a claim.

Our revenues, operating results and cash flows may fluctuate in future periods and we may fail to meet investor expectations, which may cause the price of our common stock to decline.

Variations in our quarterly and year-end operating results are difficult to predict and may fluctuate significantly from period to period. If our sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In addition to the other factors discussed under these “Risk Factors,” specific factors that may cause fluctuations in our operating results include:

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

As of December 31, 2005, we had the following capital structure:

No. of Shares

Common Stock outstanding	21,923,142

Common stock issuable upon:
Exercise of options which are outstanding	3,916,378
Exercise of options which are available for grant	438,029

Total common stock outstanding assuming exercise of all of the above	26,277,549

As of December 31, 2005, we had outstanding options to purchase 3,916,378 shares of common stock at exercise prices ranging from $2.00 to $15.83 (exercisable at a weighted average of $8.72 per share), of which 3,076,253 were then vested and exercisable. We may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power.

Our stock price is volatile.

The market prices for our securities and for securities of emerging growth companies have historically been highly volatile. During the two years ended March 10, 2006, the price of our common stock has ranged from a high of $22.90 to a low of $6.50. Future announcements concerning us or our competitors may have a significant impact on the market price of our common stock. Factors which may affect our market price include:

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

•                  public concern as to the safety or commercial value of our products; and

•                  general economic conditions.

These uncertainties may adversely affect the market price of our common stock. Furthermore, the stock market has experienced significant price and volume fluctuation unrelated to the operating performance of particular companies. These market fluctuations may also adversely affect the market price of our common stock.

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

Item 1B.                                                  Unresolved Staff Comments

None.

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

We own an 11,000 square foot active pharmaceutical ingredients manufacturing facility in Zaragoza, Spain and during 2005 we purchased adjacent parcels of land totaling approximately four acres for expansion of our active pharmaceutical ingredients manufacturing operation. The API manufacturing facility is located in an industrial park and we have acquired sufficient acreage adjacent thereto to accommodate future expansion.

We lease a 13,000 square foot facility in San Sebastian de los Reyes, Spain, an area northwest of Madrid, which houses the administrative offices for our Spanish and European operations. The lease for this facility expires in 2008.

We believe that each of our facilities has sufficient space for our current needs and our contemplated expansion in the near future. Our manufacturing facilities are currently operating at approximately 70% of capacity, if operating for two shifts per day, five days per week.

Item 3.                                                           Legal Proceedings

On February 4, 2002, we were notified that a legal proceeding had been commenced against us by Merck & Co. Inc. and its Spanish subsidiary, Merck Sharp & Dohme de España, S.A., alleging that we violated their patents in our production of simvastatin products and requested an injunction ordering us to not manufacture or market the products. The case was brought against our Spanish subsidiaries in the 39th First Instance Court of the City of Madrid. After a hearing on February 18, 2002, the court refused to grant the requested injunction and dismissed the case on February 25, 2002, awarding us with court costs and legal fees. Merck appealed the award of fees, but the Madrid Court of Appeal rejected its allegations and upheld the First Instance decision in our favor.

Merck filed an infringement action against us in another proceeding brought in the 19th First Instance Court of the City of Madrid, of which we received notice on January 23, 2003. In this case, Merck also alleged violation of its patents in the production of simvastatin products, requested an order that we cease manufacturing the products and demanded damages during the period of manufacture. After a trial with respect to this matter held on February 19 and 20, 2004, the court, on April 8, 2004, ruled in our favor, again awarding us with court costs and legal fees. Merck appealed this ruling, but the Madrid Court of Appeal upheld the First Instance judgment on all grounds, rejecting Merck’s appeal (judgment rendered on February 21, 2006, served to the parties on March 6, 2006). Merck has the ability to appeal this judgment before the Spanish Supreme Court.

On January 10, 2004, we were notified that a legal proceeding had been commenced against us by Smith Kline Beecham PLC, Smith Kline Beecham, S.A. and GlaxoSmithKline S.A. alleging that we violate their patents in our production of paroxetine products and requesting an order requiring us to not manufacture or market the products. The case was brought against our Spanish subsidiaries in the 50th First Instance Court of the City of Madrid. This proceeding followed a preliminary injunction that the same plaintiffs attempted to bring against us in 2003, which was dismissed. We filed a response to this suit in February 2004 that included a counterclaim requesting that the court declare the asserted patent invalid. On May 11, 2005, the Spanish Court terminated these judicial proceedings upon agreement among the parties to dismiss, without recourse, all paroxetine-related patent infringement claims in Spain.

On September 27, 2004, we were served with a complaint in an action captioned Ethypharm S.A. France & Ethypharm S.A. Spain v. Bentley Pharmaceuticals, Inc., U.S. District Court for the District of Delaware, Civil Action No. 04-1300 (SLR). In this action, Ethypharm S.A., a French-based drug delivery company, and its Spanish affiliate (collectively, “Ethypharm”), allege that since March 2002 we and our Spanish subsidiary Laboratorios Belmac, S.A. (“Belmac”) misappropriated unspecified Ethypharm trade secrets and confidential information and used that information in the manufacture of omeprazole, one of Belmac’s pharmaceutical products. Based on Ethypharm’s primary allegation of misappropriation of trade secrets, the complaint also asserted counts of fraud, unjust enrichment, and intentional interference with actual and prospective business relationships. Ethypharm’s complaint seeks injunctive relief as well as damages. On September 26, 2005, the Court granted our motion to dismiss two counts, Count 1 (Fraud) and Count 3 (Unjust Enrichment), of Ethypharm’s complaint but denied our motion to dismiss the complaint in its entirety without prejudice to its being renewed after the completion of discovery on the issue of agency. We intend to contest the case vigorously.

On April 11, 2005, Ethypharm’s Spanish affiliate, Ethypharm S.A., filed suit against Belmac S.A. in the Commercial Court No. 5 of Madrid, Spain. The complaint alleges that Belmac refused to renew its contract with Ethypharm for the manufacture of omeprazole which expired on March 22, 2002, and that after that date Belmac’s continued manufacture of omeprazole pursuant to its own patented technology has infringed Ethypharm’s Spanish Patent No. ES9301319. In its complaint, Ethypharm seeks an order from the court declaring Belmac to be in violation of Ethypharm’s patent, preventing further sales of omeprazole by Belmac using processes that allegedly infringe Ethypharm’s patent, and awarding monetary damages. On July 5, 2005, Belmac filed an answer and counterclaim which denies Ethypharm’s material allegations and seeks a declaration that Ethypharm’s patent is invalid.

Ethypharm has responded to Belmac’s counterclaim. No trial date has been set. Belmac intends to defend the case vigorously.

In January 2005, we were notified that a legal proceeding had been commenced against us by Pfizer Inc and its Spanish subsidiary Pfizer, S.A. requesting an order requiring us to not manufacture or market our amlodipine products. The case was brought against Laboratorios Davur S.L. in the 3rd Commercial Court of the City of Barcelona. After an initial hearing the court imposed an injunction, preventing us from launching our amlodipine products. However, upon appeal, the court lifted the requested injunction and awarded us with court costs and legal fees.

We are a party to various other legal actions that arose in the ordinary course of business. We do not expect that resolution of these matters will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.                                                           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our common stock as reported on the New York Stock Exchange (beginning May 12, 2004 – and on the American Stock Exchange prior thereto) under the symbol “BNT.” Our common stock began trading on the New York Stock Exchange on May 12, 2004 and on the Pacific Exchange on March 27, 1996.

	High	Low
Fiscal Year Ended December 31, 2004
First Quarter	$14.76	$10.62
Second Quarter	14.10	11.20
Third Quarter	13.89	9.52
Fourth Quarter	11.40	8.35

Fiscal Year Ended December 31, 2005
First Quarter	11.02	7.25
Second Quarter	12.10	6.50
Third Quarter	12.95	10.63
Fourth Quarter	20.80	11.27

Fiscal Year Ending December 31, 2006
First Quarter (through March 10, 2006)	22.90	14.02

As of March 10, 2006 there were 1,018 holders of record of our common stock, which does not reflect stockholders whose shares are held in street name.

Dividends

We have never paid cash dividends on our common stock and we do not intend to pay dividends in the foreseeable future. We intend to retain future earnings in order to finance the growth and development of our business.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs

October 1, 2005 through October 31, 2005	—	$—	—	—
November 1, 2005 through November 30, 2005	—	—	—	—
December 1, 2005 through December 31, 2005	65,711	18.454	—	—

Total	65,711	$18.454	—	—

(1)              Represents shares tendered to the Company at fair market value from option holders using mature stock to exercise vested stock options and satisfy minimum tax withholding liabilities.

(2)              Weighted average of the high and low prices on the NYSE on the dates of exercise.

Item 6.           Selected Financial Data

The following sets forth the selected Consolidated Income Statement data for the years ended December 31, 2001, 2002, 2003, 2004 and 2005 and Consolidated Balance Sheet data as of December 31, 2001, 2002, 2003, 2004 and 2005, all of which are derived from our audited Consolidated Financial Statements and related notes. The following Consolidated Income Statement data for the years ended December 31, 2003, 2004 and 2005 and Consolidated Balance Sheet data as of December 31, 2004 and 2005 should be read together with our Consolidated Financial Statements and related notes appearing elsewhere in Item 15 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. The Consolidated Income Statement data for the years ended December 31, 2001 and 2002 and the Consolidated Balance Sheet data as of December 31, 2001, 2002 and 2003 are derived from our audited Consolidated Financial Statements and related notes not included in this Annual Report on Form 10-K.

Consolidated Income Statement Data

	For the Year Ended December 31,
(in thousands, except per share data)	2001	2002	2003	2004(a)	2005(b)

Total revenues	$26,411	$39,136	$64,676	$73,393	$97,730
Cost of net product sales	11,462	16,477	26,399	34,893	46,161
Gross profit	14,949	22,659	38,277	38,500	51,569
Operating expenses	16,137	19,277	26,848	29,805	35,903
Gain on sale of drug licenses	5,050	650	—	—	—
Other income (expenses)	(49)	138	91	1,800	729
Income before income taxes	3,813	4,170	11,520	10,495	16,395
Provision for income taxes	2,452	2,534	5,423	4,805	5,476
Net income	$1,361	$1,636	$6,097	$5,690	$10,919

Net income per common share - basic	$0.10	$0.10	$0.34	$0.27	$0.51

Net income per common share - diluted	$0.08	$0.08	$0.28	$0.25	$0.48

Weighted average common shares outstanding - basic	14,196	16,569	17,997	20,901	21,558

Weighted average common shares outstanding - diluted	16,147	19,798	21,637	22,627	22,929

(a)          Other income (expenses) for the year ended December 31, 2004 includes the reversal of previously accrued tax assessments totaling $1,467,000. These assessments had been accrued to be paid to the Spanish government as a vehicle to help reduce the impact of the rising health care costs in Spain. Due to changes in the pharmaceutical industry in Spain and a change in the Spanish political environment, these liabilities no longer exist. Accordingly, these accruals were reversed during the second quarter of 2004. Additionally, a reclass of approximately $342,000 has been made between Depreciation and amortization and Cost of net product sales for depreciation on certain fixed assets to conform with the 2005 presentation format.

(b)         Total revenues for the year ended December 31, 2005 include a change in estimate of royalty revenues earned of approximately $1,092,000 recorded in the fourth quarter of 2005. This change in estimate of royalty revenues earned is based upon publicly available data determined to be more accurate than the source of data previously relied upon by management in estimating the sell-through of prescriptions dispensed.

Consolidated Balance Sheet Data

	December 31,
(in thousands)	2001	2002	2003	2004	2005

Working capital	$6,276	$30,703	$46,181	$47,114	$46,397

Current assets	$15,839	$43,972	$66,899	$74,710	$75,077
Non-current assets	16,280	20,720	33,564	47,220	49,143
Total assets	$32,119	$64,692	$100,463	$121,930	$124,220

Current liabilities	$9,563	$13,269	$20,718	$27,596	$28,680
Long-term debt	142	345	369	349	—
Other non-current liabilities	1,990	2,327	3,211	4,328	3,951
Total liabilities	$11,695	$15,941	$24,298	$32,273	$32,631

Redeemable preferred stock	$—	$—	$—	$—	$—

Stockholders’ equity	$20,424	$48,751	$76,165	$89,657	$91,589

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes included in Item 8 of this report. Except for the historical information contained herein the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein.

Words such as “expect”, “anticipate”, “intend”, “believe”, “will”, “may”, “could”, “should”, “project”, “estimate” and similar words are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, including, but not limited to, the statements in the Business Section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and other sections in this report, are not based on historical facts, but rather reflect our current expectations concerning future results and events. The forward-looking statements include statements about our strategy, the prospects of our technologies and research and development efforts, our plans to enter into more collaborative relationships, our prospects for revenue growth outside of Spain, anticipated financial results and the prospects for growth of our business. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements, including the risks outlined in the Risk Factors section and elsewhere in this report. You are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Branded and Generic Pharmaceuticals

Our pharmaceutical product sales activities are based in Spain, where we have a significant commercial presence and we manufacture and market approximately 100 pharmaceutical products of various dosages and strengths. These products include approximately 151 product presentations in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. In 2005, approximately 25% of our product revenues were derived from two of our product lines. We market our branded and generic products to physicians, pharmacists and hospitals through our three separate sales and marketing organizations based in Spain: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. As prices for prescription pharmaceuticals have been lowered in Spain by action of the Ministry of Health, which has authority to approve pharmaceutical prices, we are working to improve the efficiency of our manufacturing operations to reduce our costs, while also increasing sales. We have recently focused on increasing our sales in other European countries and other geographic regions through strategic alliances with distributors in these territories. We also target markets that offer compatible regulatory approval regimes and attractive product margins. In August 2005, we formed an Irish subsidiary, Bentley Pharmaceuticals Ireland Limited, to assist in our European expansion strategy. Bentley Pharmaceuticals Ireland Limited received its first marketing approval by the Irish Medicines Board in November 2005. There were no significant revenues in Bentley Pharmaceuticals Ireland in 2005.

In addition, we expect to grow our business by acquiring rights to market additional products to sell through our organization and our strategic alliances. We continually acquire rights to new products in response to increasing market demand for generic and branded therapeutic products. For example, in November 2004, we entered into a collaboration agreement with Perrigo Company, the largest U.S. manufacturer of over-the-counter pharmaceutical and nutritional products for the store brand market, to co-develop and market in the U.S. and potentially other markets a generic pharmaceutical product that we produce in Spain. When appropriate, we divest products that we consider to be redundant or that have become non-strategic.

We also manufacture pharmaceuticals for other drug companies. In April 2004, we purchased a manufacturing facility located in Spain that specializes in the manufacture of active pharmaceutical ingredients. We are manufacturing and marketing these ingredients through our subsidiary, Bentley API. In addition, our Spanish pharmaceutical product manufacturing facility produces pharmaceutical products that are marketed by other pharmaceutical companies both in Spain and in other international markets, including the U.S. The facility has been approved by the FDA for the manufacture of one ingredient for marketing and sale in the U.S.

Proprietary Drug Delivery Technologies and Products

We develop products that incorporate our drug delivery technologies that we have developed in the United States. We have licensed applications of our proprietary CPE-215 drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim the first product incorporating our CPE-215 drug delivery technology, in the United States in February 2003. Testim is a gel indicated for testosterone replacement therapy. Testim is approved for marketing in Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom and has received scientific approval in Italy. We are in discussions with other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using our drug delivery technologies, including delivery of insulin to diabetic patients intranasally, delivery of macromolecule therapeutics using a biodegradable Nanacaplet technology and topical treatment of nail fungus.

Consolidated Results of Operations

Fiscal Year Ended December 31, 2005 Compared To Fiscal Year Ended December 31, 2004

Revenues

(in thousands)

					Change
	2005	%	2004	%	$	%

Revenues:
Net product sales	$91,308	93%	$69,942	95%	$21,366	31%
Licensing and collaboration revenues	6,422	7%	3,451	5%	2,971	86%
Total revenues	$97,730	100%	$73,393	100%	$24,337	33%

Total revenues for the year ended December 31, 2005 increased 33% from the year ended December 31, 2004. Fluctuations in the weighted average value of the Euro, in relation to the U.S. Dollar had a significant impact on operations during the interim periods of 2005, but did not have a material impact on operations for the full year, as the quarterly fluctuations effectively neutralized each other. Our current year growth was driven primarily by increased net product sales. The increase in licensing and collaboration revenues was due to increased royalty revenues from sales of Testim and included $1,092,000 resulting from a revised estimate of sell-through of prescriptions dispensed that was recorded in the fourth quarter of 2005.

Our revenues are generated through our primary sales channels of branded pharmaceuticals, generic pharmaceuticals, sales to licensees and others and licensing and collaboration revenues. The following is a summary of our revenues by sales channel and top-selling product lines:

For the year ended December 31, 2005:

(in thousands)

	Revenues Within Spain			Revenues
	Branded	Generic		Outside of		% of Total
Product Line	Products	Products	Other	Spain	Total	Revenues
Omeprazole	$2,779	$15,394	$—	$—	$18,173	18%
Simvastatin	1,666	5,080	—	—	6,746	7%
Enalapril	4,153	1,706	—	—	5,859	6%
Paroxetine	1,337	3,118	—	—	4,455	5%
Codesian	3,441	—	—	—	3,441	4%
All other products	9,225	9,812	271	1,512	20,820	21%
Sales to licensees and others	—	—	11,589	20,225	31,814	32%
Licensing and collaborations	—	—	274	6,148	6,422	7%
Total Revenues	$22,601	$35,110	$12,134	$27,885	$97,730	100%
% of 2005 Revenues	23%	36%	12%	29%	100%

For the year ended December 31, 2004:

(in thousands)

	Revenues Within Spain			Revenues
	Branded	Generic		Outside of		% of Total
Product Line	Products	Products	Other	Spain	Total	Revenues
Omeprazole	$2,721	$13,520	$—	$—	$16,241	22%
Simvastatin	1,392	3,638	—	—	5,030	7%
Enalapril	3,192	1,243	—	—	4,435	6%
Paroxetine	1,045	2,928	—	—	3,973	5%
Codesian	3,131	—	—	—	3,131	4%
All other products	6,910	7,690	576	1,166	16,342	23%
Sales to licensees and others	—	—	10,502	10,288	20,790	28%
Licensing and collaborations	—	—	607	2,844	3,451	5%
Total Revenues	$18,391	$29,019	$11,685	$14,298	$73,393	100%
% of 2004 Revenues	25%	40%	16%	19%	100%

Spanish Operations. The increase in the net product sales for the year ended December 31, 2005 compared to the year ended December 31, 2004 is due primarily to: (1) an increase in sales to licensees and others totaling $11,024,000 fueled primarily by sales outside of Spain; and (2) an aggregate increase totaling $5,072,000 in sales of our three top selling product lines (omeprazole, simvastatin and enalapril). Sales of active pharmaceutical ingredients from our API manufacturing facility (included in “All other products” in the tables above) added $1,783,000 to consolidated revenues in 2005. Fluctuations in the weighted average value of the Euro, in relation to the U.S. Dollar had a significant impact on operations during the interim periods of 2005, but did not have a material impact on operations for the year.

The Ministry of Health in Spain continues to encourage the substitution of generic-equivalent products in order to help control rising healthcare costs. In recent years, our business was negatively impacted by price reductions mandated by the Spanish government. We have furthered our expansion into markets outside of Spain, increased the number of drugs in our portfolio and purchased efficient high speed manufacturing equipment to help manage our business profitability. Additionally, in April 2004, we purchased a manufacturing facility, located in Zaragoza, Spain, which specializes in the manufacture of active pharmaceutical ingredients. The ability to manufacture active pharmaceutical ingredients has diversified our revenue base. We will continue to focus on acquiring, developing and launching new products that will improve our product mix. Four products were launched in 2005 and contributed approximately $588,000 to net product sales. We will also continue our efforts to increase sales outside of Spain through additional registration, marketing, and supply agreements. We will also continue to make significant investments in renovating and increasing capacity in manufacturing facilities and investments in new high speed, high volume equipment.

Branded Pharmaceutical Products

(in thousands)

					Change
	2005	%	2004	%	$	%
Branded Product Sales:
Enalapril	$4,153	18%	$3,192	17%	$961	30%
Codesian	3,441	16%	3,131	17%	310	10%
Omeprazole	2,779	12%	2,721	15%	58	2%
Simvastatin	1,666	7%	1,392	8%	274	20%
Lansoprazole	1,856	8%	31	0%	1,825	*
All other branded products	8,706	39%	7,924	43%	782	10%
Total branded sales	$22,601	100%	$18,391	100%	$4,210	23%

* Not meaningful

Sales of our branded pharmaceutical products accounted for 23% of total revenues during 2005 and increased 23%, or approximately $4,210,000 over branded sales in 2004. Enalapril, Codeisan and omeprazole remain our top-selling branded products and accounted for approximately 46% of branded sales in 2005. In addition to our focus on marketing existing products, we continue to develop and market new branded products. Sales of lansoprazole, a branded pharmaceutical that launched in December 2004, increased to $1,856,000 in 2005 compared to approximately $31,000 in 2004. Fluctuations in the weighted average value of the Euro, in relation to the U.S. Dollar had a significant impact on branded sales during the interim periods of 2005, but did not have a material impact on branded sales for the full year.

Generic Pharmaceutical Products

(in thousands)

					Change
	2005	%	2004	%	$	%
Generic Product Sales:
Omeprazole	$15,394	44%	$13,520	47%	$1,874	14%
Simvastatin	5,080	14%	3,638	12%	1,442	40%
Paroxetine	3,118	9%	2,928	10%	190	6%
Pentoxifylline	2,540	7%	2,622	9%	(82)	-3%
Trimetazidine	2,214	6%	1,983	7%	231	12%
All other generic products	6,764	20%	4,328	15%	2,436	56%
Total generic sales	$35,110	100%	$29,019	100%	$6,091	21%

Sales of our generic pharmaceutical products accounted for 36% of total revenues during 2005 and increased 21%, or approximately $6,091,000 over generic sales in 2004. Omeprazole, simvastatin and paroxetine remain our top-selling generic products and accounted for 58% of the generic pharmaceutical product growth. Additionally, sales of our generic formulations of ibuprofen, enalapril, lansoprazole, and mirtazapine (included in “All other generic products” above) accounted for approximately 26% of the growth in generic pharmaceutical product sales. Fluctuations in the weighted average value of the Euro, in relation to the U.S. Dollar had a significant impact on branded sales during the interim periods of 2005, but did not have a material impact on branded sales for the full year.

Sales to Licensees and Others

(in thousands)

			Change
	2005	2004	$	%

Sales to licensees and others	$31,814	$20,790	$11,024	53%

In addition to manufacturing and selling our own branded and generic products, we license the right to market products to others within and outside of Spain. These license agreements are usually accompanied by long-term exclusive supply agreements, whereby our licensees purchase the licensed products from our manufacturing company. As of December 31, 2005, our Spanish operations have executed 142 license agreements for product registrations, of which 17 with customers in Spain and 64 with customers outside of Spain, cover actively marketed products that are generating revenues. The remaining licenses, two with customers in Spain and 59 with customers outside of Spain, are for products that are awaiting regulatory approvals. Additionally, we have 16 contract manufacturing agreements in effect in Spain and 6 contract manufacturing agreements in effect for international customers. Our clients market these products under their own name and with their own labeling. Many of the products we manufacture for others use the same active ingredients that are used in our own marketed products. Sales under these agreements increased by 53% over the prior year, 54% in constant currency. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar, had the effect of decreasing our revenues from sales to licensees and others by approximately $223,000, or less than 1.0%.

Licensing and Collaboration Revenues. Licensing and collaboration revenues now account for approximately 7% of total revenues and increased by approximately $2,971,000, or approximately 86%, in 2005. These revenues include royalties totaling $6,132,000 from the commercialization and continued sales of Testim, the first product incorporating our CPE-215 drug delivery technology, which was launched by our licensee, Auxilium, in February 2003. Testim is currently reported to have captured approximately 15% of all new testosterone replacement prescriptions in the market. Licensing and collaboration revenues in 2005 includes a change in our estimate of royalty revenues earned on Testim sales of approximately $1,092,000, which was recorded in the fourth quarter of 2005. This change in our estimate of royalty revenues earned is based upon publicly available data determined to be more accurate than the source of data previously relied upon by management in recording estimated royalty revenues on Testim sales. Also included in licensing and collaboration revenues in 2005 are revenues of approximately $274,000 related to product licensing activities in Europe.

Gross Profit.                            Gross profit increased by approximately $13,069,000, or 34%, in 2005, when compared to 2004. Gross margins on net product sales decreased from 50% in 2004 to 49% in 2005, primarily due to a Spanish pharmaceutical tax of approximately $1,555,000 charged to cost of sales.

Selling and Marketing Expenses

(in thousands)

			Change
	2005	2004	$	%

Selling and marketing	$16,347	$14,808	$1,539	10%

Selling and marketing expenses increased by approximately $1,539,000, or 10%, compared to last year. We realized an increase of $21,366,000 in net product sales in 2005 compared to 2004, or 31%, partially through the efficient use of our selling and marketing resources. Selling and marketing expenses decreased as a percentage of net product sales to 18% in 2005, compared to 21% in 2004.

General and Administrative Expenses

(in thousands)

			Change
	2005	2004	$	%

General and administrative	$11,998	$9,126	$2,872	31%

General and administrative expenses for 2005 increased 31% over the prior year. The $2,872,000 increase was the result of increased general and administrative activities required to support our continuing growth and prepare for our anticipated growth in the future. These expenditures include increased costs in the current year for additional employees, outside services, insurance and other costs to support the growth of our organization and costs associated with our response to the requirements of the Sarbanes-Oxley Act of 2002. General and administrative expenses as a percent of total revenues were 12% in 2005, which is consistent with 2004.

Research and Development Expenses

(in thousands)

			Change
	2005	2004	$	%

Research and development	$5,800	$4,419	$1,381	31%

Research and development expenses for 2005 increased  approximately 31%  compared to 2004. The increase is directly attributable to the advancement of our research and development programs.

In the first quarter of 2004, we completed and reported the results of a Phase I intranasal insulin trial, which incorporates our CPE-215 technology. Our Phase I trial demonstrated the effective delivery of insulin intranasally in healthy human subjects. In April 2005 we announced that we completed the data analysis stage of our Phase II study for the intranasal delivery of insulin, which we had concluded in December 2004. We reported the results of that trial in an abstract titled “Intranasal Insulin Administration in Type I Diabetic Patients Utilizing CPE-215 Technology” at the American Diabetes Association 65th Scientific Sessions, June 10-14, 2005, in San Diego, California. Additionally, we are continuing our clinical programs to support our strategy for the eventual distribution of certain of our Spanish generic pharmaceutical products in other countries, including the U.S. through our collaboration agreement with Perrigo Company to co-develop and market a generic pharmaceutical product in the U.S. and potentially other markets. We expect to continue to incur increased costs to conduct clinical trials and support the required regulatory submissions for our clinical programs. We expect to incur increased costs for product formulation and testing efforts. We also expect to incur costs associated with the acquisition and/or development of new or improved drug delivery technologies such as our May 2, 2005 announcement of the discovery and synthesis of a thermodynamically stable, biodegradable Nanocaplet technology for the delivery of macromolecule therapeutics. The expenditures in research and development reflect our focus on projects that are necessary for expansion of our portfolio of marketed products and clinical trials involving our drug delivery technologies. We plan to increase our 2006 investments in research and development by 50% or more to help us build on the clinical progress of CPE-215 and advance the early-stage research on our Nanocaplet technology.

Other Income (Expenses)

(in thousands)

			Change
	2005	2004	$	%

Other income (expenses)	$729	$1,800	$(1,071)	-60%

Other income (expenses) in 2005 decreased by $1,071,000 compared to 2004. The other income reported in 2004 included the reversal of previously accrued tax assessments totaling $1,467,000, partially offset by interest and penalties totaling $193,000 associated with the settlement of the tax audit of our Spanish subsidiary. Other income (expenses) in 2005 included interest income of approximately $928,000 compared to approximately $548,000 in 2004, which increase was due to rising interest rates.

Provision for Income Taxes

(in thousands)

	2005
	Europe	U.S.	Consolidated

Income before income taxes	$15,353	$1,042	$16,395

Provision for income taxes	5,216	198	5,414
Valuation allowance	260	(198)	62

Net provision for income taxes	5,476	—	5,476

Net income	$9,877	$1,042	$10,919

Effective tax rate	36%	0%	33%

We have recorded provisions for foreign income taxes totaling $5,476,000 and $4,805,000 ($4,201,000 plus a $604,000 tax audit settlement recorded as a result of the tax audit by Spanish authorities of our Spanish subsidiary for the tax years 1998, 1999 and 2000) for the years ended December 31, 2005 and 2004, respectively.

Effective October 2005, we executed intercompany agreements between Bentley Pharmaceuticals, Inc. and Bentley Pharmaceuticals Ireland Limited to license non-U.S. rights of certain technologies owned by Bentley Pharmaceuticals, Inc. and provide for cost-sharing of subsequent development efforts on those technologies. A net benefit of approximately $2,045,000 has been recorded to the U.S. income from operations (and a corresponding reduction to European income from operations) in 2005 as a result of these agreements.

In 2005, we generated U.S. income before income taxes of approximately $1,042,000, compared to a loss before income taxes of approximately $2,913,000 in 2004. We utilized U.S federal net operating loss carry-forwards in order to offset the resulting income tax liability. As of December 31, 2005, the remaining U.S federal net operating loss carry-forwards were approximately $53,514,000. Bentley Pharmaceuticals Ireland Limited, which is reported in our European operations, generated a net operating loss of approximately $2,080,000 in 2005. As future operating profits cannot be reasonably assured, no tax benefit has been recorded for these losses. Accordingly, we have established a valuation allowance equal to the full amount of the deferred tax assets in Ireland.

Should we determine that it is more likely than not that we will realize certain of our net deferred tax assets for which we have previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. In addition, we operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. No additional potential tax contingencies were considered to be probable and reasonably estimable as of December 31, 2005. However, there is the possibility that the ultimate resolution of such potential contingencies could have an adverse effect on our Consolidated Financial Statements in the future.

Net Income

(in thousands, except per share data)

			Change
	2005	2004	Amount	%

Net income	$10,919	$5,690	$5,229	92%

Net income per common share:
Basic	$0.51	$0.27	$0.24	89%
Diluted	$0.48	$0.25	$0.23	92%

Weighted average common shares outstanding:
Basic	21,558	20,901	657	3%
Diluted	22,929	22,627	302	1%

We reported 2005 income from operations of $15,666,000, compared to 2004 income from operations of $8,695,000. In 2005, the combination of income from operations of $15,666,000 and the non-operating items, primarily the provision for income taxes of $5,476,000, resulted in 2005 net income of $10,919,000, or $.51 per basic common share ($.48 per diluted common share) on 21,558,000 weighted average basic common shares outstanding (22,929,000 weighted average diluted common shares outstanding), compared to 2004 net income of $5,690,000, or $.27 per basic common share ($.25 per diluted common share) on 20,901,000 weighted average basic common shares outstanding (22,627,000 weighted average diluted common shares outstanding).

Fiscal Year Ended December 31, 2004 Compared To Fiscal Year Ended December 31, 2003

Revenues

(in thousands)

					Change
	2004	%	2003	%	$	%
Revenues:
Net product sales	$69,942	95%	$62,955	97%	$6,987	11%
Licensing and collaboration revenues	3,451	5%	1,721	3%	1,730	101%
Total revenues	$73,393	100%	$64,676	100%	$8,717	13%

Total revenues for 2004 increased 13% from 2003. However, our total revenues increased approximately 3% when expressed in constant currency. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar, had the effect of increasing revenues by approximately $6,502,000, partially offsetting the impact of price reductions in Spain. Sales of active pharmaceutical ingredients from our new manufacturing facility (included in “All other products” in the table below) added $1,742,000 to our consolidated revenues in 2004. The advancement of our proprietary drug delivery programs in the U.S., evidenced by the growing royalty stream from sales of Testim, and other licensing revenues, increased our 2004 revenues by approximately $1,730,000, when compared to the prior year.

Our revenues were generated through our primary sales channels of branded pharmaceuticals, generic pharmaceuticals, sales to licensees and others and licensing and collaboration revenues. The following is a summary of our revenues by sales channel and top-selling product lines:

For the year ended December 31, 2004:

(in thousands)

	Revenues Within Spain			Revenues
	Branded	Generic		Outside of		% of Total
Product Line	Products	Products	Other	Spain	Total	Revenues
Omeprazole	$2,721	$13,520	$—	$—	$16,241	22%
Simvastatin	1,392	3,638	—	—	5,030	7%
Enalapril	3,192	1,243	—	—	4,435	6%
Paroxetine	1,045	2,928	—	—	3,973	5%
Codesian	3,131	—	—	—	3,131	4%
All other products	6,910	7,690	576	1,166	16,342	23%
Sales to licensees and others	—	—	10,502	10,288	20,790	28%
Licensing and collaborations	—	—	607	2,844	3,451	5%
Total Revenues	$18,391	$29,019	$11,685	$14,298	$73,393	100%
% of 2004 Revenues	22%	40%	16%	19%	100%

For the year ended December 31, 2003:

(in thousands)

	Revenues Within Spain			Revenues
	Branded	Generic		Outside of		% of Total
Product Line	Products	Products	Other	Spain	Total	Revenues
Omeprazole	$6,099	$13,863	$—	$—	$19,962	31%
Simvastatin	2,176	4,412	—	—	6,588	10%
Enalapril	2,610	1,878	—	—	4,488	7%
Paroxetine	—	749	—	—	749	1%
Codesian	2,713	—	—	—	2,713	4%
All other products	5,463	6,065	—	—	11,528	18%
Sales to licensees and others	—	—	9,536	7,391	16,927	26%
Licensing and collaborations	—	—	203	1,518	1,721	3%
Total Revenues	$19,061	$26,967	$9,739	$8,909	$64,676	100%
% of 2003 Revenues	29%	42%	15%	14%	100%

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

Branded Pharmaceutical Products

(in thousands)

					Change
	2004	%	2003	%	$	%
Branded Product Sales:
Enalapril	$3,192	17%	$2,610	14%	$582	22%
Codeisan	3,131	17%	2,713	14%	418	15%
Omeprazole	2,721	15%	6,099	32%	(3,378)	-55%
Mio Relax	1,485	8%	1,114	6%	371	33%
Simvastatin	1,392	8%	2,176	11%	(784)	-36%
All other branded products	6,470	35%	4,349	23%	2,121	49%
Total branded sales	$18,391	100%	$19,061	100%	$(670)	-4%

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

Most significantly, sales of our branded omeprazole decreased by approximately $3,378,000 from the prior year, as a result of the price reductions, although sales increased 2% during the year in terms of number of units sold. Sales of our branded enalapril, which experienced a 50% increase in unit volume compared to the prior year, increased 22% from the prior year in spite of price cuts, and in 2004 accounted for 17% of our branded product sales. Strong sales of our cough and cold medicine, Codeisan, and the launch of our branded version of paroxetine in May 2003 also helped to mitigate the impact of the price reductions.

Generic Pharmaceutical Products

(in thousands)

					Change
	2004	%	2003	%	$	%
Generic Product Sales:
Omeprazole	$13,520	47%	$13,863	51%	$(343)	-2%
Simvastatin	3,638	12%	4,412	16%	(774)	-18%
Paroxetine	2,928	10%	749	3%	2,179	291%
Pentoxifylline	2,622	9%	2,070	8%	552	27%
Trimetazidine	1,983	7%	532	2%	1451	273%
All other generic products	4,328	15%	5,341	20%	(1,013)	-19%
Total generic sales	$29,019	100%	$26,967	100%	$1,432	8%

Sales of our generic pharmaceutical products increased in terms of units sold, but decreased by approximately 2% in 2004 when expressed in constant currency. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar, had the effect of increasing generic product sales by approximately $2,643,000, resulting in an 8% increase in generic pharmaceutical sales in 2004, when expressed in U.S. Dollars. Sales of our generic omeprazole, which experienced an 8% increase in unit volume, decreased by 2% when expressed in U.S. Dollars as a result of price reductions that took effect in December 2003. These sales accounted for 47% of our generic pharmaceutical revenues in 2004, compared to 51% of generic revenues in the prior year. Sales of our generic simvastatin, which experienced a 16% increase in unit volume, decreased by approximately 18%, when expressed in U.S. Dollars as a result of the price reductions. Our generic paroxetine, which was launched in May 2003, added approximately $2,179,000 to our generic sales in 2004, when compared to 2003, positioning it third behind our generic omeprazole and simvastatin products. Sales of our generic trimetazidine increased by approximately $1,451,000 in 2004, or approximately 273% from 2003, while sales of our generic pentoxifylline increased by $552,000, or approximately 27%.

Sales to Licensees and Others

(in thousands)

			Change
	2004	2003	$	%

Sales to licensees and others	$20,790	$16,927	$3,863	23%

Sales to licensees and others increased by 23% over the prior year, or 12% in constant currency. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar,

had the effect of increasing our revenues from sales to licensees and others by approximately $1,894,000.

Licensing and Collaboration Revenues. Licensing and collaboration revenues accounted for 5% of total revenues and increased by approximately $1,730,000, or approximately 101%, in 2004 over 2003. These revenues include royalties totaling $2,844,000 from the commercialization and continued sales of Testim, the first product incorporating our CPE-215 drug delivery technology, which was launched by our licensee, Auxilium, in February 2003. Also included in licensing and collaboration revenues in 2004 are revenues of approximately $607,000 related to product licensing activities in Europe.

Gross Profit. Gross profit decreased by approximately 7% in constant currency in 2004 as a direct result of the December 2003 price reductions in Spain. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar, had the effect of increasing gross profit by approximately $3,328,000. Gross margins on net product sales decreased from 58% in 2003 to 50% in 2004 (52% gross margins on sales of pharmaceutical products, excluding sales of active pharmaceutical ingredients). Product returns, including returns related to the government mandated price reductions, reduced 2004 revenues by approximately $3,323,000. Product returns decreased to levels consistent with our historical experience by June 2004.

Selling and Marketing Expenses

(in thousands)

			Change
	2004	2003	$	%

Selling and marketing	$14,808	$14,212	$596	4%

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

General and Administrative Expenses

(in thousands)

			Change
	2004	2003	$	%

General and administrative	$9,126	$7,001	$2,125	30%

General and administrative expenses for 2004 increased 30% over the prior year. The $2,125,000 increase was the result of increased general and administrative activities required to support our continued growth and prepare for our anticipated growth in the future. These expenditures included increased costs in 2004 for additional employees, outside services, insurance and other costs to support the growth of our organization and costs associated with our response to the requirements of the Sarbanes-Oxley Act of 2002. General and administrative expenses would have been approximately $460,000 lower, absent the 2004 increase in the weighted average value of the Euro, in relation to the U.S. Dollar. General and administrative expenses as a percent of total revenues increased to approximately 12% in 2004, from approximately 11% of total revenues in 2003.

Research and Development Expenses

(in thousands)

			Change
	2004	2003	$	%

Research and development	$4,419	$4,295	$124	3%

Research and development expenses in 2004 remained consistent with 2003 in constant currency. An increase in the weighted average value of the Euro, in relation to the U.S. Dollar, had the effect of increasing research and development expenses by approximately $114,000, representing 92% of the increase when expressed in U.S. Dollars.

Other income (expenses)

(in thousands)

			Change
	2004	2003	$	%

Other income (expenses)	$1,800	$91	$1,709	*

*Not meaningful

Other income (expenses) in 2004 increased by $1,709,000 over 2003. The increase was primarily due to the reversal of previously accrued tax assessments totaling $1,467,000 partially offset by interest and penalties totaling $193,000 associated with the settlement of the tax audit of our Spanish subsidiary (see Provision for Income Taxes) during the second quarter of 2004. We recorded a pre-tax benefit totaling $1,467,000 ($954,000 after taxes) as a component of other income (expenses) as the result of the reversal of previously accrued pharmaceutical tax assessments in Spain. These assessments had been accrued to be paid to the Spanish government to help reduce the impact of the rising health care costs in Spain. Due to recent changes in the pharmaceutical industry in Spain and a change in the Spanish political environment, the basis for these liabilities no longer existed. Accordingly, these accruals were reversed during the second quarter of 2004.

Provision for Income Taxes

(in thousands)

	2004
	Europe	U.S.	Consolidated

Income (loss) before income taxes	$13,408	$(2,913)	$10,495

Provision (benefit) for income taxes	4,693	(990)	3,702
Tax credits, changes in deferred taxes and other	(492)	1,807	1,315
Tax liability, 1998 – 2000 audit	604	—	604

Total provision (benefit) for income taxes	4,805	817	5,622
Valuation allowance	—	(817)	(817)

Net provision (benefit) for income taxes	4,805	—	4,805

Net income (loss)	$8,603	$(2,913)	$5,690

Effective tax rate	36%	0%	46%

A tax review of our Spanish subsidiary, Laboratories Belmac S.A., by the Spanish tax authorities for the tax years 1998, 1999 and 2000, was completed in the quarter ended June 30, 2004. As a result of this audit, our subsidiary was assessed an additional tax liability of approximately $604,000, which has been recorded as a component of provision for income taxes in 2004, and approximately $193,000 for related interest and penalties, which have been recorded as components of other income and expenses, in the consolidated income statement in 2004.

We have recorded provisions for foreign income taxes totaling $4,805,000 ($4,201,000 income tax expense on operations plus $604,000 recorded as a result of the 1998 - 2000 tax audit of our Spanish subsidiary) in 2004, compared to $5,423,000 in 2003. The effective tax rate in Spain in 2004 was 36%; however, when the $604,000 tax audit settlement related to prior years is excluded, the effective tax rate is 31%, compared to the prior year effective rate of 34%. The provision for foreign income taxes would have been approximately $457,000 lower than reported, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar, during 2004.

We generated additional U.S. federal net operating loss carryforwards in 2004 and 2003 as a result of U.S. pre-tax losses of $2,913,000 and $3,571,000, respectively. As future domestic operating profits could not be reasonably assured, no tax benefit was recorded for U.S. losses. Accordingly, we established a valuation allowance equal to the full amount of the U.S. deferred tax assets.

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. During 2004, we identified certain tax contingencies that we determined were probable and reasonably estimable. Consequently, we included a charge totaling $188,000 related to these contingencies in the provision for income taxes in 2004. No other potential tax contingencies were considered probable and reasonably estimable as of December 31, 2004. However, there is the possibility that the ultimate resolution of such potential contingencies could have an adverse effect on our Consolidated Financial Statements in the future.

Net Income

(in thousands, except per share data)

			Change
	2004	2003	Amount	%

Net income	$5,690	$6,097	$(407)	-7%

Net income per common share:
Basic	$0.27	$0.34	$(0.07)	-21%
Diluted	$0.25	$0.28	$(0.03)	-11%

Weighted average common shares outstanding:
Basic	20,901	17,997	2904	16%
Diluted	22,627	21,637	990	5%

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

	Fiscal 2004				Fiscal 2005
	Three Months Ended (Unaudited)
	3/31/04(b)	6/30/04(a)(b)	9/30/04(b)	12/31/04(b)	3/31/05	6/30/05	9/30/05	12/31/05(c)
	(in thousands, except per share data)
Total revenues	$17,302	$18,470	$18,103	$19,518	$24,244	$24,764	$23,512	$25,210
Cost of net product sales	8,255	8,465	8,662	9,511	11,452	11,367	11,104	12,238
Gross profit	9,047	10,005	9,441	10,007	12,792	13,397	12,408	12,972
Operating expenses	7,374	7,422	6,922	8,087	9,145	9,408	8,730	8,620
Income from operations	1,673	2,583	2,519	1,920	3,647	3,989	3,678	4,352
Other income (expenses)	57	1,348	238	157	113	173	184	259
Provision for income taxes	921	2,441	1,344	99	1,590	1,554	1,377	955
Net income	$809	$1,490	$1,413	$1,978	$2,170	$2,608	$2,485	$3,656

Net income per common share:
Basic	$0.04	$0.07	$0.07	$0.09	$0.10	$0.12	$0.11	$0.17
Diluted	$0.04	$0.07	$0.06	$0.09	$0.10	$0.12	$0.11	$0.16

Weighted average common shares outstanding:
Basic	20,597	20,644	21,049	21,308	21,316	21,395	21,652	21,862
Diluted	22,784	22,800	22,746	22,487	22,531	22,603	22,970	23,564

(a)          Other income (expenses) for the quarter ended June 30, 2004 includes the reversal of previously accrued tax assessments totaling $1,467,000. These assessments had been accrued to be paid to the Spanish government as a vehicle to help reduce the impact of the rising health care costs in Spain. Due to changes in the pharmaceutical industry in Spain and a change in the Spanish political environment, these liabilities no longer exist. Accordingly, these accruals were reversed during the second quarter of 2004.

(b)         The interim quarters during the year ended December 31, 2004 include a reclassification of $342,000 (approximately $58,000, $70,000, $94,000 and $120,000 in the first, second, third and fourth quarters of 2004, respectively) between Depreciation and amortization and Cost of net product sales for depreciation on certain fixed assets to conform with the 2005 presentation format throughout the year.

(c)          Total revenues for the year ended December 31, 2005 include a change in estimate of royalty revenues earned of approximately $1,092,000 recorded in the fourth quarter of 2005. This change in estimate of royalty revenues earned is based upon publicly available data determined to be more accurate than the source of data previously relied upon by management in estimating the sell-through of prescriptions dispensed.

Liquidity and Capital Resources

Total assets increased 2% from $121,930,000 at December 31, 2004 to $124,220,000 at December 31, 2005 and stockholders’ equity increased 2% from $89,657,000 at December 31, 2004 to $91,589,000 at December 31, 2005. The increase in stockholders’ equity primarily reflects net income of $10,919,000 offset by the effect of fluctuations in the Euro/U.S. Dollar exchange rate, which resulted in a net reduction of $7,962,000 on our balance sheet. We acquired approximately 430,000 shares of Common Stock, with a fair market value of approximately $5,321,000, which were tendered to us by certain employees as consideration for the exercise of stock options and to satisfy minimum federal and statutory tax withholding requirements, the effect of which was offset by stock option exercises totaling $4,016,000.

Cash, cash equivalents and marketable securities decreased 6% from $34,758,000 at December 31, 2004 to $32,846,000 at December 31, 2005. Uses of cash primarily included additions to fixed assets totaling $11,018,000, additions to drug licenses and related costs of $2,045,000 and the net effect of financing activities as discussed below. These uses of cash were partially offset by increased cash flows from operations that totaled $12,596,000. Cash and cash equivalents at December 31, 2005 include approximately $11,513,000 of short-term liquid investments considered to be cash equivalents.

Receivables decreased from $27,860,000 at December 31, 2004 to $26,916,000 at December 31, 2005, despite a $2,529,000 increase in receivables in constant currency. Changes in foreign currency exchange rates decreased receivables by approximately $3,473,000 in 2005. Trade receivables increased by approximately $802,000 in constant currency, but fluctuations in foreign currency exchange rates decreased trade receivables reported in U.S. Dollars by approximately $3,095,000. Receivables from one international customer totaled $3,059,000 at December 31, 2005; however, we owe the same customer approximately $1,962,000 for co-marketing expenses at December 31, 2005. Revenues from this customer are recorded net of the related co-marketing costs in the Consolidated Income Statements. We have not experienced any material delinquencies on any of our receivables that have had a material effect on our financial position, results of operations or cash flows.

Inventories increased approximately $1,889,000 from $10,258,000 at December 31, 2004 to $12,147,000 at December 31, 2005. In constant currency, inventories increased by approximately $3,701,000, primarily as a result of raw material purchases and increases in finished goods inventories in anticipation of demand in 2006. Changes in foreign currency exchange rates reduced the amount of the increase in inventories by approximately $1,812,000.

The combined total of accounts payable and accrued expenses increased from $23,217,000 at December 31, 2004 to $24,890,000 at December 31, 2005. The combined total increased by approximately $4,900,000 in constant currency during 2005, but fluctuation in foreign currency exchange rates decreased accounts payable and accrued expenses at December 31, 2005 by approximately $3,227,000. The increase is primarily attributable to increases in payables related to inventory purchases of approximately $1,785,000, a new pharmaceutical tax of approximately $1,555,000 and accrued compensation of $1,530,000.

Short-term borrowings and current portion of long-term debt increased from $2,785,000 at December 31, 2004 to $2,995,000 at December 31, 2005. The combined total increased by approximately $652,000 in constant currency, but fluctuation in foreign currency exchange rates decreased short-term borrowings and current portion of long-term debt by approximately $442,000. The weighted average interest rate on our short-term borrowings and current portion of long-term debt at December 31, 2005 was 3.6%.

Operating activities in 2005 provided net cash of $12,596,000 compared to $4,233,000 in 2004. Net income, which increased to $10,919,000 in 2005, and changes in working capital accounted for the majority of the increase in cash flows from operations.

Investing activities, primarily capital expenditures in Spain for land, improvements and equipment to upgrade the capacity of our manufacturing facilities in Spain and to increase our manufacturing and packaging capabilities with new high speed equipment, along with additions to drug licenses and related costs, used net cash of $13,063,000 in 2005.

Financing activities during 2005 used net cash of $1,026,000, and primarily represented the cash proceeds of approximately $2,028,000 received from the exercise of stock options, offset by the following: (1) the remittance of employee tax withholding liabilities of approximately $2,292,000 resulting from stock option exercises, (2) the repurchase of approximately 90,000 shares of our Common Stock, with a fair market value of approximately $1,041,000, which we repurchased in conjunction with the exercise of employee stock options, and (3) net borrowings totaling $279,000.

Long-term debt, which totaled $349,000 at December 31, 2004, was classified as current at December 31, 2005 in anticipation of repayment during 2006.

Contractual Obligations

In addition to our borrowings, we have fixed contractual obligations under various agreements. Our contractual obligations were comprised of the following as of December 31, 2005:

(in thousands)

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than 5
	Total	year	years	years	years
Long – term debt	$—	$—	$—	$—	$—
Capital leases	—	—	—	—	—
Operating leases	2,572	1,203	1,369	—	—
Purchase obligations (1)	9,982	9,982	—	—	—
Other long — term liabilities (2)	1,665	333	999	333	—

Total contractual cash obligations (3)	$14,219	$11,518	$2,368	$333	$—

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

(2)          There were no other contractual obligations included in other long-term liabilities in our Consolidated Balance Sheet as of December 31, 2005. These amounts represent deferred tax payments due to the Spanish Ministry of Taxes from the sale of certain drug licenses in prior years.

(3)          Not included in the chart above are key executive compensation agreements that have been renewed whereby we are currently obligated to pay approximately $2,630,000 to our key executives in 2006. Such agreements renew annually unless terminated by any of the parties or amended by the Compensation Committee of the Board of Directors.

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

We plan to continue making improvements to our manufacturing facilities during 2006 that include the acquisition of additional manufacturing equipment and expansion of our active pharmaceutical ingredients manufacturing facility, in order to accommodate our expected growth. We have budgeted approximately $22.6 for capital expenditures during 2006, including approximately $10.0 that was budgeted in 2005, but now planned for 2006. We plan to finance these expenditures from a combination of cash flow from operations, borrowings and existing cash balances.

Seasonality, Effect of Inflation and Liquidity. In the past, we have experienced lower sales in the third calendar quarter and higher sales in the fourth calendar quarter due to seasonality of our pharmaceutical business, although such variations are dependent upon the severity of the cough, cold and flu season. As we market more pharmaceutical products whose sales are seasonal, seasonality of sales may become more significant. Neither inflation nor changing prices has materially impacted our revenues or income from operations for the periods presented. We expect to have sufficient liquidity to fund operations for at least the next twenty-four months. We continue to search both domestically and internationally for opportunities that will enable us to continue expanding our business and explore alternative financing sources for these activities, including the possibility of public and/or private offerings of our securities. In appropriate situations, that will be strategically determined, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

Off-Balance-Sheet Arrangements

We do not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Certain of our accounting policies are particularly important to the portrayal of our financial position, and results of operations and cash flows and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies and estimates include:

•                  Revenue recognition and accounts receivable.

•                  Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred when the customer takes possession of the products and/or risk of loss has passed to the customer. We provide our customers with a limited right of return. Revenue is recognized upon delivery of products, at which time a reserve for sales returns is recorded limited. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, and of allowances for doubtful accounts based on significant historical experience.

•                  Revenue from service, research and development, and licensing and supply agreements is recognized when the service procedures have been completed or as revenue recognition criteria have been met for each separate unit of accounting (as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.)

•                  Royalty revenue is recognized based on the estimated sell-through of products as determined from prescriptions dispensed, until such time that returns from wholesalers and pharmacies can be reasonably estimated. Royalty revenues for the year ended December 31, 2005 includes a change in estimate of royalty revenues earned of approximately $1,092,000 recorded in the fourth quarter of 2005. This change in estimate of royalty revenues earned is based upon publicly available data determined to be more accurate than the source of data previously relied upon by management in estimating the sell-through of prescriptions dispensed.

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123 (Revised) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (Revised), as issued, was to apply to all awards granted, modified, or cancelled after June 30, 2005, and unvested portions of previously issued grants. On April 14, 2005, the U.S. Securities and Exchange Commission announced the adoption of a new rule that amended the compliance date for SFAS No. 123 (Revised), allowing companies to implement the Statement at the beginning of their first fiscal year that begins after June 15, 2005. We adopted SFAS No. 123 (Revised) effective January 1, 2006 using the modified-prospective transition method. Consequently, we expect to record non-cash expense of approximately $992,000, $308,000 and $68,000 in the years ending December 31, 2006, 2007 and 2008, respectively, for the unvested portion of previously issued grants that were not previously expensed under APB Opinion No. 25. In addition, we will be required to record expense for any stock option grants subsequent to December 31, 2005. We utilize the accelerated expense attribution method pursuant to FASB Interpretation No. 28 for all options accounted for under APB Opinion No. 25. Equity-based compensation attributable to stock options granted subsequent to December 31, 2005 will be recognized under the straight-line method pursuant to SFAS No. 123 (Revised). We do not expect the adoption of SFAS No. 123 (Revised) to have a material impact on the Consolidated Balance Sheets or the Consolidated Statements of Cash Flows.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. A substantial amount of our business is conducted in Europe and is therefore influenced to the extent to which there are fluctuations in the U.S. Dollar’s value against other currencies, specifically the Euro. The exchange rate at December 31, 2005 and 2004 was .84 Euros and .73 Euros per U.S. Dollar, respectively. The weighted average exchange rate for the years ended December 31, 2005, 2004 and 2003 was .80 Euros .81 Euros and .89 Euros per U.S. Dollar, respectively. The net effect of foreign currency translation on our Consolidated Balance Sheet during the year ended December 31, 2005 was a decrease of $7,962,000 and the cumulative historical effect was an increase of $1,760,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive income. The carrying value of assets and liabilities can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, we do not plan to modify our business practices.

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

Interest Rates. The weighted average interest rate on our short-term borrowings and current portion of long-term debt is 3.6% and the balance outstanding is $2,995,000 as of December 31, 2005. Amounts due within one year have been classified as current on the Consolidated Balance Sheets at December 31, 2005 and 2004. The effect of an increase in the interest rate of one percentage point (one hundred basis points) to 4.6% on short-term borrowings and current portion of long-term debt would have the effect of increasing interest expense by approximately $30,000 annually.

Item 8.                                                           Financial Statements and Supplementary Data

See Item 15 of this Annual Report on Form 10-K.

Item 9.                                                           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.             Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required for each report and that such information is reported to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment under the framework in Internal Control—Integrated Framework, our management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bentley Pharmaceuticals, Inc.
Exeter, New Hampshire

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Controls over Financial Reporting”, that Bentley Pharmaceuticals, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated income statements, statements of changes in stockholders’ equity and statements of cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 16, 2006, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 16, 2006

Item 9B.               Other Information

Not applicable.

Part III

Item 10.              Directors and Executive Officers of the Registrant

Name	Age	Position

James R. Murphy	56	Chairman, Chief Executive Officer and Director

Michael McGovern	62	Vice Chairman and Director

John A. Sedor	61	President

Michael D. Price	48	Vice President, Chief Financial Officer, Treasurer and Secretary

Adolfo Herrera	46	Managing Director of European Subsidiaries

Miguel Fernandez	75	Director

F. Ross Johnson	74	Director

Edward J. Robinson	65	Director

John W. Spiegel	65	Lead Director

James R. Murphy has served as one of our directors since 1993. Mr. Murphy was President of Bentley from September 1994 until August 2005, was named Chief Executive Officer effective January 1995 and became Chairman of the Board in June 1995. Prior to rejoining Bentley, Mr. Murphy served as Vice President of Business Development at MacroChem Corporation, a publicly owned pharmaceutical and drug delivery company, from March 1993 through September 1994. From September 1992 until March 1993, Mr. Murphy served as a consultant in the pharmaceutical industry with his primary efforts directed toward product licensing. Prior thereto, Mr. Murphy served as Director - Worldwide Business Development and Strategic Planning of Bentley from December 1991 to September 1992. Mr. Murphy previously spent 14 years in pharmaceutical research and product development with SmithKline Corporation and in international business development with contract research and consulting laboratories. Mr. Murphy received a B.A. in Biology from Millersville University.

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

John A. Sedor joined Bentley as President in August 2005. From 2001 to May 2005, he served as President and Chief Executive Officer for Sandoz Inc., based in Princeton, N.J. In this role, Mr. Sedor oversaw all aspects of Sandoz, the North American arm of Novartis Generics where his responsibilities included Sales and Marketing, Research and Development, Operations and Product Manufacturing, Business Development and Strategy. From 1998-2001, he served as President and Chief Executive

Officer of Verion, Inc., a technology company, where he was responsible for the creation, launch and direction of the joint venture. Prior thereto, Mr. Sedor served as President and Chief Executive Officer of Centeon, a joint venture between two major multinational corporations, Rhône-Poulenc Rorer and Hoechst AG. Prior thereto, Mr. Sedor served as Executive Vice President at Rhône-Poulenc Rorer, Revlon Healthcare and Parke Davis. Mr. Sedor received his BS, Pharmacy/Chemistry from Duquesne University in 1970.

Michael D. Price became Chief Financial Officer, Vice President/Treasurer and Secretary of Bentley in October 1993, April 1993 and November 1992, respectively. He has served Bentley in other capacities since March 1992. Prior to joining Bentley, he was employed as a financial and management consultant with Carr Financial Group from March 1990 to March 1992. Prior thereto, he was employed as Vice President of Finance with Premiere Group, Inc. from June 1988 to February 1990. Prior thereto, Mr. Price was employed by Price Waterhouse (now PricewaterhouseCoopers) from January 1982 to June 1988 where his last position was Audit Manager. Mr. Price received a B.S. in Business Administration with a concentration in Accounting from Auburn University and an M.B.A. from Florida State University. Mr. Price is a Certified Public Accountant licensed by the State of Florida.

Adolfo Herrera serves as Managing Director of our European Subsidiaries, and has been employed as General Manager of Bentley’s Spanish subsidiaries since 1999. Prior to joining Bentley in 1997, Mr. Herrera served as General Manager of Laboratorios Llorente-Juventus Group from 1993 to 1997, where he was employed since 1990. Prior thereto, Mr. Herrera was employed by the Public Health Ministry in Spain. Mr. Herrera received his degree in Veterinary Medicine from Complutense University in Madrid, Spain in 1982 and his MBA degree from Instituto de Empresas in Madrid, Spain in 1994.

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

F. Ross Johnson has served as one of our directors since 2004. Mr. Johnson has been the Chairman and Chief Executive Officer of RJM Group, a management advisory and investment firm, since 1989. Prior to 1989, Mr. Johnson was the Chairman of RJR/Nabisco, Inc., a public diversified holding company, having held various senior executive positions in RJR/Nabisco, Inc. and its predecessors, Standard Brands and Nabisco Brands since 1971. He received a Bachelor of Commerce from the University of Manitoba, Canada and a Master of Commerce from the University of Toronto, Canada. Mr. Johnson serves on the boards of directors of AuthentiDate Holding Corporation and EdgeStone Capital Partners and serves on the advisory boards of Power Corporation of Canada and Wachovia Bank-Florida, Bennett Advisory Group – Palm Beach and Black & McDonald Ltd.

Edward J. Robinson has served as one of our directors since 2004. Mr. Robinson served as Chief Operating Officer of Meditrust Operating Company, a healthcare REIT, in 1998, President and Chief Operating Officer of Avon Products, Inc., a public beauty products company, from 1993 to 1997, and Executive Vice President and Chief Financial Officer of Avon Products, Inc. from 1989 to 1992. Previously, he held various positions with RJR Nabisco and its predecessor companies, Standard Brands and Nabisco Brands, including Executive Vice President, Chief Financial Officer, Vice President – Treasurer and Senior Vice President – Controller. He received a B.A. in Business Administration from Iona College.  Mr. Robinson is a Certified Public Accountant licensed by the State of New York. Mr. Robinson has been retired since 1998.

John W. Spiegel has served as one of our directors since June 2002. Mr. Spiegel served as Vice Chairman and Chief Financial Officer of SunTrust Banks, Inc. from August 2000 until August 2004. Prior to August 2000, Mr. Spiegel was an Executive Vice President and Chief Financial Officer of SunTrust Banks since 1985. Mr. Spiegel also serves on the Board of Directors of the Bank Administration Institute, HomeBank Corp., Rock-Tenn Company, S1 Corporation and Colonial Properties Trust. Mr. Spiegel is also a trustee of the Woodruff Arts Center and Children’s Healthcare of Atlanta, and is a member of the Dean’s Advisory Council of the Goizueta Business School at Emory University. Mr. Spiegel received an MBA from Emory University.

Audit Committee

The information called for by this item regarding Bentley’s Audit Committee, including the Committee’s financial expert, is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and any persons who own more than 10% of any class of our equity securities, to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and the New York Stock Exchange and to furnish us with copies of such reports. To the best of our knowledge during the year ended December 31, 2005, all Section 16(a) filing requirements have been satisfied.

Other Information

As required by Section 303A.12 (a) of the New York Stock Exchange Listed Company Manual, on June 17, 2005, (amended in August 2005), our Chief Executive Officer submitted the Annual CEO Certification to the New York Stock Exchange, certifying that he was not aware of any violation by Bentley of the New York Stock Exchange’s corporate governance listing standards, with the following qualifications. The availability of our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the determination by our Board of Directors that John W. Spiegel’s service on three public company audit committees in addition to ours does not impair his ability to serve on our Audit Committee were inadvertently omitted form our Proxy Statement for the 2005 Annual Meeting of Stockholders. The Proxy Statement also did not clearly describe Mr. Spiegel’s role as the Presiding Director at executive sessions of meetings of non-management and independent directors and did not reference Mr. Spiegel directly as the contact for interested parties who wish to send communications on any topic to the Presiding Director or the Board of Directors. Additionally, we did not have an internal audit function for a short period beginning in May 2005 between the time that the person performing that function was promoted to controller and his internal audit function replacement was hired. We subsequently addressed each of these qualifications in satisfaction of the New York Stock Exchange’s corporate governance listing standards.

We filed with the SEC as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2005 (which exhibits are identified as Exhibit 31.1 and Exhibit 31.2) certifications by our Chief Executive Officer and Chief Financial Officer regarding the quality of our public disclosures in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Procedures for Handling Complaints, Nominating and Governance Committee Charter, Audit Committee Charter and Compensation Committee Charter are available on our website at www.bentleypharm.com. The information is also available in print to any shareholder who requests it. Additionally, copies of reports filed by us pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K may be accessed from the our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission. Alternatively, these reports can be accessed through a query at the website of the Securities and Exchange Commission at www.sec.gov.

Our Board of Directors consists of six directors, four of whom (Messrs. John W. Spiegel, Miguel Fernandez, F. Ross Johnson and Edward J. Robinson) are considered to be “independent” in accordance with the listing standards of the New York Stock Exchange and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. All four of the independent directors serve on our Audit Committee. Since his retirement in 2004 as the Chief Financial Officer of SunTrust Banks, Inc., John W. Spiegel has agreed to serve on a fourth public company audit committee, in addition to his service for Bentley and two others. The Board of Directors has determined that in Mr. Spiegel’s current circumstances this simultaneous service does not impair his ability to serve on the Audit Committee of Bentley.

John W. Spiegel has been selected as the Lead Director (or Presiding Director) of our Board of Directors. Mr. Spiegel presides at executive sessions of meetings of our non-management and independent directors. Interested parties who wish to send communications on any topic to Mr. Spiegel, the presiding director and the Chairperson of the Nominating and Governance Committee or to Bentley’s Board of Directors as a group, should address such communications to the Chairman of the Nominating and Governance Committee, c/o the Corporate Secretary, Bentley Pharmaceuticals, Inc., Bentley Park, 2 Holland Way, Exeter, New Hampshire, 03833.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to all of our employees and directors, including our principal executive officer and our principal financial and accounting officer. The Code of Business Conduct and Ethics is available on our website at www.bentleypharm.com and is also available in print to any shareholder who requests it.

Item 11.              Executive Compensation

The information called for by this item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 13.              Certain Relationships and Related Transactions

The information called for by this item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 14.              Principal Accounting Fees and Services

The information called for by this item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Part IV

Item 15.              Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

	(1)	Financial Statements:

Consolidated Financial Statements of Bentley Pharmaceuticals, Inc. and Subsidiaries

	(2)	Financial Statement Schedules:

None

	(3)	Exhibits – See index beginning on page 75

(b)	The exhibits filed as a part of this annual report on Form 10-K are listed on the Exhibit Index immediately preceding the signature page. The Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number	Description

3.1

Articles of Incorporation of the Registrant, as amended and restated. (Reference is made to Appendix B to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed on May 18, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

3.2

Amendment of Restated Articles of Incorporation of the Registrant. (Reference is made to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

3.3

Bylaws of the Registrant, as amended and restated. (Reference is made to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.1

Renewed Rights Agreement dated as of December 21, 2004 between Bentley Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including the form of Rights certificate as Exhibit B thereto and the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit C thereto. (Reference is made to Exhibit 4.1 to the Registrant’s Form 8-K, filed on December 21, 2004, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.1*

Registrant’s Amended and Restated 1991 Stock Option Plan. (Reference is made to Appendix D to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed on May 18, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.2*

Form of Non-qualified Stock Option Agreement under the Registrant’s 1991 Stock Option Plan. (Reference is made to Exhibit 4.25 to the Registrant’s Form 10-K for the year ended June 30, 1992, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.3*

Nonqualified Performance Vesting Stock Option Contract dated as of December 19, 1996 between the Registrant and James R. Murphy. (Reference is made to Exhibit 4.5 to the Registrant’s Form S-8 filed on July 15, 2005, Commission File No. 333-126651, which exhibit is incorporated herein by reference.)

10.4*

Nonqualified Performance Vesting Stock Option Contract dated as of December 19, 1996 between the Registrant and Michael D. Price. (Reference is made to Exhibit 4.6 to the Registrant’s Form S-8 filed on July 15, 2005, Commission File No. 333-126651, which exhibit is incorporated herein by reference.)

Exhibit
Number	Description

10.5*

Nonqualified Performance Vesting Stock Option Contract dated as of December 19, 1996 between the Registrant and Robert M. Stote. (Reference is made to Exhibit 4.7 to the Registrant’s Form S-8 filed on July 15, 2005, Commission File No. 333-126651, which exhibit is incorporated herein by reference.)

10.6*

Registrant’s 2001 Employee Stock Option Plan. (Reference is made to Appendix B to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed on April 9, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.7*

Registrant’s 2001 Directors’ Stock Option Plan. (Reference is made to Appendix C to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed on April 9, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.8*

Form of Stock Option contract under the Registrant’s 2001 Employee Stock Option Plan. (Reference is made to Exhibit 4.8 to the Registrant’s Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.9*

Form of Stock Option contract under the Registrant’s 2001 Directors’ Stock Option Plan. (Reference is made to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.10*

Amendment No. 1 to the Registrant’s 2001 Employee Stock Option Plan. (Reference is made to Exhibit 4.10 to the Registrant’s Form 10-K for the year ended December 31, 2003, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.11*

Amendment No. 2 to the Registrant’s 2001 Employee Stock Option Plan. (Reference is made to Exhibit 4.11 to the Registrant’s Form 10-K for the year ended December 31, 2003, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.12*

Amendment No. 1 to the Registrant’s 2001 Directors’ Stock Option Plan. (Reference is made to Exhibit 4.12 to the Registrant’s Form 10-K for the year ended December 31, 2003, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.13*

Amendment No. 2 to the Registrant’s 2001 Directors’ Stock Option Plan. (Reference is made to Exhibit 4.13 to the Registrant’s Form 10-K for the year ended December 31, 2003, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.14*

Registrant’s 2005 Equity and Incentive Plan. (Reference is made to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 31, 2005, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

Exhibit
Number	Description

10.15*

Form of Incentive Stock Option Certificate under the Registrant’s 2005 Equity and Incentive Plan. (Reference is made to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.16*

Form of Non-Statutory Stock Option Certificate under the Registrant’s 2005 Equity and Incentive Plan. (Reference is made to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.17*†	Ordinary Labor Contract dated as of February 12, 1998 between the Registrant’s wholly-owned subsidiary, Laboratorios Belmac, S.A. and Adolfo Herrera.

10.18*

Employment Agreement dated as of January 1, 2002 between the Registrant and James R. Murphy. (Reference is made to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.19*

Employment Agreement dated as of January 1, 2002 between the Registrant and Michael D. Price. (Reference is made to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.20*

Employment Agreement dated as of August 27, 2005 between the Registrant and John A. Sedor. (Reference is made to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.21*

2005 base salaries, target bonuses and annual stock option awards for the Registrant’s executive officers. (Reference is made to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 5, 2005, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.22

Asset Purchase Agreement between the Registrant and Yungtai Hsu dated February 1, 1999, effective as of December 31, 1998. (Reference is made to Exhibit 7.1 to the Registrant’s Form 8-K filed on February 26, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.23

License Agreement between the Registrant and Auxilium A(2), Inc. dated May 31, 2000, including Amendment No. 1 thereto dated October 2000 and Amendment No. 2 dated May 31, 2001. (Reference is made to Exhibit 10.10 to Amendment No. 2 to the Registrant’s Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

Exhibit
Number	Description

10.24

Supply Agreement, License Agreement and Rights Agreement between Laboratorios Belmac, S.A., Laboratorios Davur, S.L. and Teva Pharmaceutical Industries Ltd. dated July 18, 2000. (Reference is made to Exhibit 10.12 to Amendment No. 2 to the Registrant’s Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.25

Amendment No. 3 dated September 6, 2002 to License Agreement between the Registrant and Auxilium Pharmaceuticals, Inc. dated May 31, 2000. (Reference is made to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2002, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.26†	Amendment No. 4 dated March 25, 2004 to License Agreement between the Registrant and Auxilium Pharmaceuticals, Inc. dated May 31, 2000.

10.27

License Agreement between the Registrant and Auxilium Pharmaceuticals, Inc. dated May 31, 2001 relating to products using Dihydrotestosterone. (Reference is made to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2002, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.28

Amendment No. 1 dated September 6, 2002 to License Agreement between the Registrant and Auxilium Pharmaceuticals, Inc. dated May 31, 2001 related to products using Dihydrotestosterone. (Reference is made to Exhibit 10.13 to the Registrant’s Form 10-K for the year ended December 31, 2002, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

21.1†	Subsidiaries of the Registrant.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENTLEY PHARMACEUTICALS, INC.
By:	/s/ James R. Murphy
James R. Murphy
Chairman and Chief
Executive Officer
Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James R. Murphy	Chairman, Chief	March 16, 2006
James R. Murphy	Executive Officer
and Director (principal
executive officer)

/s/ Michael McGovern	Vice Chairman and Director	March 16, 2006
Michael McGovern

/s/ Michael D. Price	Vice-President,	March 16, 2006
Michael D. Price	Chief Financial Officer,
Treasurer and Secretary
(principal financial and
accounting officer)

/s/ Miguel Fernandez	Director	March 16, 2006
Miguel Fernandez

/s/ F. Ross Johnson	Director	March 16, 2006
F. Ross Johnson

/s/ Edward J. Robinson	Director	March 16, 2006
Edward J. Robinson

/s/ John W. Spiegel	Lead Director	March 16, 2006
John W. Spiegel

Index to Consolidated Financial Statements of

Bentley Pharmaceuticals, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bentley Pharmaceuticals, Inc.

Exeter, New Hampshire

We have audited the accompanying consolidated balance sheets of Bentley Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated income statements, statements of changes in stockholders’ equity, and statements of cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 16, 2006

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2005	December 31, 2004
Assets

Current assets:
Cash and cash equivalents	$32,384	$34,230
Marketable securities	462	528
Receivables, net	26,916	27,860
Inventories, net	12,147	10,258
Deferred taxes	1,099	479
Prepaid expenses and other	2,069	1,355
Total current assets	75,077	74,710

Non-current assets:
Fixed assets, net	33,366	30,849
Drug licenses and related costs, net	13,858	14,863
Restricted cash	1,000	1,000
Other	919	508
Total non-current assets	49,143	47,220
	$124,220	$121,930

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$15,462	$17,048
Accrued expenses	9,428	6,169
Short-term borrowings	2,608	2,754
Current portion of long-term debt	387	31
Deferred income	795	1,594
Total current liabilities	28,680	27,596

Non-current liabilities:
Deferred taxes	1,665	2,319
Long-term debt	—	349
Deferred income	2,286	1,944
Other	—	65
Total non-current liabilities	3,951	4,677

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 2,000 shares, issued and outstanding, none	—	—
Common stock, $.02 par value, authorized 100,000 shares, issued and outstanding, 21,923 and 21,312 shares	438	426
Additional paid-in capital	139,381	140,418
Accumulated deficit	(49,990)	(60,909)
Accumulated other comprehensive income	1,760	9,722
Total stockholders’ equity	91,589	89,657
	$124,220	$121,930

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Income Statements

	For the Year Ended December 31,
(in thousands, except per share data)	2005	2004	2003
Revenues:
Net product sales	$91,308	$69,942	$62,955
Licensing and collaboration revenues	6,422	3,451	1,721
Total revenues	97,730	73,393	64,676

Cost of net product sales	46,161	34,893	26,399

Gross profit	51,569	38,500	38,277

Operating expenses:
Selling and marketing	16,347	14,808	14,212
General and administrative	11,998	9,126	7,001
Research and development	5,800	4,419	4,295
Depreciation and amortization	1,758	1,452	1,340
Total operating expenses	35,903	29,805	26,848

Income from operations	15,666	8,695	11,429

Other income (expenses):
Interest income	928	548	332
Interest expense	(211)	(226)	(228)
Other, net	12	1,478	(13)

Income before income taxes	16,395	10,495	11,520

Provision for income taxes	5,476	4,805	5,423

Net income	$10,919	$5,690	$6,097

Net income per common share:
Basic	$0.51	$0.27	$0.34
Diluted	$0.48	$0.25	$0.28

Weighted average common shares outstanding:
Basic	21,558	20,901	17,997
Diluted	22,929	22,627	21,637

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	$.02 Par Value Common Stock		Stock Purchase	Additional Paid-In	Accumulated	Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Warrants	Capital	Deficit	Income	Total

Balance at January 1, 2003	17,404	$348	$431	$121,084	$(72,696)	$(416)	$48,751
Comprehensive income:
Net income	—	—	—	—	6,097	—	6,097
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	5,585	5,585
Comprehensive income							11,682

Exercise of stock options / warrants	3,111	62	(98)	15,258	—	—	15,222
Equity-based compensation	58	2	—	508	—	—	510

Balance at December 31, 2003	20,573	412	333	136,850	(66,599)	5,169	76,165

Comprehensive income:
Net income	—	—	—	—	5,690	—	5,690
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	4,553	4,553
Comprehensive income							10,243

Exercise of stock options / warrants	725	14	(333)	3,393	—	—	3,074
Equity-based compensation	14	—	—	175	—	—	175

Balance at December 31, 2004	21,312	426	—	140,418	(60,909)	9,722	89,657

Comprehensive income:
Net income	—	—	—	—	10,919	—	10,919
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(7,962)	(7,962)
Comprehensive income							2,957

Exercise of stock options	1,021	20	—	4,055	—	—	4,075
Purchase of treasury shares	(430)	(8)	—	(5,313)	—	—	(5,321)
Equity-based compensation	20	—	—	221	—	—	221

Balance at December 31, 2005	21,923	$438	$—	$139,381	$(49,990)	$1,760	$91,589

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$10,919	$5,690	$6,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,096	3,918	2,479
Forgiveness of related party notes	—	—	302
Equity-based compensation expense	280	195	510
Loss on disposal of assets	481	—	—
Other non-cash items	38	(103)	(163)
(Increase) decrease in assets and increase (decrease) in liabilities:
Receivables	(2,529)	(7,715)	(3,673)
Inventories	(3,701)	(2,083)	(801)
Deferred income taxes	(1,160)	(271)	(55)
Prepaid expenses and other current assets	(809)	(398)	(362)
Other assets	(681)	(153)	(123)
Accounts payable and accrued expenses	4,900	4,022	2,682
Deferred income	(173)	1,305	1,180
Other liabilities	(65)	(174)	(10)
Net cash provided by operating activities	12,596	4,233	8,063

Cash flows from investing activities:
Additions to fixed assets	(11,018)	(10,049)	(8,076)
Additions to drug licenses and related costs	(2,045)	(1,204)	(2,193)
Proceeds from maturity of investments	461	150,352	225,750
Purchase of investments	(461)	(149,477)	(226,219)
Purchase of API manufacturing assets	—	(3,309)	—
Net cash used in investing activities	(13,063)	(13,687)	(10,738)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (concluded)

	For the Year Ended December 31,
(in thousands)	2005	2004	2003

Cash flows from financing activities:
Proceeds from the exercise of stock options/warrants	$2,028	$3,083	$15,222
Remittance of employee tax liabilities in exchange for common stock tendered to the Company	(2,292)	—	—
Purchases of treasury stock	(1,041)	—	—
Proceeds from borrowings	1,938	5,759	3,556
Repayment of borrowings	(1,659)	(5,164)	(3,577)
Increase in restricted cash	—	—	(1,000)
Net cash (used in) provided by financing activities	(1,026)	3,678	14,201

Effect of exchange rate changes on cash	(353)	613	1,286

Net (decrease) increase in cash and cash equivalents	(1,846)	(5,163)	12,812

Cash and cash equivalents at beginning of year	34,230	39,393	26,581

Cash and cash equivalents at end of year	$32,384	$34,230	$39,393

Supplemental Disclosures of Cash Flow Information
The Company paid cash during the year for:
Interest	$204	$339	$203
Foreign income taxes	$4,231	$4,283	$4,862

Supplemental Disclosures of Non-Cash Financing and Investing Activities
The Company has issued Common Stock as equity-based compensation in lieu of cash during the year as follows:
Shares	20	14	58
Amount	$221	$175	$505

Amounts included in accounts payable at end of year for fixed asset and drug license purchases	$2,675	$3,986	$1,721

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BENTLEY PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – HISTORY AND OPERATIONS

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

Bentley’s pharmaceutical product sales and licensing activities are based primarily in Spain, where it has a significant commercial presence and manufactures and markets approximately 100 products of various dosages and strengths through three wholly-owned Spanish subsidiaries: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. Bentley’s products include approximately 151 product presentations in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. The Company continually adds to its product portfolio in response to increasing market demand for generic and branded therapeutic agents and, when appropriate, divests portfolio products considered to be redundant or that have become non-strategic. Although most of the Company’s sales of these products are currently in the Spanish market, it has recently focused on increasing sales in other European countries and other geographic regions through strategic alliances with companies in these territories. In April 2004, the Company purchased a manufacturing facility located in Zaragoza, Spain that specializes in the manufacture of active pharmaceutical ingredients. The facility has been approved by the U.S. Food and Drug Administration for the manufacture of one ingredient for marketing and sale in the U.S. The Company manufactures and markets active pharmaceutical ingredients through its subsidiary, Bentley A.P.I. In November 2005, the Company announced a newly formed Irish subsidiary, Bentley Pharmaceuticals Ireland Limited, and its first marketing approval by the Irish Medicines Board.

The Company has U.S. and international patents and other proprietary rights to technologies that facilitate the absorption of drugs. Bentley is developing products that incorporate its drug delivery technologies and has licensed applications of its proprietary CPE-215® drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim® in the U.S. market in February 2003. Testim, which incorporates Bentley’s CPE-215 drug delivery technology, is a gel indicated for testosterone replacement therapy. Bentley continues to seek other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using its drug delivery technologies, including product candidates that deliver insulin to diabetic patients intranasally, deliver macromolecule therapeutics using a biodegradable NanacapletTM technology and treat nail fungus infections topically.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and foreign currency translation

The consolidated financial statements include the accounts of Bentley Pharmaceuticals, Inc. and its wholly-owned subsidiaries: Pharma de Espana, Inc. and its wholly-owned subsidiaries, Bentley A.P.I. S.L. and Laboratorios Belmac S.A. and its wholly-owned subsidiaries, Laboratorios Davur S.L. and Laboratorios Rimafar S.L.; Bentley Park, LLC; Bentley Healthcare Corporation and its wholly-owned subsidiary, Belmac Hygiene, Inc.; Belmac Health Corporation; Belmac Holdings, Inc. and its wholly-owned subsidiary, Belmac A.I., Inc.; B.O.G. International Finance, Inc.; Belmac Jamaica, Ltd.; and Bentley Pharmaceuticals Ireland Limited. All inter-company balances have been eliminated in consolidation. The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of each foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses are credited to or charged against other comprehensive income in the Consolidated Balance Sheets. Foreign currency gains and losses arising from cash transactions are credited to or charged against current earnings. The weighted average exchange rate for the years ended December 31, 2005, 2004 and 2003 was .80 Euros, .81 Euros and .89 Euros per U.S. Dollar, respectively. The exchange rate as of December 31, 2005, 2004 and 2003 was .84 Euros, .73 Euros and .80 Euros per U.S. Dollar, respectively. The net effect of foreign currency translation on the Company’s net assets during the years ended December 31, 2005, 2004 and 2003 was a decrease of $7,962,000, an increase of $4,553,000 and an increase of $5,585,000, respectively, which has been included in other comprehensive income. The cumulative historical effect of foreign currency translation as of December 31, 2005 and 2004 was an increase of $1,760,000 and $9,722,000, respectively, as reflected in accumulated other comprehensive income.

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

Included in cash and cash equivalents at December 31, 2005 and 2004 are approximately $11,513,000 and $3,684,000, respectively, of short-term investments considered to be cash equivalents, as the original maturity dates of such investments were three months or less when purchased.

The Company acquired intellectual property during the year ended December 31, 2003 for $1,000,000 plus future royalties on sales and licensing income. In connection with the acquisition, the Company obtained a renewable, irrevocable letter of credit in the amount of $1,000,000 in favor of the assignor to guarantee future royalty payments. The $1,000,000 used to secure the letter of credit has been classified as restricted cash in the Consolidated Balance Sheets as of December 31, 2005 and 2004.

Marketable securities

The Company has investments in Spanish government treasury bills, with maturities of greater than three months when purchased, totaling $462,000 and $528,000 as of December 31, 2005 and 2004, respectively, which are classified as available-for-sale. The Company’s investments are carried at amortized cost, which approximates fair value due to the short-term nature of these investments. Accordingly, no unrealized gains or losses have been recognized with respect to these investments. Should the fair values differ significantly from the amortized costs, changes in fair market value resulting in unrealized gains or losses would be included as a component of other comprehensive income.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand.

Fixed assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the following estimated economic lives of the assets:

Years
Buildings and improvements	30
Equipment	3-7
Furniture and fixtures	5-7
Other	5

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

Drug licenses and related costs

Drug licenses and related costs incurred in connection with acquiring licenses, patents, and other proprietary rights related to the Company’s commercially developed products are capitalized. Capitalized drug licenses and related costs are amortized on a straight-line basis for periods not exceeding fifteen years from the dates of acquisition. In accordance with the guidelines in Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company has reviewed its intangible assets for impairment in accordance with the recognition and measurement provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Values of such assets are reviewed at least annually by the Company, by comparing the carrying amounts to their estimated future undiscounted cash flows, and adjustments are made for any diminution in value. The Company performed its annual review for diminution in value and has concluded that no diminution in value has occurred. The Company has also reassessed the useful lives of its drug licenses and related costs and has determined that the estimated useful lives are appropriate for determining amortization expense.

Fair value of financial instruments

The carrying amounts of cash, cash equivalents, marketable securities, receivables, accounts payable, accrued expenses and short-term borrowings approximate fair value because of their short-term nature. The carrying amounts of the Company’s long-term obligations approximate fair value, when considering the amounts outstanding at December 31, 2005 and 2004. The fair value information presented herein is based on information available to management as of December 31, 2005.

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

Revenue from service, research and development, and licensing agreements is recognized when the service procedures have been completed or as revenue recognition criteria have been met for each separate unit of accounting as defined in Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The Company has deferred the recognition of approximately $2,594,000 and $2,147,000 of licensing revenues as of December 31, 2005 and 2004, respectively, for which the earnings process has not been completed.

Royalty revenues on Testim product sales are currently recognized based on an estimate of Auxilium’s sell-through of the Testim product based on prescriptions dispensed. The Company recognized royalty revenues of $6,132,000 and $2,842,000 for the years ended December 31, 2005 and 2004, respectively. Under SFAS No. 48, the Company cannot recognize all of the royalty revenues earned on product shipments of Testim until product returns related to those shipments can be reasonably estimated. The difference between the total amount earned from Auxilium under the royalty arrangement and the amount recognized as a component of licensing and collaboration revenues is recorded as a component of current deferred income in the Consolidated Balance Sheets. Once returns can be reasonably estimated, the Company expects to record a one-time increase in licensing and collaboration revenues related to the recognition of previously deferred royalty revenues. As of year end 2005 and 2004, deferred income from Testim royalties totaled $348,000 and $1,233,000, respectively.

Research and development

Research and development costs are expensed as incurred.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities relating to the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns. As permitted by Accounting Principles Board (“APB”) Opinion No. 23, Accounting for Income Taxes – Special Areas, provisions for income taxes on undistributed earnings of foreign subsidiaries that are considered permanently invested are not recognized in the Company’s consolidated financial statements. The cummulative amount of foreign earnings that have been permanently reinvested are approximately $38,980,000.

Basic and diluted net income per common share

Basic and diluted net income per common share is based on the weighted average number of shares of Common Stock outstanding during each period. The effect of the Company’s outstanding stock options and stock purchase warrants were considered in the diluted net income per share calculation for the years ended December 31, 2005, 2004 and 2003.

The following is a reconciliation between basic and diluted net income per common share for the years ended December 31, 2005, 2004 and 2003. Dilutive securities issuable for the years ended December 31, 2005, 2004 and 2003 include approximately zero, zero and 1,441,000 incremental shares, respectively, issuable as a result of Class B Warrants, and approximately 1,371,000, 1,726,000 and 2,199,000 incremental shares, respectively, issuable as a result of various stock options and/or warrants outstanding.

For The Year Ended December 31, 2005

	Basic EPS	Effect of Dilutive Securities	Diluted EPS
	(In Thousands, Except Per Share Data)
Net income	$10,919	$—	$10,919
Weighted average common shares outstanding	21,558	1,371	22,929
Net income per common share	$0.51	$(0.03)	$0.48

For The Year Ended December 31, 2004

	Basic EPS	Effect of Dilutive Securities	Diluted EPS
	(In Thousands, Except Per Share Data)
Net income	$5,690	$—	$5,690
Weighted average common shares outstanding	20,901	1,726	22,627
Net income per common share	$0.27	$(0.02)	$0.25

For The Year Ended December 31, 2003

	Basic EPS	Effect of Dilutive Securities	Diluted EPS
	(In Thousands, Except Per Share Data)
Net income	$6,097	$—	$6,097
Weighted average common shares outstanding	17,997	3,640	21,637
Net income per common share	$0.34	$(0.06)	$0.28

For the years ended December 31, 2005, 2004 and 2003, warrants and/or options to purchase 736,000, 672,000 and 237,000 shares of Common Stock, respectively, were excluded from the diluted EPS presentation as determined under the treasury stock method, because their exercise prices were greater than the average market value of the Common Stock.

Comprehensive income

The Company applies SFAS No. 130, Reporting Comprehensive Income, which requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income includes foreign currency translation gains (losses). Should the fair values of the Company’s marketable equity securities differ significantly from their amortized costs, unrealized gains or losses resulting from the change in fair market value would be included as a component of other comprehensive income.

Equity-based compensation plans

The Company has equity-based employee compensation plans that are described more fully in Note 11. The Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations through December 31, 2005. However, the Company adopted SFAS No. 123 (Revised), Share-Based Payment effective January 1, 2006, which will change the method the Company uses to account for its equity-based compensation in the future. SFAS No. 123 (Revised) is explained in more detail in Recently issued accounting pronouncements below. Stock options granted under these plans have exercise prices equal to or greater than the market value of the underlying common stock on the dates of grant, which is generally the date on which compensation is measured. The Company uses the accelerated expense attribution method pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 28 for all options accounted for under APB Opinion No. 25. In addition to these plans, the Company also sponsors a 401(k) Plan for eligible employees and matches eligible contributions with shares of the Company’s Common Stock. At the discretion of the Compensation Committee of the Board of Directors, the Company may grant shares of its Common Stock to employees in lieu of cash compensation. The Company recorded equity-based compensation expense of approximately $280,000, $195,000 and $510,000, in 2005, 2004 and 2003, respectively, as a result of such grants. Related equity-based employee compensation costs are reflected in the accompanying Consolidated Income Statements and Statements of Cash Flows.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to equity-based employee compensation:

	Year Ended December 31,
	2005	2004	2003
	(In Thousands, Except Per Share Data)
Net income, as reported	$10,919	$5,690	$6,097

Add: Stock-based employee compensation expense included in reported net income	280	195	510

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(3,452)	(2,978)	(3,232)

Pro forma net income	$7,747	$2,907	$3,375

Net income per share:
Basic - as reported	$0.51	$0.27	$0.34
Basic - pro forma	$0.36	$0.14	$0.19

Diluted - as reported	$0.48	$0.25	$0.28
Diluted - pro forma	$0.34	$0.13	$0.16

The preceding pro forma results were calculated using the Black-Scholes option pricing model with the following weighted average assumptions and resulting fair value applied (results may vary depending on the assumptions applied within the model):

	Year Ended December 31,
	2005	2004	2003
Risk free interest rate	3.90%	2.94%	3.86%
Dividend yield	0.00%	0.00%	0.00%
Expected life	5 years	5 years	5 years
Volatility	45.28%	48.63%	54.12%
Fair value of options granted	$4.04	$5.77	$5.03

Stock or other equity-based compensation for non-employees is accounted for under the fair value method as required by SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and other related interpretations.

Segments of an enterprise and related information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company’s operating segments. The Company operates in two business segments that are in two geographical locations. See Note 14 for the disclosures required by SFAS No. 131.

Recently issued accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123 (Revised) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (Revised), as issued, was to apply to all awards granted, modified, or cancelled after December 31, 2005, and unvested portions of previously issued grants. The Company adopted SFAS No. 123 (Revised) effective January 1, 2006 using the modified-prospective transition method. Consequently, the Company expects to record expense of approximately $992,000, $308,000 and $68,000 in the years ending December 31, 2006, 2007 and 2008, respectively, for the unvested portion of previously issued grants that were not previously expensed under APB Opinion No. 25. In addition, the Company will be required to record expense for any stock option grants subsequent to December 31, 2005. The Company uses the accelerated expense attribution method pursuant to FASB Interpretation No. 28 for all options accounted for under APB Opinion No. 25. Equity-based compensation attributable to stock options granted subsequent to December 31, 2005 will be recognized under the straight-line method pursuant to SFAS No. 123 (Revised). The Company does not expect the adoption of SFAS No. 123 (Revised) to have a material impact on its Consolidated Balance Sheets or the Consolidated Statements of Cash Flows.

Reclassifications

Certain prior period depreciation amounts have been reclassified from operating expenses to cost of net product sales to conform with the current period’s presentation. Such reclassifications did not have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 3 – RECEIVABLES

Receivables consist of the following:

	December 31,
	2005	2004
	(In Thousands)
Trade receivables (of which $2,595 and $2,754, respectively, collateralize short-term borrowings with Spanish financial institutions)	$21,293	$23,586
VAT, income and social security taxes receivable	2,270	2,428
Royalties receivable	2,861	1,882
Other	694	339
	27,118	28,235
Less-allowance for doubtful accounts	(202)	(375)
	$26,916	$27,860

The following is a summary of the activity related to the allowance for doubtful accounts:

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Balance at beginning of year	$375	$160	$100
Net provisions charged to costs and expenses	(122)	184	102
Write-offs reducing allowance	(9)	(1)	(64)
Effect of foreign currency	(42)	32	22
Balance at end of year	$202	$375	$160

NOTE 4 – INVENTORIES

Inventories consist of the following:

	December 31,
	2005	2004
	(In Thousands)
Raw materials	$6,414	$5,953
Finished goods	5,869	4,380
	12,283	10,333
Less-allowance for slow moving inventory	(136)	(75)
	$12,147	$10,258

The following is a summary of the activity related to the allowance for slow moving inventory:

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Balance at beginning of year	$75	$74	$62
Provisions charged to costs and expenses	70	—	—
Write-offs reducing allowance	—	(5)	—
Effect of foreign currency	(9)	6	12
Balance at end of year	$136	$75	$74

NOTE 5 – FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2005	2004
	(In Thousands)
Land	$2,673	$2,573
Buildings and improvements	14,151	11,985
Equipment	16,742	16,026
Furniture and fixtures	1,974	1,813
Other	148	102
	35,688	32,499
Capital in-progress	7,748	6,550
	43,436	39,049
Less-accumulated depreciation	(10,070)	(8,200)
	$33,366	$30,849

In order to support the Company’s growth in Europe, management is adding additional capacity to its manufacturing facilities through a series of improvements. During the year ended December 31, 2005, the Company invested approximately $5,654,000 renovating and expanding the Company’s manufacturing and warehouse facilities and approximately $4,530,000 for related machinery and equipment.

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

Depreciation expense of approximately $309,000, $288,000 and $368,000 has been charged to operations as a component of depreciation and amortization expense in the Consolidated Income Statements for the years ended December 31, 2005, 2004 and 2003, respectively. The Company has included depreciation totaling approximately $3,338,000, $2,466,000 and $1,139,000 in cost of net product sales during the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 6 – DRUG LICENSES AND RELATED COSTS

Drug licenses and related costs consist of the following:

	December 31,
	2005	2004
	(In Thousands)
Drug licenses and related costs	$19,443	$20,389
Less-accumulated amortization	(5,585)	(5,526)
	$13,858	$14,863

Amortization expense for drug licenses and related costs was approximately $1,403,000, $1,140,000 and $959,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and has been recorded in depreciation and amortization expense in the accompanying Consolidated Income Statements.

Amortization expense for existing drug licenses and related costs for each of the five years ending December 31, 2010 and for all remaining years thereafter is estimated to be as follows:

Year Ending December 31,	Future Amortization Expense
(In Thousands)
2006	$1,337
2007	1,389
2008	1,312
2009	1,314
2010	1,314
2011 and beyond	7,192

NOTE 7 – RELATED PARTY AND SUPPLEMENTAL CASH FLOW DISCLOSURES

During the year ended December 31, 2005, the Chief Executive Officer (“CEO”), the Chief Financial Officer (“CFO”) and the Chief Medical Officer (“CMO”) of the Company exercised stock options to purchase an aggregate of 925,700 shares of the Company’s Common Stock. In satisfaction of the option exercise prices, the Company received approximately $1,218,000 in cash proceeds and an aggregate of approximately 159,000 shares of previously acquired Bentley Common Stock, with a fair market value of approximately $1,988,000. The Company also received a total of approximately 181,500 shares of Common Stock, with a fair market value of approximately $2,292,000 from the three employees in order to satisfy minimum federal and statutory tax withholding requirements. The Company repurchased approximately 89,500 shares of Common Stock with a fair market value of approximately $1,041,000 from the CEO and CMO in connection with these options exercises. The shares of Common Stock acquired by the Company in connection with these stock option exercises were recorded at fair market value and are held by the Company as treasury shares.

In March 2003, the Compensation Committee agreed to amend loan agreements with certain executive officers of the Company, resulting in the forgiveness of aggregate principal and accrued interest totaling approximately $302,000. These amounts were recorded as compensation expense during the year ended December 31, 2003.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2005	2004
	(In Thousands)
Foreign income taxes payable	$2,107	$2,218
Allowance for sales returns	887	597
Accrued payroll and related taxes	2,268	2,211
Spanish pharmaceutical taxes payable	1,471	—
Other accrued expenses	2,695	1,143
	$9,428	$6,169

The following is a summary of the activity related to the allowance for sales returns:

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Balance at beginning of year	$597	$446	$349
Provisions charged to costs and expenses(a)	898	721	640
Write-offs reducing allowance(a)	(652)	(618)	(615)
Effect of foreign currency	44	48	72
Balance at end of year	$887	$597	$446

(a)          The Company experienced an unforeseen level of product returns in 2004 as a result of government imposed price reductions in Spain. The product returns exceeded the Company’s allowance for estimated sales returns, and were accounted for as a reduction in revenues of approximately $2,705,000 in the year ended December 31, 2004.

NOTE 9 – DEBT

Short-term borrowings consists of the following:

	December 31,
	2005	2004
	(In Thousands)
Trade receivables discounted with Spanish financial institutions, with recourse, effective interest rate is 3.3% and 5.0%, respectively	$2,595	$2,754
Revolving line of credit facilities payable to Spanish financial institutions, weighted average interest rate is 3.2%	13	—
	$2,608	$2,754

The weighted average stated interest rate on short-term borrowings outstanding at December 31, 2005 and 2004 was 3.3% and 5.0%, respectively.

The revolving line of credit facilities with Spanish financial institutions, entitle the Company to borrow up to $5,912,000 as of December 31, 2005 at interest rates ranging from 2.8% to 3.3%. The facilities are scheduled to mature on various dates through December 15, 2006 and are renewable.

Long-term debt consists of the following:

	December 31,
	2005	2004
	(In Thousands)
Loans payable to Spanish government, net of unamortized discount of $0 and $65, respectively	$387	$380
Less-current portion of long-term debt	(387)	(31)
Total long-term debt	$—	$349

The weighted average interest rate on long-term debt outstanding at December 31, 2004 was 5.7%.

In November 2002, the Company entered into a loan agreement with the Spanish government as part of a research-funding program. The loan is non-interest bearing and payable in seven equal annual installments of approximately $17,000 beginning in 2006. Accordingly, the Company imputed interest at the market rate in Spain (5.2%) at the time of the borrowing, and recorded a discount on the obligation of $33,000. The obligation was classified as current at December 31, 2005 in anticipation of repayment during the year ending December 31, 2006.

In December 2001, the Company entered into a loan agreement with the Spanish government as part of a research-funding program. The loan is non-interest bearing and payable in seven equal annual installments of approximately $31,000 which began in 2005. Accordingly, the Company imputed interest at the market rate in Spain (6%) at the time of the borrowing, and recorded a discount on the obligation of $72,000. The obligation was classified as current at December 31, 2005 in anticipation of repayment during the year ending December 31, 2006.

NOTE 10 – PREFERRED STOCK

The Company has 2,000,000 shares of Preferred Stock, $1.00 par value, authorized for issuance. As of December 31, 2005 and 2004, no shares of Preferred Stock were outstanding.

NOTE 11 – STOCKHOLDERS’ EQUITY

At December 31, 2005 the Company had the following Common Stock reserved for issuance under various plans and agreements:

Common Shares
(In Thousands)
For exercise of outstanding stock options	3,916
For future stock option grants	438
4,354

The Company has never paid any cash dividends on its Common Stock. The current policy of the Board of Directors is to retain earnings to finance the operation and growth of the Company’s business. Accordingly, it is anticipated that no cash dividends will be paid to the holders of the Common Stock in the foreseeable future.

Common stock transactions

During the year ended December 31, 2005, the Company issued approximately 1,020,700 shares of Common Stock upon exercise of stock purchase options and approximately 20,100 shares of Common Stock as equity-based compensation in lieu of cash. The Company also received approximately 430,000 shares of treasury stock in connection with the exercise of stock purchase options during the year ended December 31, 2005 (See Note 7).

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

General and administrative expenses for the years ended December 31, 2005, 2004 and 2003 include approximately $113,000, $73,000 and $248,000, respectively, of non-cash equity-based compensation. Research and development expenses for the years ended December 31, 2005, 2004 and 2003 include approximately $167,000, $122,000 and $262,000, respectively, of non-cash equity-based compensation.

Stock purchase warrants

During the year ended December 31, 2004, approximately 400,000 stock purchase warrants were exercised to acquire an aggregate of 400,000 shares of Common Stock. The Company received net cash proceeds of approximately $600,000 from such exercises during the year ended December 31, 2004. Approximately 20,000 stock purchase warrants expired unexercised during the year ended December 31, 2004. There were no stock purchase warrants issued during the years ended December 2005 or 2004, nor outstanding at December 31, 2005 or 2004.

During the year ended December 31, 2003, approximately 5,740,000 Class B Warrants were exercised to acquire an aggregate of 2,870,000 shares of Common Stock. The Company received net cash proceeds of approximately $14,349,000 from all such exercises during the year ended December 31, 2003. Approximately 3,600 Class B Warrants that were not exercised by December 31, 2003 expired unexercised.

The table below summarizes warrant activity for the three years ended December 31, 2005:

	Number of Common Shares	Weighted Average Exercise Price Per Share
	(In Thousands, Except Per Share Data)
Outstanding at December 31, 2002	3,292	$4.67
Exercised	(2,870)	5.00
Expired	(2)	5.00
Outstanding at December 31, 2003	420	2.38
Exercised	(400)	1.50
Expired	(20)	20.00
Outstanding at December 31, 2004 and 2005	—	$—

Stock option plans

The Company has in effect Stock Option Plans (the “Plans”), pursuant to which directors, officers, employees and consultants of the Company have been awarded grants of options to purchase the Company’s Common Stock. Approximately 4,354,400 shares of Common Stock have been reserved for issuance under the Plans, of which approximately 361,200 are outstanding under the 1991 Plan, approximately 2,631,900 are outstanding under the 2001 Employee and Director Plans, 533,300 are outstanding under the Executive Plan and 390,000 are outstanding under the 2005 Equity and Incentive Plan as of December 31, 2005. Options are granted for terms not exceeding ten years from the date of grant. Options may not be granted at a price that is less than 100% of the fair market value on the date the options are granted. Options granted under the Plans generally vest over one to three years. Options to purchase approximately 1,020,700, 325,600, and 240,500 shares of Common Stock were exercised during the years ended December 31, 2005, 2004 and 2003, respectively, resulting in net cash proceeds to the Company of approximately $2,028,000, $2,483,000 and $962,000, respectively (See Note 7).

The table below summarizes activity in the Company’s Plans for the years ended December 31, 2003, 2004 and 2005.

	Number of Common Shares	Weighted Average Exercise Price
	(In Thousands, Except Per Share Data)
Outstanding at January 1, 2003	3,459	$6.07
Granted	731	9.62
Exercised	(240)	4.00
Canceled	(30)	20.08
Outstanding at December 31, 2003	3,920	6.75
Granted	612	12.60
Exercised	(326)	7.66
Canceled	(119)	10.80
Outstanding at December 31, 2004	4,087	7.44
Granted	870	9.11
Exercised	(1,021)	3.93
Canceled	(20)	8.87
Outstanding at December 31, 2005	3,916	$8.72

The table below summarizes options outstanding and exercisable at December 31, 2005 (number of options in thousands):

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price
$2.00 - $3.68	238	$3.40	1.1	238	$3.40
4.73	367	4.73	0.3	367	4.73
5.70 - 5.88	142	5.84	4.4	142	5.84
6.00 - 6.33	317	6.01	5.4	317	6.01
7.10 - 7.39	182	7.31	7.3	80	7.20
7.50	370	7.50	9.3	—	—
8.00 - 8.93	334	8.26	7.0	334	8.26
9.00 - 9.80	499	9.70	6.0	499	9.70
10.04	298	10.04	7.4	298	10.04
10.38 - 10.79	200	10.76	8.7	115	10.75
11.00 - 11.98	400	11.36	7.9	349	11.28
12.01 - 12.55	153	12.39	8.6	112	12.49
13.30	373	13.30	8.0	183	13.30
13.48 - 15.83	43	14.07	7.9	42	14.08
$2.00 - $15.83	3,916	$8.72	6.3	3,076	$8.47

Approximately 3,076,300 of the 3,916,400 options outstanding at December 31, 2005 are vested and exercisable at December 31, 2005.  Approximately 3,338,000 of the 4,087,100 options outstanding at December 31, 2004 were vested and exercisable at December 31, 2004. Options and warrants outstanding at December 31, 2003 included aproximately 420,000 warrants, all of which were exercisable, and approximately 3,920,000 options, of which approximately 2,839,000 were vested and exercisable at December 31, 2003.

401(k) Retirement Plan

The Company sponsors a 401(k) retirement savings plan (the “401(k) Plan”) under which eligible employees may contribute, on a pre-tax basis, up to a maximum aggregate annual contribution imposed by the Internal Revenue Code of 1986, as amended. All employees who work for the Company in the U.S. are eligible to participate in the 401(k) Plan. All employee contributions are allocated to the employee’s individual account and are invested in various investment options as directed by the employee. Employees’ cash contributions are fully vested and nonforfeitable. The Company made matching contributions to the 401(k) Plan during the years ended December 31, 2005, 2004 and 2003 in the form of approximately 20,100, 14,400 and 11,500 shares, respectively, of the Company’s Common Stock valued at approximately $221,000, $175,000 and $117,000, respectively. All Company matching contributions vest 25% each year for the first four years of each employee’s employment in which the employee works for the Company at least 1,000 hours.

Stockholder Rights Plan

Effective December 21, 2004, the Board of Directors of the Company adopted a new Stockholder Rights Plan that replaced the Company’s previous Stockholder Rights Agreement that expired on December 21, 2004. Pursuant to the Renewed Rights Agreement, the Board of Directors declared a dividend of one Preferred Stock Purchase Right for each outstanding share of the Company’s Common Stock, payable to stockholders of record at the close of business on December 21, 2004. Each right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $72.55 per one one-thousandth of a share of Series A Preferred Stock, subject to adjustment. The plan is designed to prevent a potential acquirer from gaining control of the Company without fairly compensating all of the Company’s stockholders and to protect the Company from coercive takeover attempts. The rights will become exercisable only if a person or group of affiliated persons beneficially acquire(s) 15% or more of the Company’s Common Stock.

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

NOTE 12 – PROVISION FOR INCOME TAXES

See Note 14 for information regarding the components of income before income taxes.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Current:
Foreign	$6,515	$5,466	$5,417

Deferred:
State	120	(60)	(54)
Federal	134	(251)	(329)
Foreign	(1,039)	(661)	6

Tax effect of operating loss carryforwards:
State	(56)	2,169	(219)
Federal	—	(1,041)	(1,348)
Foreign	(260)	—	—
Change in valuation allowance	62	(817)	1,950
Total provision for income taxes	$5,476	$4,805	$5,423

A reconciliation between the federal statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Statutory federal income taxes	$6,198	$3,695	$3,917
Permanent differences from foreign subsidiary	311	492	489
Foreign taxes	—	604	(331)
State income taxes	63	(90)	—
Expiration/Reduction of loss carryforwards	—	2,199	—
Tax credits	(1,124)	(971)	—
Other	(34)	(307)	(602)
Change in valuation allowance	62	(817)	1,950
	$5,476	$4,805	$5,423

The components of the Company’s deferred taxes are as follows:

	December 31,
	2005	2004
	(In Thousands)
Deferred tax assets:
NOL carryforwards	$18,665	$15,560
Disposition of subsidiary	6,848	6,920
Foreign tax on deferred income	1,099	479
Tax credit carryforwards	744	543
Other, net	956	1,272
Total deferred tax assets	28,312	24,774
Foreign deferred tax liability	(1,665)	(2,319)
Other deferred tax liabilities	(215)	(217)
Valuation allowance	(26,998)	(24,078)
Deferred tax liability, net	$(566)	$(1,840)

The Company recorded provisions for foreign income taxes totaling $5,476,000, $4,805,000 ($4,201,000 plus a $604,000 tax audit settlement recorded as a result of the 1998 - 2000 tax audit of its Spanish subsidiary), and $5,423,000 for the years ended December 31, 2005, 2004, and 2003 respectively. The effective tax rate in Europe for 2005 is 36% compared to 36% (31% excluding the $604,000 tax audit settlement) in 2004 and 34% in 2003.

The Company generated U.S. federal net operating income of approximately $1,042,000 in 2005, compared to net operating losses of approximately $2,913,000 and $3,571,000 in the years ended December 31, 2004 and 2003, respectively. Bentley Pharmaceuticals Ireland Limited generated a net operating loss of approximately $2,080,000 in 2005. As future operating profits cannot be reasonably assured, no tax benefit has been recorded for these losses. Accordingly, the Company has established a valuation allowance equal to the full amount of the deferred tax assets in Ireland. The Company has a current deferred tax asset of $1,099,000 and a non-current deferred tax liability of $1,665,000 due to temporary differences arising as a result of the Company’s Spanish subsidiary recording the gain on the sale of drug licenses and the corresponding taxes for Spanish statutory purposes.

Should the Company determine that it is more likely than not that it will realize certain of its net deferred tax assets for which we have previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. During 2004, we identified certain tax contingencies that we determined are probable and reasonably estimable. Consequently, we have included a charge totaling $188,000 related to these contingencies in the provision for income taxes for the year ended December 31, 2005. No other potential tax contingencies were considered to be probable and reasonably estimable as of December 31, 2005. However, there is the possibility that the ultimate resolution of such potential contingencies could have an adverse effect on our Consolidated Financial Statements in the future.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may have limited, or may limit in the future, the amount of net operating loss (the “NOL”) carryforwards that could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon the Company’s value prior to an ownership change.

At December 31, 2005, the Company has NOL carryforwards of approximately $53,514,000 available to offset U.S. taxable income. In October 2005, intercompany agreements were executed between Bentley Pharmaceuticals, Inc. and Bentley Pharmaceuticals Ireland Limited to license non-U.S. rights of certain technologies owned by Bentley Pharmaceuticals, Inc. and provide for cost-sharing of subsequent development efforts on those technologies. A net benefit of approximately $2,045,000 has been recorded to the U.S. income from operations, which contributed to U.S. income before income taxes of $1,042,000 in 2005. The Company utilized U.S federal net operating loss carry-forwards in order to offset the resulting U.S. income tax liability. The NOL carryforwards include the benefit of 2005 compensation expense from nonqualified stock option dispositions and disqualifying dispositions of incentive stock options of approximately $8,402,000, the tax effect of which $(2,857,000) will be credited to additional paid-in capital if and when realized. The Company calculates that use of its NOL carryforwards may be limited each year as a result of stock option exercises resulting in an ownership change of more than 50% of the Company’s outstanding equity. If not offset against future taxable income, the NOL carryforwards will expire in tax years 2006 through 2025. During the year ended December 31, 2004, the Company determined that a portion of its State NOL carryforwards, generated during prior periods, were no longer available in the state jurisdictions in which the Company conducts business. The Company therefore reduced the deferred tax benefit related to its State NOL carryforwards by $2,199,000.

The valuation allowance increased (decreased) by approximately $2,920,000, $(817,000), and $1,950,000 in 2005, 2004, and 2003, respectively.  The 2005 increase consists of approximately $2,858,000 related to the loss carryforward attributable to the deduction for stock options and approximately $62,000 related to changes resulting from operating items.  The loss carryforwards attributable to the deductions for stock options in 2004 and 2003 were $375,000 and $235,000, respectively.  The effect of the stock option deductions in 2004 and 2003 were more than offset by other book to tax differences in those years, resulting in valuation allowance changes that are only attributable to operating activities.

NOTE 13 – SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables contain condensed information from the Company’s Consolidated Income Statements for each quarter of the years ended December 31, 2005, 2004 and 2003. The Company has derived this data from its unaudited quarterly financial statements. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	For the Three Months Ended
	3/31/05	6/30/05	9/30/05	12/31/05 (a)
	(In Thousands, Except Per Share Data)
Total revenues	$24,244	$24,764	$23,512	$25,210
Cost of net product sales	11,452	11,367	11,104	12,238
Gross profit	12,792	13,397	12,408	12,972
Operating expenses	9,145	9,408	8,730	8,620
Income from operations	3,647	3,989	3,678	4,352
Other income (expenses)	113	173	184	259
Provision for income taxes	1,590	1,554	1,377	955
Net income	$2,170	$2,608	$2,485	$3,656
Net income per common share:
Basic	$0.10	$0.12	$0.11	$0.17
Diluted	$0.10	$0.12	$0.11	$0.16
Weighted average common shares outstanding:
Basic	21,316	21,395	21,652	21,862
Diluted	22,531	22,603	22,970	23,564

	For the Three Months Ended
	3/31/04 (c)	6/30/04 (b)(c)	9/30/04 (c)	12/31/04 (c)
	(In Thousands, Except Per Share Data)
Total revenues	$17,302	$18,470	$18,103	$19,518
Cost of net product sales	8,255	8,465	8,662	9,511
Gross profit	9,047	10,005	9,441	10,007
Operating expenses	7,374	7,422	6,922	8,087
Income from operations	1,673	2,583	2,519	1,920
Other income (expenses)	57	1,348	238	157
Provision for income taxes	921	2,441	1,344	99
Net income	$809	$1,490	$1,413	$1,978
Net income per common share:
Basic	$0.04	$0.07	$0.07	$0.09
Diluted	$0.04	$0.07	$0.06	$0.09
Weighted average common shares outstanding:
Basic	20,597	20,644	21,049	21,308
Diluted	22,784	22,800	22,746	22,487

	For the Three Months Ended
	3/31/03	6/30/03	9/30/03	12/31/03
	(In Thousands, Except Per Share Data)
Total revenues	$14,988	$16,754	$14,875	$18,059
Cost of net product sales	6,121	6,819	5,744	7,715
Gross profit	8,867	9,935	9,131	10,344
Operating expenses	6,213	6,619	6,290	7,726
Income from operations	2,654	3,316	2,841	2,618
Other income (expenses)	29	18	20	24
Provision for income taxes	1,151	1,805	1,513	954
Net income	$1,532	$1,529	$1,348	$1,688
Net income per common share:
Basic	$0.09	$0.09	$0.08	$0.09
Diluted	$0.08	$0.07	$0.06	$0.08
Weighted average common shares outstanding:
Basic	17,455	17,534	17,911	19,071
Diluted	20,350	20,878	22,228	22,418

(a)          Total revenues for the quarter ended December 31, 2005 includes a change in estimate of royalty revenues earned of approximately $1,092,000 recorded in the fourth quarter of 2005. This change in estimate of royalty revenues earned is based upon publicly available data determined to be more accurate than the source of data previously relied upon by management in estimating the sell-through of prescriptions dispensed.

(b)         Other income (expenses) for the quarter ended June 30, 2004 includes the reversal of previously accrued tax assessments totaling $1,467,000. These assessments had been accrued to be paid to the Spanish government as a vehicle to help reduce the impact of the rising health care costs in Spain. Due to changes in the pharmaceutical industry in Spain and a change in the Spanish political environment, these liabilities no longer exist. Accordingly, these accruals were reversed during the second quarter of 2004.

(c)          For the interim quarters presented during the year ended December 31, 2004, a reclassification of $342,000 (approximately $58,000, $70,000, $94,000 and $120,000 in the first, second, third and fourth quarters of 2004, respectively) has been made between Depreciation and amortization and Cost of net product sales for depreciation on certain fixed assets to conform with the 2005 presentation format throughout the year.

NOTE 14 – BUSINESS SEGMENT INFORMATION

The Company, headquartered in the U.S., is an international specialty pharmaceutical company focused on advanced drug delivery technologies and pharmaceutical products. Bentley’s proprietary drug technologies enhance or facilitate the absorption of pharmaceutical compounds across various membranes. The Company manufactures a growing portfolio of generic and branded pharmaceuticals in Europe for the treatment of cardiovascular, gastrointestinal, infectious and central nervous system diseases through its subsidiary, Laboratorios Belmac, and markets these pharmaceutical products through its subsidiaries, Laboratorios Belmac, Laboratorios Davur, Laboratorios Rimafar and Bentley Pharmaceuticals Ireland. In the U.S., the Company’s activities consist primarily of licensing, product research and development, business development activities, corporate management and administration.

Set forth in the tables below is certain financial information with respect to the Company’s business and geographical segments for the years ended December 31, 2005, 2004 and 2003. The segments use the same accounting policies as those described in the summary of significant accounting policies in Note 2.

	As of and for the Year Ended December 31, 2005
	(In Thousands)
	Product Sales Europe	R&D/ Collaborations/ U.S.	Consolidated
Total revenues	$91,581	$6,149	$97,730
Interest income	182	746	928
Interest expense	211	—	211
Depreciation and amortization expense	1,068	690	1,758
Income before income taxes	15,353	1,042	16,395
Provision for income taxes	5,476	—	5,476
Net income	9,877	1,042	10,919
Fixed assets	31,189	2,177	33,366
Drug licenses and related costs	8,931	4,927	13,858
Total assets	90,647	33,573	124,220
Total liabilities	29,583	3,048	32,631
Expenditures for drug licenses and related costs	945	1,100	2,045
Expenditures for fixed assets	10,821	197	11,018

	As of and for the Year Ended December 31, 2004
	(In Thousands)
	Product Sales Europe	R&D/ Collaborations/ U.S.	Consolidated
Total revenues	$70,549	$2,844	$73,393
Interest income	120	428	548
Interest expense	226	—	226
Depreciation and amortization expense	844	608	1,452
Income (loss) before income taxes	13,408	(2,913)	10,495
Provision for income taxes	4,805	—	4,805
Net income (loss)	8,603	(2,913)	5,690
Fixed assets	28,679	2,170	30,849
Drug licenses and related costs	10,481	4,382	14,863
Total assets	89,733	32,197	121,930
Total liabilities	30,222	2,051	32,273
Expenditures for drug licenses and related costs	745	459	1,204
Expenditures for fixed assets	12,536	210	12,746

	As of and for the Year Ended December 31, 2003
	(In Thousands)
	Product Sales Europe	R&D/ Collaborations/ U.S.	Consolidated
Total revenues	$63,158	$1,518	$64,676
Interest income	136	196	332
Interest expense	215	13	228
Depreciation and amortization expense	863	477	1,340
Income (loss) before income taxes	15,091	(3,571)	11,520
Provision for income taxes	5,092	331	5,423
Net income (loss)	9,999	(3,902)	6,097
Fixed assets	16,428	2,138	18,566
Drug licenses and related costs	9,269	4,377	13,646
Total assets	62,564	37,899	100,463
Total liabilities	22,619	1,679	24,298
Expenditures for drug licenses and related costs	970	1,223	2,193
Expenditures for fixed assets	5,970	2,106	8,076

Interest income and interest expense are based upon the actual results of each operating segment’s assets and borrowings.

Revenues from one customer exceeded 10% of consolidated total revenues during the year ended December 31, 2005, accounting for 12% of 2005 consolidated total revenues and 4% of the consolidated receivables balance at December 31, 2005. Revenues from one customer exceeded 10% of consolidated total revenues during the year ended December 31, 2004, accounting for 13% of 2004 consolidated total revenues and 4% of the consolidated receivables balance at December 31, 2004. Revenues from one customer exceeded 10% of consolidated total revenues during the year ended December 31, 2003, accounting for 14% of 2003 consolidated total revenues and 7% of the consolidated receivables balance at December 31, 2003.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company is obligated to pay certain royalty payments upon commercialization of products using its CPE-215 technology acquired in 1999 and its intellectual property acquired in 2003 (See Note 2).

The Company has entered into renewable employment agreements with key executives and certain other personnel. These employment agreements provide for salaries, potential bonuses and other benefits in exchange for services provided. The employment agreements also provide for certain compensation in the event of termination or change in control of the Company. The Company is currently obligated to pay approximately $2,630,000 in 2006 under such agreements, which are scheduled to expire on December 31, 2006. In addition, the Company is obligated to grant an aggregate of 250,000 stock options to executive officers in 2006.

During the year ended December 31, 2005, management of the Company identified certain tax contingencies that were determined to be probable and reasonably estimable. Consequently, the Company has included a charge totaling $180,000 related to these contingencies in the provision for income taxes in the accompanying Consolidated Income Statements. No other potential tax contingencies were considered probable and reasonably estimable by the Company at December 31, 2005. However, there is the possibility that the ultimate resolution of such potential contingencies could have an adverse effect on the Company’s Consolidated Financial Statements.

The Company leases certain equipment and facilities under non-cancelable operating leases, which expire through the year 2008. Total charges to operations under operating leases were approximately $1,059,000, $991,000 and $911,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payments under operating leases are as follows (in thousands):

Year Ending December 31,	Future Minimum Lease Payments
2006	$1,203
2007	872
2008	497
2009 and beyond	—

The Company has committed approximately $10,000,000 for capital expenditures as of December 31, 2005 for continued improvements to its manufacturing facilities, including the acquisition of additional manufacturing equipment and the expansion of its active pharmaceutical ingredients manufacturing facility.

On February 4, 2002, the Company was notified that a legal proceeding had been commenced against it by Merck & Co. Inc. and its Spanish subsidiary, Merck Sharp & Dohme de España, S.A., alleging that the Company violated their patents in the Company’s production of simvastatin products and requested an injunction ordering the Company to not manufacture or market the products. The case was brought against the Company’s Spanish subsidiaries in the 39th First Instance Court of the City of Madrid. After a hearing on February 18, 2002, the court refused to grant the requested injunction and dismissed the case on February 25, 2002, awarding court costs and legal fees to the Company. Merck appealed the award of fees, but the Madrid Court of Appeal rejected its allegations and upheld the First Instance decision in the Company’s favor.

Merck filed an infringement action against the Company in another proceeding brought in the 19th First Instance Court of the City of Madrid, of which the Company received notice on January 23, 2003. In this case, Merck also alleged violation of its patents in the production of simvastatin products, requested an order that the Company cease manufacturing the products and demanded damages during the period of manufacture. After a trial with respect to this matter held on February 19 and 20, 2004, the court, on April 8, 2004, ruled in the Company’s favor, again awarding court costs and legal fees to the Company. Merck appealed this ruling, but the Madrid Court of Appeal upheld the First Instance judgment on all grounds, rejecting Merck’s appeal (judgment rendered on February 21, 2006, served to the parties on March 6, 2006). Merck has the ability to appeal this judgment before the Spanish Supreme Court.

On January 10, 2004, the Company was notified that a legal proceeding had been commenced against it by Smith Kline Beecham PLC, Smith Kline Beecham, S.A. and GlaxoSmithKline S.A. alleging that the Company violated their patents in its production of paroxetine products and requesting an order requiring the Company to not manufacture or market the products. The case was brought against the Company’s Spanish subsidiaries in the 50th First Instance Court of the City of Madrid. This proceeding followed a preliminary injunction that the same plaintiffs attempted to bring against the Company in 2003, which was dismissed. The Company filed a response to this suit in February 2004 that included a counterclaim requesting that the court declare the asserted patent invalid. On May 11, 2005, the Spanish Court terminated these judicial proceedings upon agreement among the parties to dismiss, without recourse, all paroxetine-related patent infringement claims in Spain.

On September 27, 2004, the Company was served with a complaint in an action captioned Ethypharm S.A. France & Ethypharm S.A. Spain v. Bentley Pharmaceuticals, Inc., U.S. District Court for the District of Delaware, Civil Action No. 04-1300 (SLR). In this action, Ethypharm S.A., a French-based drug delivery company, and its Spanish affiliate (collectively, “Ethypharm”), allege that since March 2002 the Company and its Spanish subsidiary Laboratorios Belmac, S.A. (“Belmac”) misappropriated unspecified Ethypharm trade secrets and confidential information and used that information in the manufacture of omeprazole, one of Belmac’s pharmaceutical products. Based on Ethypharm’s primary allegation of misappropriation of trade secrets, the complaint also asserted counts of fraud, unjust enrichment, and intentional interference with actual and prospective business relationships. Ethypharm’s complaint seeks injunctive relief as well as damages. On September 26, 2005, the Court granted the Company’s motion to dismiss two counts, Count 1 (Fraud) and Count 3 (Unjust Enrichment), of Ethypharm’s complaint but denied the Company’s motion to dismiss the complaint in its entirety without prejudice to its being renewed after the completion of discovery on the issue of agency. We intend to contest the case vigorously.

On April 11, 2005, Ethypharm’s Spanish affiliate, Ethypharm S.A., filed suit against Belmac S.A. in the Commercial Court No. 5 of Madrid, Spain. The complaint alleges that Belmac refused to renew its contract with Ethypharm for the manufacture of omeprazole which expired on March 22, 2002, and that after that date Belmac’s continued manufacture of omeprazole pursuant to its own patented technology has infringed Ethypharm’s Spanish Patent No. ES9301319. In its complaint, Ethypharm seeks an order from the court declaring Belmac to be in violation of Ethypharm’s patent, preventing further sales of omeprazole by Belmac using processes the allegedly infringe Ethypharm’s patent, and awarding monetary damages. On July 5, 2005, Belmac filed an answer and counterclaim which denies Ethypharm’s material allegations and seeks a declaration that Ethypharm’s patent is invalid. Ethypharm has responded to Belmac’s counterclaim. No trial date has been set. Belmac intends to defend the case vigorously.

In January 2005, the Company was notified that a legal proceeding had been commenced against it by Pfizer Inc and its Spanish subsidiary Pfizer, S.A. requesting an order requiring the Company to not manufacture or market its amlodipine products. The case was brought against Laboratorios Davur S.L. in the 3rd Commercial Court of the City of Barcelona. After an initial hearing the court imposed an injunction, preventing the Company from launching its amlodipine products. However, upon appeal, the court lifted the requested injunction and awarded the Company with court costs and legal fees.

The Company is party to various other legal actions that arise in the ordinary course of business. The Company does not expect that resolution of these matters will have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.