Form 10-Q
period 2006-03-31
BENTLEY PHARMACEUTICALS INC
filed 2006-05-10
CIK 821616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

The number of shares of the registrant’s common stock outstanding as of May 10, 2006 was 22,168,626.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended March 31, 2006

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data)	March 31, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$28,516	$32,384
Marketable securities	472	462
Receivables, net	33,867	26,916
Inventories, net	14,774	12,147
Deferred taxes	1,413	1,099
Prepaid expenses and other	1,865	2,069
Total current assets	80,907	75,077

Non-current assets:
Fixed assets, net	36,283	33,366
Drug licenses and related costs, net	14,165	13,858
Restricted cash	1,000	1,000
Other	937	919
Total non-current assets	52,385	49,143
	$133,292	$124,220
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$19,841	$15,462
Accrued expenses	12,093	9,428
Short-term borrowings	2,463	2,608
Current portion of long-term debt	332	387
Deferred income	1,152	795
Total current liabilities	35,881	28,680

Non-current liabilities:
Deferred taxes	1,693	1,665
Deferred income	2,970	2,286
Total non-current liabilities	4,663	3,951

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 2,000 shares, issued and outstanding, none	—	—
Common stock, $.02 par value, authorized 100,000 shares, issued and outstanding, 22,167 and 21,923 shares	443	438
Additional paid-in capital	138,321	139,381
Accumulated deficit	(48,836)	(49,990)
Accumulated other comprehensive income	2,820	1,760
Total stockholders’ equity	92,748	91,589
	$133,292	$124,220

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Income Statements

	For the Three Months Ended March 31,
(in thousands, except per share data)	2006	2005
Revenues:
Net product sales	$26,570	$23,279
Licensing and collaboration revenues	1,708	965
Total revenues	28,278	24,244
Cost of net product sales	12,933	11,452

Gross profit	15,345	12,792

Operating expenses:
Selling and marketing	4,139	4,392
General and administrative	4,508	3,018
Research and development	2,908	1,351
Depreciation and amortization	436	384
Total operating expenses	11,991	9,145

Income from operations	3,354	3,647

Other income (expenses):
Interest income	253	161
Interest expense	(60)	(48)

Income before income taxes	3,547	3,760

Provision for income taxes	2,393	1,590

Net income	$1,154	$2,170

Net income per common share:
Basic	$0.05	$0.10
Diluted	$0.05	$0.10
Weighted average common shares outstanding:
Basic	21,954	21,316
Diluted	23,807	22,531

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	$.02 Par Value		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
(in thousands)	Shares	Amount	Capital	Deficit	Income	Total
Balance at January 1, 2006	21,923	$438	$139,381	$(49,990)	$1,760	$91,589
Comprehensive income:
Net income	—	—	—	1,154	—	1,154
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	1,060	1,060
Comprehensive income						$2,214
Exercise of stock options	547	11	2,450			2,461
Purchase of treasury shares	(307)	(6)	(4,054)			(4,060)
Equity-based compensation	4	—	544	—	—	544
Balance at March 31, 2006	22,167	$443	$138,321	$(48,836)	$2,820	$92,748

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
(in thousands)	2006	2005
Cash flows from operating activities:
Net income	$1,154	$2,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,280	1,194
Equity-based compensation expense	544	59
Loss on disposal of assets	29	—
Other non-cash items	1	11
(Increase) decrease in assets and increase (decrease) in liabilities:
Receivables	(6,440)	(2,778)
Inventories	(2,378)	103
Deferred income taxes	(290)	(36)
Prepaid expenses and other current assets	217	(200)
Other assets	(33)	(16)
Accounts payable and accrued expenses	6,551	2,756
Deferred income	979	1,259
Other liabilities	—	(4)
Net cash provided by operating activities	1,614	4,518

Cash flows from investing activities:
Additions to fixed assets	(3,282)	(1,702)
Additions to drug licenses and related costs	(521)	(597)
Net cash used in investing activities	(3,803)	(2,299)

(Continued on following page)

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Concluded)

	For the Three Months Ended March 31,
(in thousands)	2006	2005
Cash flows from financing activities:
Proceeds from the exercise of stock options	$113	$—
Remittance of employee tax liabilities in exchange for common stock tendered to the Company	(1,713)	—
Proceeds from borrowings	536	185
Repayment of borrowings	(789)	(330)
Net cash used in financing activities	(1,853)	(145)

Effect of exchange rate changes on cash	174	(548)

Net (decrease) increase in cash and cash equivalents	(3,868)	1,526

Cash and cash equivalents at beginning of period	32,384	34,230

Cash and cash equivalents at end of period	$28,516	$35,756

Supplemental Disclosures of Cash Flow Information
The Company paid cash during the period for:
Interest	$51	$49

Supplemental Disclosures of Non-Cash Financing and Investing Activities
The Company has issued Common Stock as equity-based compensation in lieu of cash during the period as follows:
Shares	4	8
Amount	$74	$69

Amounts included in accounts payable at end of period for fixed asset and drug license purchases	$1,508	$1,307

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

History and Operations

Bentley Pharmaceuticals, Inc. and Subsidiaries (which may be referred to as Bentley or the Company), headquartered in the U.S., is an international specialty pharmaceutical company, incorporated in the State of Delaware, focused on:

•                  development, licensing and sales of generic and branded pharmaceutical products and active pharmaceutical ingredients (API) and the manufacturing of pharmaceuticals for others; and

•                  research, development and licensing/commercialization of advanced drug delivery technologies and pharmaceutical products.

Bentley’s pharmaceutical product sales and licensing activities are based primarily in Spain, where it has a significant commercial presence and manufactures and markets approximately 100 products of various dosages and strengths through three wholly-owned Spanish subsidiaries: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. Bentley’s products include approximately 155 product presentations in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. Although most of the sales of these products are currently in the Spanish market, the Company has experienced increasing sales in other European countries and other geographic regions through strategic alliances with companies in these territories. The Company continually adds to its product portfolio in response to increasing market demand for generic and branded therapeutic agents and, when appropriate, divests portfolio products considered to be redundant or that have become non-strategic. The Company also owns a manufacturing facility in Spain that specializes in the manufacture of API. This facility has been approved by the U.S. Food and Drug Administration (“FDA”) for the manufacture of one ingredient for marketing and sale in the U.S. The Company markets its API products through its Spanish subsidiary, Bentley A.P.I. The Company also has an Irish subsidiary, Bentley Pharmaceuticals Ireland Limited, which received its first marketing approval by the Irish Medicines Board in 2005.

The Company has U.S. and international patents and other proprietary rights to technologies that facilitate the absorption of drugs. Bentley is developing products that incorporate its drug delivery technologies and has licensed applications of its proprietary CPE-215® drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim® in the U.S. market in February 2003. Testim, which incorporates Bentley’s CPE-215 drug delivery technology, is a gel indicated for testosterone replacement therapy. Bentley continues to seek other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using its drug delivery technologies.

Basis of Condensed Consolidated Financial Statements

The condensed consolidated financial statements of Bentley as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted insofar as such information was disclosed in the Company’s consolidated financial statements for the year ended December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in Bentley’s Annual Report on Form 10-K for the year ended December 31, 2005.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2005 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Bentley’s financial position as of March 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 should not necessarily be considered indicative of the results to be expected for the full year ending December 31, 2006.

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

Included in cash and cash equivalents at March 31, 2006 and December 31, 2005 are approximately $11,835,000 and $11,513,000 respectively, of short-term investments considered to be cash equivalents, as the original maturity dates of such investments were three months or less when purchased.

Receivables

Receivables consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Trade receivables (of which $2,463 and $2,595, respectively, collateralize short-term Borrowings with Spanish financial institutions)	$27,583	$21,293
VAT receivable	2,373	2,270
Royalties receivable	3,001	2,861
Other	1,153	694
	34,110	27,118
Less-allowance for doubtful accounts	(243)	(202)
	$33,867	$26,916

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (“FIFO”) method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand.

Balances are comprised of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$7,851	$6,414
Finished goods	7,004	5,869
	14,855	12,283
Less allowance for slow moving inventory	(81)	(136)
	$14,774	$12,147

Fixed assets

Fixed assets consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Land	$2,706	$2,673
Buildings and improvements	17,260	14,151
Equipment	17,542	16,742
Furniture and fixtures	2,038	1,974
Other	109	148
	39,655	35,688
Capital in-progress	7,768	7,748
	47,423	43,436
Less accumulated depreciation	(11,140)	(10,070)
	$36,283	$33,366

In order to support the Company’s growth in Europe and prepare for prescription sales in the U.S., management is adding additional capacity to its manufacturing facilities through a series of improvements. The Company invested approximately $3,200,000 in capital additions during the three months ended March 31, 2006, primarily for building and improvements.

Depreciation expense of approximately $70,000 and $84,000 has been charged to operations as a component of depreciation and amortization expense in the Consolidated Income Statements for the three months ended March 31, 2006 and 2005, respectively. Depreciation totaling approximately $844,000 and $810,000 has been included in cost of net product sales during the three months ended March 31, 2006 and 2005, respectively.

Stockholders’ equity

A substantial amount of the Company’s business is conducted in Europe and is therefore influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, specifically the Euro. The exchange rates at March 31, 2006 and December 31, 2005 were .83 Euros and .84 Euros per U.S. Dollar, respectively. The weighted average exchange rates for the three month periods ended March 31, 2006 and 2005 were .83 Euros and .76 Euros per U.S. Dollar, respectively. The net effect of foreign currency translation on the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2006 was a net increase of $1,060,000 and the cumulative historical effect as of March 31, 2006 totaled $2,820,000, as reflected in the Consolidated Balance Sheets as accumulated other comprehensive income. The carrying value of assets and liabilities can be materially affected by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, management does not plan to modify its business practices.

Supplemental disclosures related to Consolidated Statements of Cash Flows

During the three months ended March 31, 2006, the Chief Executive Officer (“CEO”) and the Chief Medical Officer (“CMO”) of the Company exercised stock options to purchase an aggregate of 533,300 shares of the Company’s Common Stock. In satisfaction of the option exercise prices, the Company received an aggregate of approximately 177,800 shares of previously acquired Bentley Common Stock, with a fair market value of approximately $2,347,500. The Company also received a total of approximately 129,600 shares of Common Stock, with a fair market value of approximately $1,712,800, from these employees in order to satisfy minimum federal and statutory tax withholding requirements. The shares of Common Stock acquired by the Company in connection with these stock option exercises were recorded at fair market value and are held by the Company as treasury shares. As of March 31, 2006 and December 31, 2005, the Company has recorded approximately 738,200 and 430,800 shares, respectively, as treasury stock, with a historical cost of $9,377,000 and $5,323,000, respectively, which has been accounted for as a reduction to additional paid-in capital.

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

Revenue from service, research and development, and licensing agreements is recognized when the service procedures have been completed or as revenue recognition criteria have been met for each separate unit of accounting as defined in Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The Company has deferred the recognition of approximately $3,395,000 and $2,594,000 of licensing revenues as of March 31, 2006 and December 31, 2005, respectively, for which the earnings process has not been completed.

Royalty revenues on Testim product sales are currently recognized based on an estimate of Auxilium’s sell-through of the Testim product based on prescriptions dispensed. The Company recognized royalty revenues of $1,628,000 and $870,000 for the three months ended March 31, 2006 and 2005, respectively. Under SFAS No. 48, the Company cannot recognize all of the royalty revenues earned on product shipments of Testim until product returns related to those shipments can be reasonably estimated. The difference between the total amount earned from Auxilium under the royalty arrangement and the amount recognized as a component of licensing and collaboration revenues is recorded as a component of current deferred income in the Consolidated Balance Sheets. Once returns can be reasonably estimated, the Company expects to record a one-time increase in licensing and collaboration revenues related to the recognition of previously deferred royalty revenues. As of March 31, 2006 and December 31, 2005, deferred income from Testim royalties totaled $372,000 and $348,000, respectively.

Provision for income taxes

As a result of reporting taxable income in Spain, the Company recorded provisions for foreign income taxes totaling $2,393,000 and $1,590,000 for the three months ended March 31, 2006 and 2005, respectively. The provisions represented 35% and 34% of the pre-tax income reported in Spain of $6,898,000 and $4,678,000 for the three months ended March 31, 2006 and 2005, respectively. The provisions represented 67% and 42% of consolidated pre-tax income for the three months ended March 31, 2006 and 2005, respectively.

Effective October 2005, the Company executed intercompany agreements between Bentley Pharmaceuticals, Inc. and Bentley Pharmaceuticals Ireland Limited to license non-U.S. rights of certain technologies owned by Bentley Pharmaceuticals, Inc. and provide for cost-sharing of subsequent development efforts on those technologies. These arrangements are intercompany in nature, and the resulting income and expenses between the entities are eliminated in consolidation; however, the related transactions affect the Company’s consolidated income tax provision.

As future operating profits in the U.S. and Ireland cannot be reasonably assured, no tax benefit has been recorded for the related losses, which totaled approximately $3,351,000 and $918,000 for the three months ended March 31, 2006 and 2005, respectively. Accordingly, the Company has established valuation allowances equal to the full amount of the U.S. and Irish deferred tax assets.

Should the Company determine that it is more likely than not that it will realize certain of its net deferred tax assets for which it has previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. No additional potential tax contingencies were considered to be probable and reasonably estimable as of March 31, 2006. However, there is the possibility that the ultimate resolution of such potential contingencies could have an adverse effect on the Condensed Consolidated Financial Statements in the future.

Basic and diluted net income per common share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during each period. The Company included the dilutive effect of outstanding stock options, as calculated using the treasury stock method, when determining the diluted net income per common share for the three months ended March 31, 2006 and 2005.

The following is a reconciliation between basic and diluted net income per common share for the three months ended March 31, 2006 and 2005. Dilutive securities issuable for the three months ended March 31, 2006 and 2005 include approximately 1,853,000 and 1,215,000 dilutive incremental shares, respectively issuable as a result of various stock options that are outstanding.

For the Three Months Ended March 31, 2006 (in thousands, except per share data):

	Basic EPS	Effect of Dilutive Securities	Diluted EPS
Net Income	$1,154	$—	$1,154
Weighted Average Common Shares Outstanding	21,954	1,853	23,807
Net Income Per Common Share	$0.05	$—	$0.05

For the Three Months Ended March 31, 2005 (in thousands, except per share data):

	Basic EPS	Effect of Dilutive Securities	Diluted EPS
Net Income	$2,170	$—	$2,170
Weighted Average Common Shares Outstanding	21,316	1,215	22,531
Net Income Per Common Share	$0.10	$—	$0.10

All of the Company’s 3,369,000 outstanding stock options in the quarter ended March 31, 2006 were included in the diluted EPS presentation, as the exercise prices were less than the average fair value of the Common Stock for the three months ended March 31, 2006.

Excluded from the diluted EPS presentation for the quarter ended March 31, 2005 were options to purchase an aggregate of approximately 1,558,000 shares of Common Stock at exercise prices greater than the average fair value of the Common Stock for the three months ended March 31, 2005.

Equity-based compensation — required change in accounting principle

In December 2004, the Financial Accounting Standards Board (“the FASB”) issued SFAS No. 123 (Revised), Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123 (Revised) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires that the cost resulting from those transactions be recognized in the financial statements. The Company has equity-based employee compensation plans that are described more fully in Note 11 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2005. The Company adopted SFAS No. 123 (Revised) effective January 1, 2006 using the modified-prospective transition method. The Company uses the accelerated expense attribution method pursuant to FASB Interpretation No. 28 for all options previously accounted for under APB Opinion No 25. Equity-based compensation attributable to equity awards granted subsequent to December 31, 2005 will be recognized under the straight-line method pursuant to SFAS No. 123 (Revised). There were no equity awards issued during the three months ended March 31, 2006.

The Company has in effect stock option and equity incentive plans (the “Plans”), pursuant to which directors, officers, employees and consultants of the Company have been awarded grants of options to purchase the Company’s Common Stock. Approximately 3,936,700 shares of Common Stock have been reserved for issuance under the Plans, of which approximately 361,200 are outstanding that were issued under the 1991 Plan, approximately 2,617,900 are outstanding that were issued under the 2001 Employee and Director Plans and 390,000 are outstanding that were issued under the 2005 Equity and Incentive Plan as of March 31, 2006. The balance of 567,600 shares is available for issuance under the 2005 Equity and Incentive Plan, which is now the successor to all the other Plans. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Options are granted for terms not exceeding ten years from the date of grant. Options shall not be granted at a price that is less than 100% of the fair market value on the date the options are granted. Options granted under the Plans generally vest over one to three years, commensurate with the related requisite service periods. At the discretion of the Compensation Committee of the Board of Directors, the Company may grant shares of its Common Stock to employees in lieu of cash compensation. The Company also sponsors a 401(k) Plan for eligible employees and matches eligible contributions with shares of the Company’s common stock. The Company issued 4,255 shares and 7,321 shares of common stock to its 401(k) Plan as matching contributions during the three months ended March 31, 2006 and 2005, respectively. These shares are recorded at their fair value on the last day of each payroll period in which they are earned. All Company matching contributions vest 25% each year for the first four years of each employee’s employment in which the employee works for the Company at least 1,000 hours.

In the first quarter of 2006, the adoption of SFAS No. 123 (Revised) resulted in incremental stock-based compensation expense of $463,000, of which approximately $10,000 is included in cost of sales, approximately $5,000 in selling and marketing, approximately $304,000 in general and administrative expenses and approximately $144,000 in research and development. The incremental stock-based compensation expense resulted in a reduction in net income of $463,000, or $0.02 per basic and diluted share. No related compensation expense was capitalized and there was no impact on net cash provided by operating activities or net cash used in financing activities.

General and administrative expenses for the three months ended March 31, 2006 and 2005 include approximately $34,000 and $13,000, respectively, and research and development expenses include approximately $47,000 and $46,000, respectively, of other non-cash, equity-based compensation. The non-cash equity-based compensation expense is primarily related to matching contributions to the Company’s 401(k) Plan.

As the Company previously adopted only the pro forma disclosure provisions of SFAS No. 123, compensation cost relating to the unvested portion of awards granted prior to the date of adoption will continue to be recognized using the same estimate of the grant-date fair value and the same accelerated attribution method used to determine the pro forma disclosures under SFAS No. 123, except that the unamortized compensation expense related to those awards will be reduced for estimated forfeitures, as required by SFAS No. 123 (Revised).

The following table details the reported effect that stock-based compensation expense had on net income and earnings per share for the three months ended March 31, 2006 and the pro forma effect that stock-based compensation expense would have had on net income and earnings per share for the three months ended March 31, 2005. The reported and pro forma net income and earnings per share for the three months ended March 31, 2006 in the table below include the stock-based compensation expense actually recorded in the three months ended March 31, 2006 under the provisions of SFAS No. 123 (Revised). The amounts for the three months ended March 31, 2006 are included in the table below only to provide a comparative presentation to the prior year required disclosure (in thousands, except per share data), which was prepared in accordance with SFAS No. 123, as originally issued.

	For the Three Months Ended March 31,
	2006	2005
Net income, as reported	$1,154	$2,170
Add: Equity-based employee compensation expense included in reported net income	544	59
Deduct: Total equity-based employee compensation expense determined under fair value method for all awards	(544)	(569)
Pro forma net income	$1,154	$1,660
Net income per common share:
Basic—as reported	$0.05	$0.10
Basic—pro forma	$0.05	$0.08
Diluted—as reported	$0.05	$0.10
Diluted—pro forma	$0.05	$0.07

A summary of award activity under the Plans as of March 31, 2006 and changes during the three month period then ended is presented below (shares and aggregate intrinsic values in thousands).

	For the Three Months Ended March 31, 2006
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, beginning of the period	3,916	$8.72
Granted	—	—
Exercised	(547)	4.50
Forfeited	—	—
Expired	—	—
Options outstanding, end of the period	3,369	$9.40	6.97	$6,323

Options exercisable, end of the period	2,883	$9.53	5.66	$4,096

The table below summarizes options outstanding and exercisable at December 31, 2005 (number of options in thousands):

	Options Outstanding			Options Currently Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Exerise	Remaining	Number	Exercise
Prices	Outstanding	Price	Life (Years)	Exercisable	Price
$ 2.00 - $3.00	71	$2.74	2.7	71	$2.74
5.70 - 5.88	142	5.84	4.1	142	5.84
6.00 - 6.33	316	6.01	5.1	316	6.01
7.10 - 7.39	182	7.31	7.1	80	7.20
7.50	370	7.50	9.0	124	7.50
8.00 - 8.93	323	8.27	6.8	323	8.27
9.00 - 9.80	498	9.70	5.8	498	9.70
10.04	298	10.04	7.1	298	10.04
10.38 - 10.79	200	10.76	8.5	155	10.76
11.00 - 11.98	400	11.36	7.7	349	11.28
12.01 - 12.55	153	12.39	8.4	112	12.49
13.30	373	13.30	7.8	373	13.30
13.48 - 15.83	43	14.07	7.7	42	14.08
$13.48-$15.83	3,369	$9.40	7.0	2,883	$9.53

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. There were no option grants during the first three months of 2006. Assumptions and the resulting fair value for option awards during the first three months of 2005 are provided below (results may vary depending on the assumptions applied within the model):

For the Three Months Ended March 31, 2005

Risk-free interest rate	4.03%
Dividend yield	0.0%
Expected life	5 years
Expected/Weighted average volatility	45.43%
Fair value of options granted	$3.38

The expected life (estimated period of time outstanding) of options granted has historically been estimated to be five years. Historical exercise behaviors will be used to determine the expected life and grant date fair values of options granted in the future. The volatility of the Company’s stock is calculated on the grant date of each equity award using daily price observations over a period of time commensurate with the related requisite service period. The risk-free interest rate is based on the yield curve of U.S. Treasury securities in effect at the date of the grant, having a duration commensurate with the estimated life of the award.

A summary of the activity for nonvested share awards as of March 31, 2006 and 2005 is provided below with changes during the three month periods ended March 31, 2006 and 2005 (shares in thousands).

	For the Three Months Ended March 31,
	2006		2005
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options outstanding, beginning of the period	840	$4.35	748	$5.58
Granted	—	—	370	3.38
Vested	(354)	(5.01)	(360)	(5.19)
Forfeited	—	—	—	—
Nonvested options outstanding, end of the period	486	$3.87	758	$4.51

As of March 31, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $846,000 and is expected to be recognized over a weighted average period of approximately 1.1 years.

Options to purchase approximately 547,000 shares of Common Stock were exercised during the quarter ended March 31, 2006. There were no exercises during the first quarter of 2005. Net cash proceeds to the Company from the 2006 exercises totaled approximately $113,000, while the total intrinsic value (the excess of the market price over the exercise price) of those option exercises was approximately $4,785,000. As future operating profits in the U.S. cannot be reasonably assured, no tax benefit resulting from the settlement of U.S. awards has been recorded. The total fair value of stock options that vested during the three months ended March 31, 2006 and 2005 was approximately $1,774,000 and $1,866,000, respectively.

The Company generally issues previously unissued shares for the exercise of stock options and to match eligible 401(k) Plan contributions; however, the Company is not precluded from reissuing previously acquired treasury shares to satisfy these issuances in the future. The Company does not have a policy of repurchasing shares on the open market to satisfy option exercises and matching contributions to the 401(k) Plan.

Business segment information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, defines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company’s operating segments. The Company is headquartered in the U.S. and operates in two business segments, specialty generics and drug delivery, and two geographical locations (Europe and the U.S.).

The Company’s specialty generics segment is based in Europe and manufactures a growing portfolio of generic and branded pharmaceuticals in Europe for the treatment of cardiovascular, gastrointestinal, infectious and central nervous system diseases through its subsidiary, Laboratorios Belmac, and markets these pharmaceutical products through its subsidiaries, Laboratorios Belmac, Laboratorios Davur, Laboratorios Rimafar and Bentley Pharmaceuticals Ireland Limited.

The Company’s drug delivery segment is based in both the U.S. and Europe and is focused on the advancement of proprietary drug technologies that enhance or facilitate the absorption of pharmaceutical compounds across various membranes. The drug delivery activities consist primarily of licensing, product research and development, business development activities, corporate management and administration.

Set forth in the tables below is certain financial information with respect to the Company’s business and geographical segments for the three months ended March 31, 2006 and 2005. These segments use the same accounting policies as those described in the summary of significant accounting policies in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

As of and for the Three Months Ended March 31, 2006 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Total revenues	$26,643	$—	$—	$1,635	$28,278
Income (loss) before income taxes	6,872	148	(1,256)	(2,217)	3,547
Provision for income taxes	2,393	—	—	—	2,393
Net income (loss)	4,479	148	(1,256)	(2,217)	1,154
Fixed assets	34,070	—	—	2,213	36,283
Drug licenses and related costs	9,202	1,611	—	3,352	14,165
Total assets	104,697	2,098	—	26,497	133,292
Total liabilities	37,791	—	10	2,743	40,544

As of and for the Three Months Ended March 31, 2005 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Total revenues	$23,374	$—	$—	$870	$24,244
Income (loss) before income taxes	4,678	535	—	(1,453)	3,760
Provision for income taxes	1,590	—	—	—	1,590
Net income (loss)	3,088	535	—	(1,453)	2,170
Fixed assets	27,866	—	—	2,221	30,087
Drug licenses and related costs	10,041	1,077	—	3,481	14,599
Total assets	86,641	1,112	—	35,417	123,170
Total liabilities	31,624	—	—	2,845	34,469

Item   2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2005 Form 10-K, which has been previously filed with the SEC. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2005 Form 10-K under Item 1A, “Risk Factors”.

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

Branded and Generic Pharmaceuticals

Our pharmaceutical product sales activities are based in Spain, where we have a significant commercial presence and we manufacture and market approximately 100 pharmaceutical products of various dosages and strengths. These products include approximately 155 product presentations in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. We market our branded and generic products to physicians, pharmacists and hospitals through our three separate sales and marketing organizations based in Spain: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. We target markets that offer compatible regulatory approval regimes and attractive product margins. In August 2005, we formed an Irish subsidiary, Bentley Pharmaceuticals Ireland Limited, to assist in our European expansion strategy. Bentley Pharmaceuticals Ireland Limited received its first marketing approval by the Irish Medicines Board in November 2005. There have been no significant revenues generated in Bentley Pharmaceuticals Ireland since its inception in 2005; however, we are currently evaluating several alternatives for the eventual sale and distribution of certain of our products through this entity.

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

We also own a manufacturing facility located in Zaragoza, Spain that specializes in the manufacture of certain active pharmaceutical ingredients. The facility has been approved by the FDA for the manufacture of one ingredient for marketing and sale in the U.S. Our facility manufactures ingredients for pharmaceutical products that are marketed by other pharmaceutical companies both in Spain and in other international markets, including the U.S. We manufacture and market these ingredients through our subsidiary, Bentley A.P.I.

Proprietary Drug Delivery Technologies and Products

We develop products that incorporate our drug delivery technologies that we have developed in the United States. We have licensed applications of our proprietary CPE-215 drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim, the first product incorporating our CPE-215 drug delivery technology, in the United States in February 2003. Testim is a gel indicated for testosterone replacement therapy. Testim is approved for marketing in Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom, and has received scientific approval in Italy. We are in discussions with other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using our drug delivery technologies.

Research and Development Focus

In 2005 we reported the results of our Phase II study for the intranasal delivery of insulin in type I diabetes patients using our CPE-215 technology, which we had concluded in December 2004. We reported the results of that trial in an abstract titled “Intranasal Insulin Administration in Type I Diabetic Patients Utilizing CPE-215 Technology” at the American Diabetes Association 65th Scientific Sessions, June 10-14, 2005, in San Diego, California. The full results of that trial were published in February 2006 in the journal Diabetes Technology & Therapeutics, Volume 8, Number 1. Those development and clinical programs will continue and expand both outside and inside the U.S. We are continuing our clinical programs to support our strategy for the eventual distribution of certain of our Spanish generic pharmaceutical products in other countries, including the U.S. through our collaboration agreement with Perrigo Company. We expect to continue to invest our resources to conduct clinical trials and support the required regulatory submissions for our clinical programs. We expect to incur increased costs for product formulation and testing efforts. We also expect to incur costs associated with the acquisition and/or development of new or improved drug delivery technologies such as our thermodynamically stable, biodegradable Nanocaplet technology for the delivery of macromolecule therapeutics.

Effect of Foreign Currency Fluctuations

A substantial amount of our business is conducted in Europe and is therefore influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, particularly the Euro. A decrease in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the following impact on the results of our operations for the three months ended March 31, 2006 when reported in U.S. Dollars: (1) total revenues were decreased by approximately $1,712,000, (2) gross profit was decreased by approximately $894,000, (3) operating expenses were decreased by approximately $419,000, (4) provision for income taxes was decreased by approximately $150,000, and (5) net income was decreased by approximately $325,000. At the present time, we do not anticipate altering our business plans and practices to compensate for future currency fluctuations.

This section includes “constant currency” measures. Constant currency removes from financial data the impact of changes in exchange rates between the U.S. Dollar and other currencies, particularly the Euro, by translating current period financial data into U.S. Dollars using the same foreign currency exchange rates that were used to translate the financial data for the previous period. We believe presenting certain results on a constant currency basis is useful to investors because it allows a more meaningful comparison of the performance of our European operations from period to period.

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2006 versus Three Months Ended March 31, 2005

Revenues

	For the Three Months Ended March 31,				Change
(in thousands)	2006	2005	$	%	$	%
Revenues
Net product sales	$ 26,570	94%	$ 23,279	96%	$ 3,291	14%
Licensing and collaboration revenues	1,708	6%	965	4%	743	77%
Total revenues	$ 28,278	100%	$ 24,244	100%	$ 4,034	17%

Total revenues for the three months ended March 31, 2006 increased 24% from the same period in the prior year when expressed in constant currency; however, fluctuations in foreign currency exchange rates had the effect of reducing revenues by approximately $1,712,000, resulting in 17% growth in total revenues. Our current period growth was primarily driven by increased sales to licensees of approximately $2,600,000, increased royalties recognized from sales of Testim of approximately $758,000 and sales of new drugs launched over the past year of approximately $600,000.

Our revenues are generated through our primary sales channels of branded pharmaceuticals, generic pharmaceuticals, sales to licensees and others, as well as licensing and collaboration arrangements. The following is a summary of our revenues by sales channel and top-selling product lines:

For the three months ended March 31, 2006:

(in thousands)	Revenues Within Spain
				Revenues
	Branded	Generic		Outside of		% of Total
Product Line	Products	Products	Other	Spain	Total	Revenues
Omeprazole	$ 629	$ 4,383	$ —	$ —	$ 5,012	18%
Simvastatin	444	1,471	—	—	1,915	7%
Enalapril	918	723	—	—	1,641	6%
Paroxetine	377	816	—	—	1,193	4%
Lansoprazole	660	241	—	—	901	3%
All other products	2,807	2,983	310	357	6,457	23%
Sales to licensees and others	—	—	2,626	6,825	9,451	33%
Licensing and collaborations	—	—	73	1,635	1,708	6%
Total Revenues	$ 5,835	$ 10,617	$ 3,009	$ 8,817	$ 28,278	100%
% of Q-1 2006 Revenues	21%	37%	11%	31%	100%

For the three months ended March 31, 2005:

(in thousands)	Revenues Within Spain
				Revenues
	Branded	Generic		Outside of		% of Total
Product Line	Products	Products	Other	Spain	Total	Revenues
Omeprazole	$ 716	$ 4,120	$ —	$ —	$ 4,836	20%
Simvastatin	448	1,240	—	—	1,688	7%
Enalapril	925	465	—	—	1,390	6%
Paroxetine	364	836	—	—	1,200	5%
Lansoprazole	461	118	—	—	579	2%
All other products	3,536	2,521	112	576	6,745	28%
Sales to licensees and others	—	—	3,678	3,163	6,841	28%
Licensing and collaborations	—	—	95	870	965	4%
Total Revenues	$ 6,450	$ 9,300	$ 3,885	$ 4,609	$ 24,244	100%
% of Q-1 2005 Revenues	27%	38%	16%	19%	100%

Spanish Operations.   The increase in first quarter 2006 product sales was primarily driven by increased sales to licensees of approximately $2,600,000 and sales of new drugs launched over the past year, totaling approximately $600,000. A decrease in the weighted average value of the Euro, in relation to the U.S. Dollar had the effect of decreasing net product sales by approximately $1,712,000.

In recent years, our business was negatively impacted by price reductions mandated by the Spanish government to help control rising healthcare costs. The Spanish government is currently contemplating a new proposed medicines bill to help control healthcare costs. The proposed bill states that when a doctor writes a prescription by active ingredient, rather than brand name, the pharmacist would dispense the lowest-priced product. If several products have equally low prices, the pharmacist should favor the generic product. If approved, all drugs which have been reimbursed for at least ten years, or eleven years if they have gained a new indication, would be placed into a reference-price group with products containing the same active pharmaceutical ingredients and delivery form. The reference price would be calculated as an average of the three lowest prices in the group. Where the reference price would result in price cuts of more than 30% to a product, companies would be able to reduce the price of that product gradually. Where a brand has held a marketing authorization for at least ten years, its current price would be cut by 20%, providing an equivalent generic product is at a lower price in another European Union member state. Any product priced below €2.00 (or approximately $2.49) would be exempt from the reference price provisions. We cannot predict whether this proposal will be enacted or, if it is, what its final provisions may be and, therefore, we cannot asses what impact it may have on our business.

We have furthered our expansion into markets outside of Spain, increased the number of drugs in our portfolio and purchased efficient high speed manufacturing equipment to increase efficiencies and capacities. Additionally, we purchased a manufacturing facility during 2004, located in Zaragoza, Spain, which specializes in the manufacture of active pharmaceutical ingredients. The ability to manufacture active pharmaceutical ingredients has diversified our revenue base and is expected to benefit gross margins of certain of the products we sell in the future. We will continue to focus on acquiring, developing and launching new products that will improve our product mix. Products launched over the past year contributed approximately $600,000 to our net product sales in the first quarter of 2006. We will also continue our efforts to increase sales outside of Spain through additional registration, marketing, and supply agreements. Our revenues outside of Spain represented 31% of our total revenues in the first quarter of 2006 compared to 19% in the first quarter of 2005. We will also continue to make significant investments in renovating and increasing capacity in manufacturing facilities and investments in new high speed, high volume equipment during the balance of 2006.

Branded Pharmaceutical Products

	For the Three Months Ended March 31,				Change
(in thousands)	2006	%	2005	%	$	%
Branded Product Sales:
Enalapril	$ 918	16%	$ 925	14%	$ (7)	-1%
Codeisan	852	15%	1,369	21%	(517)	-38%
Lansoprazole	660	11%	461	7%	199	43%
Omeprazole	629	11%	716	11%	(87)	-12%
Simvastatin	444	8%	448	7%	(4)	-1%
All other branded products	2,332	39%	2,531	40%	(199)	-8%
Total branded sales	$ 5,835	100%	$ 6,450	100%	$ (615)	-10%

Sales of our branded pharmaceutical products decreased by 4% in constant currency during the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily as the result of a mild cough, cold and flu season. Sales of Codeisan, our leading cough product, decreased by 38% when compared to the same quarter in 2005, and accounted for 84% of the decrease in our branded pharmaceutical revenues. We experienced similar reductions in sales of our other products used to treat cold and sinus congestion, such as Senioral®, and products used to treat infections, such as our generic versions of amoxicillin and ciprofloxacin. A decrease in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of further decreasing branded product sales by approximately $342,000 in the first quarter of 2006. While we expect to continue to develop, acquire, launch and support new and existing branded products, our growth strategy is focused on sales of generic products and sales outside of Spain.

Generic Pharmaceutical Products

	For the Three Months Ended March 31,				Change
(in thousands)	2006	%	2005	%	$	%
Generic Product Sales:
Omeprazole	$ 4,383	41%	$ 4,120	44%	$ 263	6%
Simvastatin	1,471	14%	1,240	13%	231	19%
Enalapril	723	7%	465	5%	258	55%
Paroxetine	816	8%	836	9%	(20)	-2%
Pentoxifylline	603	6%	633	7%	(30)	-5%
All other generic products	2,621	24%	2,006	22%	615	31%
Total generic sales	$ 10,617	100%	$ 9,300	100%	$ 1,317	14%

Sales of our generic pharmaceutical products increased by 22% in constant currency during the three months ended March 31, 2006, compared to the three months ended March 31, 2005; however, a decrease in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of decreasing our generic product sales by approximately $707,000 in the first quarter of 2006. Strong sales of our generic omeprazole accounted for 20% of our increase in generic pharmaceutical sales in the first quarter of 2006. Increased sales of our generic simvastatin and enalapril products represented 18% and 20%, respectively, of the growth in our generic pharmaceutical product sales in the first quarter of 2006. We expect to continue to increase our generic drug portfolio and increase our generic drug sales in Spain as products’ patent protection rights expire in the future.

Sales to Licensees and Others

	For the Three Months Ended March 31,		Change
(in thousands)	2006	2005	$	%
Sales to licensees and others	$ 9,451	$ 6,841	$ 2,610	38%

In addition to manufacturing and selling our own branded and generic products, we license the right to market products to others within and outside of Spain. These license agreements are usually accompanied by long-term exclusive supply agreements, whereby our licensees purchase the licensed products from our manufacturing company. As of March 31, 2006, our Spanish operations have executed 157 license agreements for product registrations, of which 19 with customers in Spain and 81 with customers outside of Spain, cover actively marketed products that are generating revenues. The remaining licenses (one with a customer in Spain, three with customers in Ireland and 53 with customers outside of Spain and Ireland) are for products that are awaiting regulatory approvals. Additionally, we have 16 contract manufacturing agreements in effect in Spain and six contract manufacturing agreements in effect for international customers. Our clients market these products under their own names and with their own labeling. Many of the products we manufacture for others use the same active ingredients that are used in our own marketed products. Sales under our license agreements in the three months ended March 31, 2006 increased 47% in constant currency when compared to the prior year period; however, a decrease in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of decreasing our revenues from sales to licensees and others by approximately $608,000.

Licensing and Collaboration Revenues.   Licensing and collaboration revenues increased to 6% of total revenues in the three month period ended March 31, 2006 compared to 4% in the same period of 2005. These revenues include royalties from the continued sales of Testim, the first product incorporating our CPE-215 drug delivery technology, totaling $1,628,000 in the first quarter of 2006, compared to $870,000 in the first quarter of 2005. Testim is currently reported to have captured approximately 18% of all new testosterone replacement prescriptions in the market.

Gross Profit.   Gross profit increased by approximately $2,553,000, or 20%, in the three months ended March 31, 2006, when compared to the three months ended March 31, 2005. Gross margins on net product sales remain consistent at 51% in the three months ended March 31, 2006 when compared to the three months ended March 31, 2005.

Selling and Marketing Expenses

	For the Three Months Ended March 31,		Change
(in thousands)	2006	2005	$	%
Selling and marketing	$ 4,139	$ 4,392	$ (253)	-6%

Selling and marketing expenses for the three months ended March 31, 2006 increased less than 1% from the same period in the prior year when expressed in constant currency; however, the decrease in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of decreasing selling and marketing expenses by approximately $264,000 in the three months ended March 31, 2006. As a percentage of net product sales, selling and marketing expenses decreased from 19% in the three months ended March 31, 2005, to 16% in the three months ended March 31, 2006.

General and Administrative Expenses

	For the Three Months Ended March 31,		Change
(in thousands)	2006	2005	$	%
General and administrative	$ 4,508	$ 3,018	$ 1,490	49%

General and administrative expenses for the three months ended March 31, 2006 increased 49% over the same period in the prior year. The $1,490,000 increase was the result of increased general and administrative activities required to support our continued growth and include increased costs for: (1) costs incurred to defend against legal action brought by Ethypharm, (2) additional employees, (3) outside services to support the Company’s growth and (4) non-cash equity-based compensation expense of approximately $304,000 related to stock options not required to be recorded in previous periods. General and administrative expenses as a percent of total revenues increased to approximately 15.9% in the three months ended March 31, 2006, compared to approximately 12.4% of total revenues in the three months ended March 31, 2005. General and administrative expenses would have been approximately $112,000 higher, absent the increase in the weighted average value of the Euro, in relation to the U.S. Dollar over the past year. We expect that our future expenditures for general and administrative expenses will continue to increase as we grow.

Research and Development Expenses

	For the Three Months Ended March 31,		Change
(in thousands)	2006	2005	$	%
Research and development	$ 2,908	$ 1,351	$ 1,557	115%

Research and development expenses have increased to approximately $2.9 million in the first quarter of 2006 compared to $1.4 million in the same period of the prior year. The increased expenses were primarily directed toward the advancement of our intranasal insulin program. Research and development expenses also include approximately $144,000 of non-cash, equity-based compensation expense related to stock options, for which there was no comparable expense recorded in previous periods. We plan to continue to make investments in research and development in 2006 to help us build on the clinical progress of CPE-215 and advance the early-stage research on our Nanocaplet technology. We expect overall 2006 research and development costs to increase by 50% or more when compared to 2005.

Provision for Income Taxes

	For the Three Months Ended March 31, 2006
(in thousands)	Spain	Ireland	U.S.	Consolidated
Income (loss) before income taxes	$ 6,898	$ (1,282)	$ (2,069)	$ 3,547

Provision (benefit) for income taxes	2,393	(160)	(758)	1,475
Valuation allowance	—	160	758	918

Net provision for income taxes	2,393	—	—	2,393

Net income (loss)	$ 4,505	$ (1,282)	$ (2,069)	$ 1,154

Effective tax rate	35%	0%	0%	67%

As a result of reporting taxable income in Spain, we recorded provisions for foreign income taxes totaling $2,393,000 and $1,590,000 for the three months ended March 31, 2006 and 2005, respectively. The provisions represented 35% and 34% of the pre-tax income reported in Spain of $6,898,000 and $4,678,000 for the three months ended March 31, 2006 and 2005, respectively. The provisions represented 67% and 42% of consolidated pre-tax income for the three months ended March 31, 2006 and 2005, respectively.

As future operating profits in the U.S and Ireland cannot be reasonably assured, no tax benefit has been recorded for the related losses, which totaled approximately $3,351,000 and $918,000 for the three months ended March 31, 2006 and 2005, respectively. Accordingly, the Company has established valuation allowances equal to the full amount of the U.S. and Irish deferred tax assets.

Should we determine that it is more likely than not that we will realize certain of our net deferred tax assets for which we have previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. In addition, we operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. No additional potential tax contingencies were considered to be probable and reasonably estimable as of March 31, 2006. However, there is the possibility that the ultimate resolution of such potential contingencies could have an adverse effect on the Consolidated Financial Statements in the future.

Net Income

	For the Three Months Ended March 31,		Change
(in thousands, except per share data)	2006	2005	$	%
Net income	$ 1,154	$ 2,170	$ (1,016)	-47%

Net income per common share:
Basic	$ 0.05	$ 0.10	$ (0.05)	-50%
Diluted	$ 0.05	$ 0.10	$ (0.05)	-50%

Weighted average common shares outstanding:
Basic	21,954	21,316	638	3%
Diluted	23,807	22,531	1,276	6%

We reported income from operations of $3,354,000 in the three months ended March 31, 2006 compared to $3,647,000 in the three months ended March 31, 2005. The combination of income from operations of $3,354,000 and the non-operating items, primarily the provision for income taxes of $2,393,000, resulted in net income of $1,154,000, or $0.05 per basic common share ($0.05 per diluted common share) on 21,954,000 weighted average basic common shares outstanding (23,807,000 weighted average diluted common shares outstanding) in the three months ended March 31, 2006, compared to net income of $2,170,000, or $0.10 per basic common share ($0.10 per diluted common share) on 21,316,000 weighted average basic common shares outstanding (22,531,000 weighted average diluted common shares outstanding) in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

Total assets increased from $124,220,000 at December 31, 2005 to $133,292,000 at March 31, 2006, and stockholders’ equity increased from $91,589,000 at December 31, 2005 to $92,748,000 at March 31, 2006. The increase in stockholders’ equity during the three months ended March 31, 2006 primarily reflects the exercise of stock options totaling $2,461,000, net income during the quarter of $1,154,000 and the effect of fluctuations in the Euro/U.S. Dollar exchange rate, which resulted in a net increase of $1,060,000 in our balance sheet. These increases were partially offset by the acquisition of approximately 307,400 shares of Common Stock with a fair market value of approximately $4,060,000, which were tendered to us by certain employees as consideration for the exercise of stock options and to satisfy minimum federal and statutory tax withholding requirements.

Cash and cash equivalents decreased by approximately 12% or $3,868,000 from $32,384,000 at December 31, 2005 to $28,516,000 at March 31, 2006. Uses of cash included additions to fixed assets totaling $3,282,000, additions to drug licenses totaling $521,000 and the $1,853,000 net effect of financing activities detailed below. These uses were partially offset by cash flow from operations, which totaled $1,614,000 and included net income of $1,154,000. Cash and cash equivalents at March 31, 2006 include approximately $11,835,000 of short-term liquid investments considered to be cash equivalents.

Receivables increased by approximately 26% from $26,916,000 at December 31, 2005 to $33,867,000 at March 31, 2006. When expressed in constant currency receivables increased $6,439,000, primarily due to increased net product sales outside of Spain, which generally have longer negotiated collection terms. Changes in foreign currency exchange rates increased receivables by approximately $512,000. Furthermore, receivables from one international customer totaled $3,393,000 at March 31, 2006 and we owe the same customer approximately $2,825,000 for co-marketing expenses at March 31, 2006. We have not experienced any material delinquencies on any of our receivables that have had a material effect on our financial position, results of operations or cash flows.

Inventory balances increased by approximately $2,627,000 from $12,147,000 at December 31, 2005 to $14,774,000 at March 31, 2006. Excluding fluctuations in foreign currency, which had the effect of increasing inventories by approximately $249,000, the increase of $2,378,000 was due to increases in raw materials and finished goods balances needed to meet projected future demand.

The combined total of accounts payable and accrued expenses increased from $24,890,000 at December 31, 2005 to $31,934,000 at March 31, 2006. The $7,044,000 increase was primarily attributed to: (1) increases in inventory purchases of approximately $3,160,000, (2) increased accrued income taxes payable of approximately $2,760,000, (3) an increase of approximately $1,532,000 in payables to an international customer from which the Company has receivables in excess of its payables, and (4) fluctuations in foreign currency exchange rates, which increased the balances by approximately $493,000. These increases were partially offset by a $1,282,000 reduction in payables related to fixed assets and drug licenses.

Short-term borrowings and current portion of long-term debt decreased from $2,995,000 at December 31, 2005 to $2,795,000 at March 31, 2006, primarily as a result of net repayment of short-term borrowings and the effect of fluctuations in foreign currency exchange rates. The weighted average interest rate on our short-term borrowings at March 31, 2006 was 4.0%.

Operating activities for the three months ended March 31, 2006 provided net cash of $1,614,000, which is a decrease of $2,925,000 when compared to the three months ended March 31, 2005. This changed is primarily due to a $1,016,000 decrease in net income and other changes to working capital that resulted in a net use of cash when compared to the prior year.

Investing activities, primarily capital expenditures to upgrade the capacity of our manufacturing facilities in Spain and to increase our manufacturing and packaging capabilities with new high speed equipment, along with additions to drug licenses and related costs, resulted in a $3,803,000 use of cash during the three months ended March 31, 2006.

Financing activities during the three months ended March 31, 2006 used net cash of $1,853,000, and primarily represented: (1) the remittance of employee tax withholding liabilities of approximately $1,713,000 resulting from cashless stock option exercises, and (2) net repayment of borrowings totaling $253,000. These activities were partially offset by cash proceeds from the exercise of stock options of approximately $113,000.

Long-term debt, which totaled $332,000 at March 31, 2006, has been classified as current in anticipation of repayment during 2006.

Our royalty revenues on Testim product sales by Auxilium Pharmaceuticals, Inc., our licensee, are recognized based on an estimate of Auxilium’s sell-through of the Testim product derived from prescriptions dispensed. For the three months ended March 31, 2006 and 2005, we recognized royalty revenues of approximately $1,628,000 and $870,000, respectively, on this basis. The difference between the total amount earned from Auxilium under the royalty arrangement and the amount recognized as a component of licensing and collaboration revenues is recorded as a component of current deferred income in the Consolidated Balance Sheets. As of March 31, 2006 and December 31, 2005, deferred income from Testim royalties was approximately $372,000 and $348,000, respectively. We will continue to use available market information to determine the amount and timing of royalty revenue recognition until such time that returns from wholesalers and pharmacies can be reasonably estimated.

Seasonality.   In the past, we have experienced lower sales in the third calendar quarter and higher sales in the fourth calendar quarter due to seasonality. However, a mild cough, cold and flu season could moderate the impact of the seasonality on our revenues. As we market more pharmaceutical products whose sales are seasonal, seasonality of sales may become more significant.

Effect of Inflation and Changing Prices.   Neither inflation nor changing prices has materially impacted our net product sales or income from operations for the periods presented.

Liquidity.   We plan to continue making improvements to our manufacturing facilities during 2006 that include the acquisition of additional manufacturing equipment and expansion of our manufacturing facilities, in order to accommodate our expected growth. Our 2006 capital expenditure plan totals $22.6 million and we invested approximately $3,282,000 in equipment and improvements during the three months ended March 31, 2006. We plan to finance the remaining capital expenditures planned for 2006 from a combination of cash flows from operations, borrowings and existing cash balances. As mentioned above, we have cash and cash equivalents totaling approximately $28,516,000 as of March 31, 2006, which is sufficient to fund our operations for the foreseeable future. Although the Company is generating positive cash flow from operations, (approximately $1,614,000 in the three months ended March 31, 2006), there can be no assurance that changes in our research and development plans, capital expenditures and/or acquisitions, or other events affecting our net product sales or operating expenses will not result in the earlier depletion of our funds. However, we continue to explore alternative sources for financing our business activities. In appropriate situations, which will be strategically determined, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in our 2005 Form 10-K. Certain of our accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We have reviewed our critical accounting policies and estimated discussed in our 2005 Form 10-K and have determined that, with the exception of additional critical accounting policy and estimates noted below, those policies remain our most critical accounting policies for the quarter ended March 31, 2006. We did not make any changes those policies during the quarter ended March 31, 2006.

Equity-based compensation

Commencing January 1, 2006, we began accounting for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 (Revised). Under the fair value recognition provisions of SFAS No. 123 (Revised), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of equity awards at the grant date requires judgment. We estimate the grant date fair value of stock options using the Black-Scholes option valuation model. This option valuation model requires the input of subjective assumptions including: (1) Expected life - the expected life (estimated period of time outstanding) of options granted is estimated based on historical exercise behaviors; (2) Volatility - the volatility of the Company’s stock is calculated on the grant date of each equity award using daily price observations over a period of time commensurate with the related requisite service period; (3) Risk-free rate - the risk-free interest rate is based on the yield curve of U.S. Treasury securities in effect at the date of the grant, having a duration commensurate with the estimated life of the award; and (4) Dividends - as we have not declared dividends, and we do not expect to declare dividends in the future, we include an annual dividend rate of 0% when calculating the grant date fair value of equity awards. Because stock-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123 (Revised) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. While we recognize stock-based compensation under the accelerated expense attribution method pursuant to FASB Interpretation No. 28 for all options previously accounted for under APB Opinion No. 25, we have elected to recognize equity-based compensation attributable to equity awards granted subsequent to December 31, 2005 under the straight-line method which is an option allowed for under SFAS No. 123 (Revised). Had we elected to recognize compensation expense for new equity awards under the accelerated expense attribution method, recognition of the related compensation expense would be front-loaded in the requisite service period as opposed to being recognized evenly over the period.

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

•                  Anticipated 2006 expenses, margins and operating performance;

•                  Expected launch of new products;

•                  Anticipated expenses and spending;

•                  Planned and continuing clinical trials;

•                  Anticipated regulatory changes and approvals; and

•                  The sufficiency of capital resources to fund our operations.

These forward-looking statements are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements speak only as of the date of this report, and we do not undertake any obligation to update or revise them, except as required by law. We refer you to our description of the risk factors related to our business, which are contained in the section entitled “Risk Factors” in our 2005 Form 10-K. As a result of these and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.   A substantial amount of our business is conducted in Europe and is therefore influenced to the extent to which there are fluctuations in the U.S. Dollar’s value in relation to other currencies, specifically the Euro. The exchange rates at March 31, 2006 and December 31, 2005 were .83 Euros and .84 Euros per U.S. Dollar, respectively. The weighted average exchange rate for the three months ended March 31, 2006 and 2005 was .83 Euros and .76 Euros per U.S. Dollar, respectively. The net effect of foreign currency translation on our Condensed Consolidated Financial Statements for the three months ended March 31, 2006 was a net increase of $1,060,000 and the cumulative historical effect as of March 31, 2006 was an increase of $2,820,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive income. The carrying value of assets and liabilities can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, we do not plan to modify our business practices.

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

Interest Rates.   The weighted average interest rate on our short-term borrowings is 4.0% and the amount of borrowings outstanding is $2,795,000 as of March 31, 2006. The effect of an increase in interest rates of one percentage point (one hundred basis points) to an average of 5.0% on short-term borrowings would have the effect of increasing interest expense by approximately $28,000 annually.

Item 4.                          Controls and Procedures

Bentley maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Bentley’s reports that are filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required for each report and that such information is reported to Bentley’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Bentley’s management carried out an evaluation, with the participation of Bentley’s principal executive officer and principal financial officer, of the effectiveness of Bentley’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, Bentley’s principal executive officer and principal financial officer concluded that Bentley’s disclosure controls and procedures were effective as of March 31, 2006.

There was no change in Bentley’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of Bentley’s internal controls that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Bentley’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2006 through January 31, 2006	—	$—	—	—
February 1, 2006 through February 28, 2006	—	—	—	—
March 1, 2006 through March 31, 2006	307,401	13.208	—	—

Total	307,401	$13.208	—	—

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

BENTLEY PHARMACEUTICALS, INC.
Registrant
May 10, 2006	By:	/s/ JAMES R. MURPHY
James R. Murphy
Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)
May 10, 2006	By:	/s/ MICHAEL D. PRICE
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