Form 10-Q
period 2006-06-30
BENTLEY PHARMACEUTICALS INC
filed 2006-08-09
CIK 821616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The number of shares of the registrant’s common stock outstanding as of August 9, 2006 was 22,186,680.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended June 30, 2006

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$23,961	$32,384
Marketable securities	3,001	462
Receivables, net	32,691	26,916
Inventories, net	15,032	12,147
Deferred taxes	1,280	1,099
Prepaid expenses and other	1,915	2,069
Total current assets	77,880	75,077

Non-current assets:
Fixed assets, net	40,673	33,366
Drug licenses and related costs, net	14,529	13,858
Restricted cash	1,000	1,000
Other	1,091	919
Total non-current assets	57,293	49,143
	$135,173	$124,220

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,000	$15,462
Accrued expenses	12,149	9,428
Short-term borrowings	1,309	2,608
Current portion of long-term debt	375	387
Deferred income	1,044	795
Total current liabilities	31,877	28,680

Non-current liabilities:
Deferred taxes	1,760	1,665
Deferred income	3,126	2,286
Total non-current liabilities	4,886	3,951

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 2,000 shares, issued and outstanding, none	—	—
Common stock, $0.02 par value, authorized 100,000 shares, issued and outstanding, 22,173 and 21,923 shares	443	438
Additional paid-in capital	138,737	139,381
Accumulated deficit	(46,201)	(49,990)
Accumulated other comprehensive income	5,431	1,760
Total stockholders’ equity	98,410	91,589
	$135,173	$124,220

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Income Statements

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2006	2005	2006	2005
Revenues:
Net product sales	$26,457	$23,433	$53,027	$46,712
Licensing and collaboration revenues	2,526	1,331	4,234	2,296
Total revenues	28,983	24,764	57,261	49,008

Cost of net product sales	12,471	11,367	25,404	22,819

Gross profit	16,512	13,397	31,857	26,189

Operating expenses:
Selling and marketing	4,242	4,223	8,381	8,615
General and administrative	4,398	3,018	8,906	6,036
Research and development	2,495	1,608	5,403	2,959
Depreciation and amortization	445	559	881	943
Total operating expenses	11,580	9,408	23,571	18,553

Income from operations	4,932	3,989	8,286	7,636

Other income (expenses):
Interest income	185	211	438	372
Interest expense	(34)	(62)	(94)	(110)
Other, net	36	24	36	24

Income before income taxes	5,119	4,162	8,666	7,922

Provision for income taxes	2,484	1,554	4,877	3,144

Net income	$2,635	$2,608	$3,789	$4,778

Net income per common share:
Basic	$0.12	$0.12	$0.17	$0.22
Diluted	$0.12	$0.12	$0.16	$0.21

Weighted average common shares outstanding:
Basic	22,170	21,395	22,063	21,356
Diluted	22,876	22,603	23,380	22,568

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

	$.02 Par Value		Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive
(in thousands)	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2005	21,923	$438	$139,381	$(49,990)	$1,760	$91,589
Comprehensive income (loss):
Net income	—	—	—	3,789	—	3,789
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	3,671	3,671
Comprehensive income						$7,460

Exercise of stock options	548	11	2,452	—	—	2,463
Purchase of treasury shares	(307)	(6)	(4,054)	—	—	(4,060)
Equity-based compensation	9	—	958	—	—	958
Balance at June 30, 2006	22,173	$443	$138,737	$(46,201)	$5,431	$98,410

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
(in thousands)	2006	2005

Cash flows from operating activities:
Net income	$3,789	$4,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,630	2,592
Equity-based compensation expense	958	114
Loss on disposal of assets	52	124
Other non-cash items	6	17
(Increase) decrease in assets and increase (decrease) in liabilities:
Receivables	(4,117)	(2,836)
Inventories	(2,073)	(2,938)
Deferred income taxes	(112)	(121)
Prepaid expenses and other current assets	208	(502)
Other assets	(187)	(33)
Accounts payable and accrued expenses	2,828	6,663
Deferred income	863	1,523
Other liabilities	—	(5)
Net cash provided by operating activities	4,845	9,376

Cash flows from investing activities:
Additions to fixed assets	(7,316)	(3,745)
Additions to drug licenses and related costs	(871)	(1,017)
Purchase of investments	(2,377)	—
Net cash used in investing activities	(10,564)	(4,762)

(Continued on following page)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Concluded)

	For the Six Months Ended June 30,
(in thousands)	2006	2005
Cash flows from financing activities:
Proceeds from the exercise of stock options	$115	$145
Remittance of employee tax liabilities in exchange for common stock tendered to the Company	(1,713)	(1,060)
Proceeds from borrowings	1,404	919
Repayment of borrowings	(2,870)	(834)
Net cash used in financing activities	(3,064)	(830)

Effect of exchange rate changes on cash	360	(1,470)

Net (decrease) increase in cash and cash equivalents	(8,423)	2,314

Cash and cash equivalents at beginning of period	32,384	34,230

Cash and cash equivalents at end of period	$23,961	$36,544

Supplemental Disclosures of Cash Flow Information
The Company paid cash during the period for:
Interest	$90	$98
Foreign income taxes	$2,152	$1,260

Supplemental Disclosures of Non-Cash Financing and Investing Activities
The Company has issued Common Stock as equity-based compensation in lieu of cash during the period as follows:
Shares	9	12
Amount	$127	$111

Amounts included in accounts payable at end of period for fixed asset and drug license purchases	$2,096	$1,982

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

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

History and Operations

Bentley Pharmaceuticals, Inc. and Subsidiaries (which may be referred to as Bentley or the Company), headquartered in the U.S., is an international specialty pharmaceutical company, incorporated in the State of Delaware, focused on:

•                  Specialty Generics: development, licensing and sales of generic and branded generic pharmaceutical products and active pharmaceutical ingredients (API) and the manufacturing of pharmaceuticals for others; and

•                  Drug Delivery: research, development and licensing/commercialization of advanced drug delivery technologies and pharmaceutical products.

Bentley’s pharmaceutical product sales and licensing activities are based primarily in Spain, where it has a significant commercial presence and manufactures and markets approximately 110 products of various dosages and strengths through three wholly-owned Spanish subsidiaries: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. Bentley’s products include approximately 160 product presentations in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. Although most of the sales of these products are currently in the Spanish market, the Company has experienced increasing sales in other European countries and other geographic regions through strategic alliances with companies in these territories.  The Company continually adds to its product portfolio in response to increasing market demand for generic and branded generic therapeutic agents and, when appropriate, divests portfolio products considered to be redundant or that have become non-strategic.  The Company also owns a manufacturing facility in Spain that specializes in the manufacturing of several API. This facility has been approved by the U.S. Food and Drug Administration (“FDA”) for the manufacture of one ingredient for marketing and sale in the U.S. The Company markets its API products through its Spanish subsidiary, Bentley A.P.I.  The Company also has an Irish subsidiary, Bentley Pharmaceuticals Ireland Limited, which received its first marketing approval by the Irish Medicines Board in 2005 and expects to fill its first product sales order in the fourth quarter of 2006.

The Company has U.S. and international patents and other proprietary rights to technologies that facilitate the absorption of drugs. Bentley is developing products that incorporate its drug delivery technologies and has licensed applications of its proprietary CPE-215® drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim® in the U.S. market in February 2003.  Testim, which incorporates Bentley’s CPE-215 drug delivery technology, is a gel used for testosterone replacement therapy. Bentley continues to seek other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using its drug delivery technologies.

Basis of Condensed Consolidated Financial Statements

The Condensed Consolidated Financial Statements of Bentley as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted insofar as such information was disclosed in the Company’s consolidated financial statements for the year ended December 31, 2005.  These Condensed Consolidated Financial Statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in Bentley’s Annual Report on Form 10-K for the year ended December 31, 2005.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2005 (with the exception of equity-based compensation expense discussed in the “Equity-based compensation — required change in accounting principle” note below and royalty revenues on Auxilium’s sales of Testim discussed in the “Revenue recognition” note below) and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Bentley’s financial position as of June 30, 2006 and the results of its operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005.  The results of operations for the six months ended June 30, 2006 should not necessarily be considered indicative of the results to be expected for the full year ending December 31, 2006.

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

Included in cash and cash equivalents at June 30, 2006 and December 31, 2005 are approximately $6,671,000 and $11,513,000 respectively, of short-term investments considered to be cash equivalents, as the original maturity dates of such investments were three months or less when purchased.

Marketable securities

The Company has investments in securities, with maturities of greater than three months when purchased, which are classified as available-for-sale, totaling $3,001,000 as of June 30, 2006, compared to $462,000 as of December 31, 2005. The Company’s investments are carried at amortized cost which approximates fair value due to the short-term nature of these investments.  Accordingly, no unrealized gains or losses have been recognized on these investments. Should the fair values differ significantly from the amortized costs, unrealized gains or losses would be included as a component of other comprehensive income (loss).

Receivables

Receivables consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Trade receivables (of which $1,309 and $2,595, respectively, collateralize short-term borrowings with Spanish financial institutions)	$28,921	$21,293
VAT receivable	2,120	2,270
Royalties receivable	1,947	2,861
Other	2	694
	32,990	27,118
Less-allowance for doubtful accounts	(299)	(202)
	$32,691	$26,916

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (“FIFO”) method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand.

Inventory balances are comprised of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$7,188	$6,414
Finished goods	7,913	5,869
	15,101	12,283
Less allowance for slow moving inventory	(69)	(136)
	$15,032	$12,147

Fixed assets

Fixed assets consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Land	$2,781	$2,673
Buildings and improvements	18,986	14,151
Equipment	18,245	16,742
Furniture and fixtures	1,987	1,974
Other	323	148
	42,322	35,688
Capital in-progress	10,882	7,748
	53,204	43,436
Less accumulated depreciation	(12,531)	(10,070)
	$40,673	$33,366

In order to support the Company’s growth in Europe and prepare for prescription sales in the U.S., management is adding additional capacity to its manufacturing facilities through a series of improvements. The Company invested approximately $7,316,000 in capital additions during the six months ended June 30, 2006, primarily for buildings and improvements.

Depreciation expense of approximately $148,000 and $172,000 has been charged to operations as a component of depreciation and amortization expense in the Consolidated Income Statements for the six months ended June 30, 2006 and 2005, respectively. Depreciation totaling approximately $1,749,000 and $1,649,000 has been included in cost of net product sales during the six months ended June 30, 2006 and 2005, respectively.

Stockholders’ equity

A substantial amount of the Company’s business is conducted in Europe and is therefore influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, especially the Euro. The exchange rates at June 30, 2006 and December 31, 2005 were .80 Euros and .84 Euros per U.S. Dollar, respectively. The weighted average exchange rates for the three month periods ended June 30, 2006 and 2005 were .80 Euros and .79 Euros per U.S. Dollar, respectively. The weighted average exchange rates for the six month periods ended June 30, 2006 and 2005 were .81 Euros and .78 Euros per U.S. Dollar, respectively. The net effect of foreign currency translation on our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2006 was a net increase of $2,611,000 and $3,671,000, respectively, and the cumulative historical effect as of June 30, 2006 was an increase of $5,431,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive income.  The carrying value of assets and liabilities can be materially affected by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, management does not plan to modify its business practices.

Supplemental disclosures related to Consolidated Statements of Cash Flows

During the six months ended June 30, 2006, the Chief Executive Officer (“CEO”) and the Chief Medical Officer (“CMO”) of the Company exercised stock options to purchase an aggregate of 533,300 shares of the Company’s Common Stock. In satisfaction of the option exercise prices, the Company received an aggregate of approximately 177,800 shares of previously acquired Bentley Common Stock, with a fair market value of approximately $2,347,500. The Company also received a total of approximately 129,600 shares of Common Stock, with a fair market value of approximately $1,712,800, from these employees in order to satisfy minimum federal and statutory tax withholding requirements. The shares of Common Stock acquired by the Company in connection with these stock option exercises were recorded at fair market value and are held by the Company as treasury shares.  As of June 30, 2006 and December 31, 2005, the Company has recorded approximately 738,200 and 430,800 shares, respectively, as treasury stock, with an historical cost of $9,377,000 and $5,321,000, respectively, which has been accounted for as a reduction of additional paid in capital.

During the six months ended June 30, 2005, the Chief Executive Officer (“CEO”), the Chief Financial Officer (“CFO”) and the Chief Medical Officer (“CMO”) of the Company exercised stock options to purchase an aggregate of 476,000 shares of the Company’s Common Stock. In satisfaction of the option exercise prices, the Company received approximately $145,000 in cash proceeds and an aggregate of approximately 123,000 shares of previously acquired Bentley Common Stock, with a fair market value of approximately $1,359,000.  The Company also received a total of approximately 96,000 shares of Common Stock, with a fair market value of approximately $1,060,000, from the three employees in order to satisfy minimum federal and statutory tax withholding requirements, which taxes were paid by the Company during the six months ended June 30, 2005. The shares of Common Stock acquired by the Company in connection with these stock option exercises were recorded at fair market value and are held by the Company as treasury shares.

Revenue recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred when the customer takes possession of the product. The Company provides its customers with a limited right of return. Revenue is recognized upon delivery and a reserve for sales returns is recorded when considered appropriate. The Company has demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, (SFAS No. 48) and of allowances for doubtful accounts based on significant historical experience.

Revenue from service, research and development, and licensing agreements is recognized when the service procedures have been completed or as revenue recognition criteria have been met for each separate unit of accounting as defined in Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  The Company has deferred the recognition of approximately $3,486,000 and $2,594,000 of licensing revenues as of June 30, 2006 and December 31, 2005, respectively, for which the earnings process has not been completed.

The Company earns royalty revenues on Auxilium’s sales of Testim, which incorporates the Company’s CPE-215 permeation enhancement technology. Since 2003, Auxilium has sold Testim to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased product prior to the units being dispensed through patient prescriptions. Historically, customer returns were not able to be reasonably estimated. Therefore, in accordance with SFAS No. 48, the Company deferred the recognition of royalty revenues on product shipments of Testim until the units were dispensed through patient prescriptions. During the quarter ended June 30, 2006, the Company recorded a one-time increase in royalty revenues of approximately $479,000, or $.02 per share, due to a change in estimate which, based on historical experience, allowed it to reasonably estimate future product returns on sales of Testim. As a result of the change in estimate, there were no deferred Testim royalties as of June 30, 2006. Deferred income from Testim royalties totaled $348,000 as of December 31, 2005.

Provision for income taxes

As a result of reporting taxable income in Spain, the Company recorded provisions for foreign income taxes totaling $4,877,000 and $3,144,000 for the six months ended June 30, 2006 and 2005, respectively.  The provisions represented 34% and 33% of the pre-tax income reported in Spain of $14,176,000 and $9,490,000 for the six months ended June 30, 2006 and 2005, respectively. Effective October 2005, the Company executed intercompany agreements between Bentley Pharmaceuticals, Inc. and Bentley Pharmaceuticals Ireland Limited to license non-U.S. rights of certain technologies owned by Bentley Pharmaceuticals, Inc. and provide for cost-sharing of subsequent development efforts on those technologies.  These arrangements are intercompany in nature, and the resulting income and expenses between the entities are eliminated in consolidation. As future operating profits in the U.S. and Ireland cannot be reasonably assured, no tax benefit has been recorded for the related losses, which totaled approximately $5,510,000 and $1,568,000 for the six months ended June 30, 2006 and 2005, respectively. Accordingly, the Company has established valuation allowances equal to the full amount of the U.S. and Irish deferred tax assets. Consequently, the provisions represented 56% and 40% of consolidated pre-tax income for the six months ended June 30, 2006 and 2005, respectively.

Should the Company determine that it is more likely than not that it will realize certain of its net deferred tax assets for which it has previously provided valuation allowances, an adjustment would be required to reduce the existing valuation allowances. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. No additional potential tax contingencies were considered to be probable and reasonably estimable as of June 30, 2006. However, there is the possibility that the ultimate resolution of such potential contingencies could have an adverse effect on the Company’s Consolidated Financial Statements in the future.

Basic and diluted net income per common share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during each period. The Company included the dilutive effect of outstanding stock options, as calculated using the treasury stock method and restricted stock units, when determining the diluted net income per common share for the three and six months ended June 30, 2006 and 2005.

The following is a reconciliation between basic and diluted net income per common share for the three and six months ended June 30, 2006 and 2005.  Dilutive securities issuable for the three and six months ended June 30, 2006 include approximately 706,000 and 1,317,000 dilutive incremental shares, respectively, issuable as a result of various stock options and restricted stock units that are outstanding. Dilutive securities issuable for the three and six months ended June 30, 2005 included approximately 1,208,000 and 1,212,000 dilutive incremental shares, respectively, issuable as a result of various stock options and unvested restricted stock units that were outstanding. See the discussion of stock options and restricted stock units in the section below entitled “Equity-based compensation — required change in accounting principal”.

For the three months ended June 30, 2006 (in thousands, except per share data):

	Basic EPS	Effect of Dilutive Securities	Diluted EPS
Net Income	$2,635	$—	$2,635
Weighted Average Common Shares Outstanding	22,170	706	22,876
Net Income Per Common Share	$0.12	$—	$0.12

For the three months ended June 30, 2005 (in thousands, except per share data):

	Basic EPS	Effect of Dilutive Securities	Diluted EPS
Net Income	$2,608	$—	$2,608
Weighted Average Common Shares Outstanding	21,395	1,208	22,603
Net Income Per Common Share	$0.12	$—	$0.12

For the six months ended June 30, 2006 (in thousands, except per share data):

	Basic EPS	Effect of Dilutive Securities	Diluted EPS
Net Income	$3,789	$—	$3,789
Weighted Average Common Shares Outstanding	22,063	1,317	23,380
Net Income Per Common Share	$0.17	$(0.01)	$0.16

For the six months ended June 30, 2005 (in thousands, except per share data):

	Basic EPS	Effect of Dilutive Securities	Diluted EPS
Net Income	$4,778	$—	$4,778
Weighted Average Common Shares Outstanding	21,356	1,212	22,568
Net Income Per Common Share	$0.22	$(0.01)	$0.21

Excluded from the diluted EPS presentation for the three and six months ended June 30, 2006 were options to purchase an aggregate of approximately 644,000 and 10,000 shares of Common Stock, respectively, at exercise prices greater than the average fair value of the Common Stock for the three and six months ended June 30, 2006.

Excluded from the diluted EPS presentation for each of the three and six months ended June 30, 2005 were options to purchase an aggregate of approximately 1,741,000 of Common Stock at exercise prices greater than the average fair value of the Common Stock for the three and six months ended June 30, 2005.

Equity-based compensation — required change in accounting principle

In December 2004, the Financial Accounting Standards Board (“the FASB”) issued SFAS No. 123 (Revised), Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123 (Revised) focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for equity-based payment transactions and requires that the cost resulting from those transactions be recognized in the financial statements.  The Company has equity-based employee compensation plans that are described more fully in Note 11 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2005.  The Company adopted SFAS No. 123 (Revised) effective January 1, 2006 using the modified-prospective transition method. The Company uses the accelerated expense attribution method pursuant to FASB Interpretation No. (“FIN”) 28 for all options previously accounted for under APB Opinion No 25. Equity-based compensation attributable to equity awards granted subsequent to December 31, 2005 will be recognized using the straight-line method pursuant to SFAS No. 123 (Revised).  During the six months ended June 30, 2006, the Company awarded approximately 431,000 stock options and approximately 129,000 restricted stock units.

The Company has in effect stock option and equity incentive plans (the “Plans”), pursuant to which directors, officers, employees and consultants of the Company have been awarded grants of options to purchase the Company’s Common Stock and restricted stock units. The Company’s shareholders voted to increase the number of shares of Common Stock authorized for issuance pursuant to the Company’s Amended and Restated 2005 Equity and Incentive Plan by 750,000 shares in May 2006.  As of June 30, 2006, approximately 4,685,700 shares of Common Stock have been reserved for issuance under the Plans, of which approximately 360,200 are outstanding that were issued under the 1991 Stock Option Plan, approximately 2,617,700 are outstanding that were issued under the 2001 Employee and Director Plans and 949,800 are outstanding that were issued under the Amended and Restated 2005 Equity and Incentive Plan. The balance of approximately 758,000 shares is available for future issuance under the Amended and Restated 2005 Equity and Incentive Plan, which is now the successor to all the other Plans.  Of the shares available for future issuance, approximately 319,200 are available for future stock options and the remainder are available for any type of award allowed under the plan.

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

The fair value of each restricted stock unit award is estimated on the date of grant using the Company’s closing stock price on the New York Stock Exchange on the date of the award. Restricted stock units granted to employees vest annually over four years, which is the requisite service period.  Shares of Common Stock underlying vested units become issuable to each employee on each annual vesting date.  Restricted stock units granted to non-employee directors vest quarterly over one year, which is the related requisite service period.  Shares of Common Stock underlying vested units become issuable to each director upon termination of service as a member of the Board of Directors.

The adoption of SFAS No. 123 (Revised) in 2006 resulted in incremental equity-based compensation expense of approximately $826,000, or $0.04 per basic and diluted share, for the six months ended June 30, 2006, of which approximately $15,000 is included in cost of sales, approximately $8,000 is included in selling and marketing expenses, approximately $521,000 is included in general and administrative expenses and approximately $282,000 is included in research and development expenses. The incremental equity-based compensation expense resulted in a reduction in net income of $363,000 for the three months ended June 30, 2006, or $0.02 per basic and diluted share. No related compensation expense was capitalized as the cost of an asset and there was no impact on net cash provided by operating activities or net cash used in financing activities as a result of these transactions.

At the discretion of the Compensation Committee of the Board of Directors, the Company may grant shares of its Common Stock to employees in lieu of cash compensation. The Company also sponsors a 401(k) Plan for eligible employees and matches eligible contributions with shares of the Company’s common stock. The Company issued approximately 4,500 shares of common stock to its 401(k) Plan as matching contributions during each of the three months ended June 30, 2006 and 2005, and approximately 8,800 shares and 11,800 shares during the six months ended June 30, 2006 and 2005, respectively.  These shares are recorded at their fair value on the last day of each payroll period in which they are earned.  All Company matching contributions vest 25% each year for the first four years of each employee’s employment in which the employee works for the Company at least 1,000 hours.

In addition to the equity-based compensation expense attributable to SFAS No. 123 (Revised) discussed above, the Company also recorded non-cash equity-based compensation expense, primarily related to matching contributions to the Company’s 401(k) Plan.  General and administrative expenses for the three and six months ended June 30, 2006 include approximately $26,000 and $60,000, respectively, of such non-cash, equity-based compensation and general and administrative expenses for the three and six months ended June 30, 2005 include approximately $32,000 and $44,000, respectively, of such non-cash, equity-based compensation.  Research and development expenses for the three and six months ended June 30 include approximately $23,000 and $70,000, respectively, of other non-cash, equity-based compensation in both 2006 and 2005.

As the Company previously adopted only the pro forma disclosure provisions of SFAS No. 123, compensation cost relating to the unvested portion of equity-based awards granted prior to the date of adoption will continue to be recognized using the same estimate of the grant-date fair value and the same accelerated attribution method used to determine the pro forma disclosures under SFAS No. 123, except that the unamortized compensation expense related to those awards will be reduced for estimated forfeitures, as required by SFAS No. 123 (Revised).

The following table details the reported effect that equity-based compensation expense had on net income and earnings per share for the three and six months ended June 30, 2006 and the pro forma effect that equity-based compensation expense would have had on net income and earnings per share for the three and six months ended June 30, 2005.  The reported net income and earnings per share for the three and six months ended June 30, 2006 in the table below includes the equity-based compensation expense actually recorded in the three and six months ended June 30, 2006 under the provisions of SFAS No. 123 (Revised). The amounts for the three and six months ended June 30, 2006 are included in the table below only to provide a comparative presentation to the prior year required disclosure (in thousands, except per share data), which was prepared in accordance with SFAS No. 123, as originally issued.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net income, as reported	$2,635	$2,608	$3,789	$4,778
Add: Equity-based employee compensation expense included in reported net income	414	55	958	114
Deduct: Total equity-based employee compensation expense determined under fair value method for all awards	(414)	(763)	(958)	(1,333)
Net income / pro forma net income	$2,635	$1,900	$3,789	$3,559
Net income per common share:
Basic—as reported	$0.12	$0.12	$0.17	$0.22
Basic—pro forma		$0.09		$0.17

Diluted—as reported	$0.12	$0.12	$0.16	$0.21
Diluted—pro forma		$0.08		$0.16

A summary of stock option award activity under the Plans as of June 30, 2006 and changes during the six month period then ended are presented below (shares and aggregate intrinsic values in thousands).

	For the Six Months Ended June 30, 2006
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2005	3,916	$8.72
Granted	431	11.78
Exercised	(548)	4.49
Forfeited	—	—
Expired	—	—
Options outstanding, June 30, 2006	3,799	$9.67	7.08	$2,619

Options exercisable, June 30, 2006	2,978	$9.54	5.52	$1,561

A summary of restricted stock units award activity under the Amended and Restated 2005 Equity and Incentive Plan as of June 30, 2006 and changes during the six month period then ended are presented below (shares and aggregate intrinsic values in thousands).

	For the Six Months Ended June 30, 2006
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Restricted stock units outstanding December 31, 2005	—	$—
Granted	129	11.67
Vested	—	—
Forfeited	—	—
Restricted stock units outstanding, June 30, 2006	129	$11.67	2.96	$1,397

As of June 30, 2006, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $1,379,000 and is expected to be recognized over a weighted average period of approximately 3.0 years. All of the Company’s restricted stock units were unvested as of June 30, 2006.

The table below summarizes options outstanding and exercisable at June 30, 2006 (number of options in thousands):

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price
$2.00 - $3.00	70	$2.74	2.4	70	$2.74
5.70 -5.88	142	5.84	3.9	142	5.84
6.00 -6.33	316	6.01	4.9	316	6.01
7.10 -7.39	182	7.31	6.8	114	7.26
7.50	370	7.50	8.8	124	7.50
8.00 -8.93	323	8.27	6.5	323	8.27
9.00 -9.80	498	9.70	5.5	498	9.70
10.04	298	10.04	6.9	298	10.04
10.38 -10.79	200	10.76	8.2	195	10.77
11.00 -11.78	831	11.58	8.7	350	11.28
12.01 -12.55	153	12.39	8.1	133	12.44
13.30	373	13.30	7.5	373	13.30
13.48 -15.83	43	14.07	7.4	42	14.08
$2.00 - $15.83	3,799	$9.67	7.1	2,978	$9.54

During the second quarter of 2006, the Company granted 89,000 restricted stock units to employees with a weighted average grant date fair value of $11.63 and 40,000 restricted stock units to non-employee directors with a weighted average grant date fair value of $11.78.  There were no restricted stock unit awards prior to the second quarter of 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.  Assumptions and the resulting fair value for option awards during the three and six month periods ended June 30, 2006 and 2005 are provided below (results may vary depending on the assumptions applied within the model):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Risk-free interest rate	4.97%	3.56%	4.97%	3.82%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	5 years	5 years	5 years	5 years
Volatility	46.30%	45.02%	46.30%	45.25%
Fair value of options granted	$5.54	$4.17	$5.54	$3.73

The expected life (estimated period of time outstanding) of options granted is estimated to be five years and is based on historical exercise behaviors.  The volatility of the Company’s stock is calculated on the grant date of each equity award using daily price observations over a period of time commensurate with the related requisite service period.  The risk-free interest rate is based on the yield curve of U.S. Treasury securities in effect at the date of the grant, having a duration commensurate with the estimated life of the award.

A summary of the activity for nonvested share awards as of June 30, 2006 and 2005 is provided below with changes during the six month periods ended June 30, 2006 and 2005 (shares in thousands).

	For the Six Months Ended June 30,
	2006		2005
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options outstanding, beginning of the period	840	$4.35	748	$5.58
Granted	431	5.53	669	3.77
Vested	(450)	(4.88)	(515)	(5.09)
Forfeited	—	—	(9)	4.72
Nonvested options outstanding, end of the period	821	$4.68	893	$4.36

As of June 30, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $2,883,000 and is expected to be recognized over a weighted average period of approximately 2.48 years.

Options to purchase approximately 548,000 and 476,000 shares of Common Stock were exercised during the six months ended June 30, 2006 and 2005, respectively.  Net cash proceeds to the Company from the 2006 and 2005 exercises totaled approximately $115,000 and $145,000, respectively, while the total intrinsic value (the excess of the market price over the exercise price) of those option exercises was approximately $4,795,000 and $3,757,000, respectively. As future operating profits in the U.S. cannot be reasonably assured, no tax benefit resulting from the settlement of U.S. awards has been recorded. The total fair value of stock options that vested during the six months ended June 30, 2006 and 2005 was approximately $2,196,000 and $2,621,000, respectively.

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

Business segment information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, defines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company’s operating segments. Bentley is headquartered in the U.S. and operates in two business segments, specialty generics and drug delivery, and two geographical locations (Europe and the U.S.).

The Company’s specialty generics segment is based in Europe and manufactures a growing portfolio of generic and branded generic pharmaceuticals in Europe for the treatment of cardiovascular, gastrointestinal, infectious and central nervous system diseases through its subsidiary, Laboratorios Belmac, and markets these pharmaceutical products through its subsidiaries, Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. Bentley Pharmaceuticals Ireland Limited has received its first product sales order and expects to launch the first product in the fourth quarter of this year.

The Company’s drug delivery segment is based in both the U.S. and Europe and is focused on the advancement of proprietary drug delivery technologies that enhance or facilitate the absorption of pharmaceutical compounds across various membranes.  The drug delivery activities consist primarily of licensing, product research and development, business development, corporate management and administration.

Set forth in the tables below is certain financial information with respect to the Company’s business and geographical segments for the three and six months ended June 30, 2006 and 2005 and as of June 30, 2006 and December 31, 2005. These segments use the same accounting policies as those described in the summary of significant accounting policies in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

For the three months ended June 30, 2006 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$26,457	$—	$—	$—	$26,457
Licensing and collaboration revenues	165	—	—	2,361	2,526
Total revenue	26,622	—	—	2,361	28,983
Cost of net product sales	12,471	—	—	—	12,471
Gross Profit	14,151	—	—	2,361	16,512
Selling and marketing expense	4,242	—	—	—	4,242
General and administrative expense	1,937	506	19	1,936	4,398
Research and development expense	459	—	1,018	1,018	2,495
Depreciation and amortization expense	260	21	—	164	445
Income from operations	7,253	(527)	(1,037)	(757)	4,932
Interest income	9	—	—	176	185
Interest expense	(34)	—	—	—	(34)
Other income (expense), net	36	—	—	—	36
Income before income taxes	7,264	(527)	(1,037)	(581)	5,119
Provision for income taxes	2,484	—	—	—	2,484
Net income (loss)	4,780	(527)	(1,037)	(581)	2,635
Expenditures for fixed assets	3,937	—	—	97	4,034
Expenditures for drug licenses	210	—	—	140	350

For the three months ended June 30, 2005 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$23,433	$—	$—	$—	$23,433
Licensing and collaboration revenues	75	—	—	1,256	1,331
Total revenues	23,508	—	—	1,256	24,764
Cost of net product sales	11,367	—	—	—	11,367
Gross profit	12,141	—	—	1,256	13,397
Selling and marketing expense	4,223	—	—	—	4,223
General and administrative expense	2,056	54	—	908	3,018
Research and development expense	656	—	—	952	1,608
Depreciation and amortization expense	382	21	—	156	559
Income from operations	4,824	(75)	—	(760)	3,989
Interest income	25	—	—	186	211
Interest expense	(62)	—	—	—	(62)
Other income (expense), net	24	—	—	—	24
Income before income taxes	4,811	(75)	—	(574)	4,162
Provision for income taxes	1,554	—	—	—	1,554
Net income (loss)	3,257	(75)	—	(574)	2,608
Expenditures for fixed assets	2,032	—	—	11	2,043
Expenditures for drug licenses	195	—	—	225	420

For the six months ended June 30, 2006 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$53,027	$—	$—	$—	$53,027
Licensing and collaboration revenues	239	—	—	3,995	4,234
Total revenues	53,266	—	—	3,995	57,261
Cost of net product sales	25,404	—	—	—	25,404
Gross profit	27,862	—	—	3,995	31,857
Selling and marketing expense	8,381	—	—	—	8,381
General and administrative expense	3,875	948	68	4,015	8,906
Research and development expense	953	—	2,225	2,225	5,403
Depreciation and amortization expense	514	42	—	325	881
Income from operations	14,139	(990)	(2,293)	(2,570)	8,286
Interest income	55	—	—	383	438
Interest expense	(94)	—	—	—	(94)
Other income (expense), net	36	—	—	—	36
Income before income taxes	14,136	(990)	(2,293)	(2,187)	8,666
Provision for income taxes	4,877	—	—	—	4,877
Net income (loss)	9,259	(990)	(2,293)	(2,187)	3,789
Expenditures for fixed assets	7,137	—	—	179	7,316
Expenditures for drug licenses	556	—	—	315	871

For the six months ended June 30, 2005 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$46,712	$—	$—	$—	$46,712
Licensing and collaboration revenues	170	—	—	2,126	2,296
Total revenues	46,882	—	—	2,126	49,008
Cost of net product sales	22,819	—	—	—	22,819
Gross profit	24,063	—	—	2,126	26,189
Selling and marketing expense	8,615	—	—	—	8,615
General and administrative expense	4,181	131	—	1,724	6,036
Research and development expense	1,138	—	—	1,821	2,959
Depreciation and amortization expense	599	42	—	302	943
Income from operations	9,530	(173)	—	(1,721)	7,636
Interest income	44	—	—	328	372
Interest expense	(110)	—	—	—	(110)
Other income (expense), net	24	—	—	—	24
Income before income taxes	9,488	(173)	—	(1,393)	7,922
Provision for income taxes	3,144	—	—	—	3,144
Net income (loss)	6,344	(173)	—	(1,393)	4,778
Expenditures for fixed assets	3,637	—	—	108	3,745
Expenditures for drug licenses	503	—	—	514	1,017

As of June 30, 2006 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Receivables, net	$30,702	$—	$—	$1,989	$32,691
Other current assets	28,589	—	—	16,600	45,189
Fixed assets	38,405	—	—	2,268	40,673
Drug licenses and related costs	9,568	1,703	—	3,258	14,529
Other non-current assets	1,647	—	—	444	2,091
Total assets	108,911	1,703	—	24,559	135,173
Current liabilities	29,503	271	13	2,090	31,877
Non-current liabilities	4,886	—	—	—	4,886
Total liabilities	34,389	271	13	2,090	36,763

As of December 31, 2005 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Receivables, net	$23,469	$—	$—	$3,447	$26,916
Other current assets	25,443	—	—	22,718	48,161
Fixed assets	31,189	—	—	2,177	33,366
Drug licenses and related costs	8,931	1,581	—	3,346	13,858
Other non-current assets	1,615	—	—	304	1,919
Total assets	90,647	1,581	—	31,992	124,220
Current liabilities	25,639	97	—	2,944	28,680
Non-current liabilities	3,943	—	—	8	3,951
Total liabilities	29,582	97	—	2,952	32,631

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which will become effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes” by requiring the application of a “more likely than not” threshold for the recognition and derecognition of tax positions. The Company is currently assessing what impact, if any, the adoption of this interpretation will have on its consolidated financial statements.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2005 Annual Report on Form 10-K, which has been previously filed with the SEC. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2005 Annual Report on Form 10-K under Item 1A, “Risk Factors”.

Change in Estimate

As discussed in the Notes to Condensed Consolidated Financial Statements and under the heading “Critical Accounting Policies and Estimates” set forth below, during the quarter ended June 30, 2006, we recorded a one-time increase in royalty revenues of approximately $479,000, or $.02 per share, due to a change in estimate which, based on historical experience, allowed us to reasonably estimate future product returns on sales of Testim. This one-time increase is reported in Licensing and collaboration revenues and Net income in the three and six months ended June 30, 2006.

Overview

We are a specialty pharmaceutical company focused on:

•                  Specialty Generics: development, licensing and sales of generic and branded generic pharmaceutical products and active pharmaceutical ingredients and the manufacturing of pharmaceuticals for ourselves and others in Spain, other parts of Europe and international markets, including the U.S. market; and

•                  Drug Delivery: research, development and licensing/commercialization of advanced proprietary drug delivery technologies for new and existing pharmaceutical products.

Specialty Generic Pharmaceuticals

Our pharmaceutical product sales activities are based in Spain, where we have a significant commercial presence and we manufacture and market approximately 110 pharmaceutical products of various dosages and strengths.  These products include approximately 160 product presentations in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. We market our branded generic and generic products to physicians, pharmacists and hospitals through our three separate sales and marketing organizations based in Spain: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. We target markets that offer compatible regulatory approval regimes and attractive product margins.  In August 2005, we formed an Irish subsidiary, Bentley Pharmaceuticals Ireland Limited, to assist in our European expansion strategy. Bentley Pharmaceuticals Ireland Limited received its first marketing approval by the Irish Medicines Board in November 2005. Bentley Pharmaceuticals Ireland Limited has also received its first product sales order and expects to launch the first product in the fourth quarter of this year. We are currently pursuing several alternatives for additional sales and distribution of our products through this entity.

We expect to grow our business by acquiring rights to market additional products to sell through our organization and our strategic alliances. We continually acquire rights to new products in response to increasing market demand for generic and branded generic therapeutic products.  For example, in November 2004, we entered into a collaboration agreement with Perrigo Company, the largest U.S. manufacturer of over-the-counter pharmaceutical and nutritional products for the store brand market, to co-develop and market in the U.S. and potentially other markets a generic pharmaceutical product that we produce in Spain.  When appropriate, we divest products that we consider to be redundant or that have become non-strategic.

We also own a manufacturing facility located in Zaragoza, Spain that specializes in the manufacture of several active pharmaceutical ingredients.  The facility has been approved by the FDA for the manufacture of one ingredient for marketing and sale in the U.S.  Our facility manufactures ingredients for pharmaceutical products that are marketed by other pharmaceutical companies both in Spain and in other international markets, including the U.S.  We manufacture and market these ingredients through our subsidiary, Bentley A.P.I.

Drug Delivery Technologies and Products

We develop products that incorporate our drug delivery technologies that we have acquired and developed in the United States.  We have licensed applications of our proprietary CPE-215 drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim, the first product incorporating our CPE-215 drug delivery technology, in the United States in February 2003.  Testim is a gel used for testosterone replacement therapy.  Testim is approved for marketing in Belgium, Canada, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom. We are in discussions with other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using our drug delivery technologies.

Research and Development Focus

In 2005 we reported the results of our Phase II study, which we had concluded in December 2004, for the intranasal delivery of insulin in Type I diabetes patients using our CPE-215 technology. We reported the results of that trial in an abstract titled “Intranasal Insulin Administration in Type I Diabetic Patients Utilizing CPE-215 Technology” at the American Diabetes Association 65th Scientific Sessions, June 10-14, 2005, in San Diego, California.  The full results of that trial were published in 2006 in the journal Diabetes Technology & Therapeutics, Volume 8, Number 1. Development and clinical programs for intranasal insulin will continue and expand both outside and inside the U.S. We are continuing our clinical programs to support our strategy for the eventual distribution of certain of our Spanish generic pharmaceutical products in other countries, including the U.S. through collaboration agreements similar to our agreement with Perrigo Company. We expect to continue to invest our resources to conduct clinical trials and support the required regulatory submissions for our clinical programs. We expect to incur increased costs for product formulation and testing efforts.

Effect of Foreign Currency Fluctuations

A substantial amount of our business is conducted in Europe and is therefore influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, especially the Euro. Foreign currency exchange rate fluctuations had very little impact on the results of our operations for the three months ended June 30, 2006, decreasing total revenues by approximately $16,000. A decrease in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the following impact on the results of our operations for the six months ended June 30, 2006 when reported in U.S. Dollars: (1) total revenues were decreased by approximately $1,728,000, (2) gross profit was decreased by approximately $866,000, (3) operating expenses were decreased by approximately $440,000, (4) provision for income taxes was decreased by approximately $137,000, and (5) net income was decreased by approximately $289,000. At the present time, we do not anticipate altering our business plans and practices to compensate for future currency fluctuations.

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

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005

Revenues by Segment

	For the Three Months Ended June 30,				Change
(in thousands)	2006	%	2005	%	$	%
Specialty Generics
Net product sales	$26,457	91%	$23,433	95%	$3,024	13%
Licensing and collaboration revenues	166	1%	75	*	91	121%
	26,623	92%	23,508	95%	3,115	13%
Drug Delivery
Licensing and collaboration revenues	2,360	8%	1,256	5%	1,104	88%

Total revenues	$28,983	100%	$24,764	100%	$4,219	17%

*                    Less than 1%

Revenues.     Our revenues are generated through our primary sales channels of branded generic pharmaceuticals, generic pharmaceuticals, sales to licensees and others and licensing and collaboration revenues. The following is a summary of our revenues by sales channel and top-selling product lines:

For the three months ended June 30, 2006:

(in thousands)	Revenues Within Spain
				Revenues
	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues
Omeprazole	$712	$4,310	$—	$—	$5,022	17%
Simvastatin	482	1,492	—	—	1,974	7%
Enalapril	1,379	407	—	—	1,786	6%
Paroxetine	398	799	—	—	1,197	4%
Lansoprazole	665	211	—	—	876	3%
All other products	2,478	2,609	171	270	5,528	19%
Sales to licensees and others	—	—	4,285	5,789	10,074	35%
Licensing and collaborations	—	—	166	2,360	2,526	9%
Total Revenues	$6,114	$9,828	$4,622	$8,419	$28,983	100%
% of Q-2 2006 Revenues	21%	34%	16%	29%	100%

For the three months ended June 30, 2005:

(in thousands)	Revenues Within Spain
				Revenues
	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues
Omeprazole	$734	$4,134	$—	$—	$4,868	19%
Simvastatin	425	1,345	—	—	1,770	7%
Enalapril	1,226	447	—	—	1,673	7%
Paroxetine	353	812	—	—	1,165	5%
Lansoprazole	486	126	—	—	612	3%
All other products	2,400	2,294	73	439	5,206	21%
Sales to licensees and others	—	—	3,563	4,576	8,139	33%
Licensing and collaborations	—	—	75	1,256	1,331	5%
Total Revenues	$5,624	$9,158	$3,711	$6,271	$24,764	100%
% of Q-2 2005 Revenues	23%	37%	15%	25%	100%

Total revenues for the three months ended June 30, 2006 increased 17% from the same period in the prior year. Our current period growth was driven primarily by increased sales of our products to our licensees and increased licensing and collaboration revenues, which includes a one-time increase of $479,000 resulting from a change in estimate regarding Testim royalties (see Notes to Condensed Consolidated Financial Statements — Revenue recognition), and increased Testim sales in the quarter.

The core of our specialty generics business has been the efficient manufacturing and in-country marketing of branded generic and generic pharmaceutical products.  Historically, our pharmaceutical products were sold only within Spain.  However, the execution of our long-term strategic plan over the past several years has created an opportunity for our Spanish operations to expand beyond the borders of Spain into other European countries and other countries outside of Europe. The 13% increase in second quarter 2006 product sales is due primarily to an increase in sales to licensees and others totaling $1,935,000.

Branded Generic Pharmaceutical Products

	For the Three Months Ended June 30,				Change
(in thousands)	2006	%	2005	%	$	%
Branded Generic Product Sales:
Enalapril	$1,379	22%	$1,226	22%	$153	12%
Omeprazole	712	12%	734	13%	(22)	-3%
Lansoprazole	665	11%	486	9%	179	37%
Codeisan	611	10%	628	11%	(17)	-3%
Simvastatin	482	8%	425	7%	57	14%
All other branded generic products	2,265	37%	2,125	38%	140	7%
Total branded generic sales	$6,114	100%	$5,624	100%	$490	9%

Sales of our branded generic pharmaceutical products increased by 9% during the three months ended June 30, 2006 compared to the three months ended June 30, 2005.  Sales of lansoprazole accounted for 11% of our branded generic pharmaceutical revenues during the three months ended June 30, 2006 and 37% of the increase in our branded generic sales. Increased sales of our branded generic lansoprazole, enalapril and simvastatin accounted for 79% of the increase in sales of our branded generic products.

Generic Pharmaceutical Products

	For the Three Months Ended June 30,				Change
(in thousands)	2006	%	2005	%	$	%
Generic Product Sales:
Omeprazole	$4,310	44%	$4,134	45%	$176	4%
Simvastatin	1,492	15%	1,345	15%	147	11%
Paroxetine	799	8%	812	9%	(13)	-2%
Pentoxifylline	676	7%	707	8%	(31)	-4%
Trimetazidine	586	6%	595	6%	(9)	-2%
All other generic products	1,965	20%	1,565	17%	400	26%
Total generic sales	$9,828	100%	$9,158	100%	$670	7%

Sales of our generic pharmaceutical products increased by 7% during the three months ended June 30, 2006 compared to the three months ended June 30, 2005.  Sales of our generic simvastatin and omeprazole accounted for 48% of our increase in generic pharmaceutical sales in the second quarter of 2006. We expect to continue to increase our generic drug portfolio and increase our generic drug sales in Spain as products come off patent in the future.

The Spanish Ministry of Health has approved a plan for nationwide expansion of a regional practice of filling prescriptions with one of the lowest-priced generics then available if a prescription does not specify a brand name or laboratory name.  This approval does not require government-mandated price reductions as in the past. We do not anticipate that this approval will materially affect our 2006 revenues or profits.

Sales to Licensees and Others

	For the Three Months Ended June 30,		Change
(in thousands)	2006	2005	$	%
Sales to licensees and others	$10,074	$8,139	$1,935	24%

In addition to manufacturing and selling our own branded generic and generic products, we license the right to market products to others within and outside of Spain.  These license agreements are usually accompanied by long-term exclusive supply agreements, whereby our licensees purchase the licensed products from our manufacturing facility (and are recorded as net product sales in the Consolidated Income Statements).  As of June 30, 2006, our Spanish operations have executed 157 license agreements for product registrations, of which 19 with customers in Spain and 81 with customers outside of Spain cover actively marketed products that are generating revenues.  The remaining licenses (one with a customer in Spain, three with customers in Ireland and 53 with customers outside of Spain and Ireland) are for products that are awaiting regulatory approvals. Additionally, we have 16 contract manufacturing agreements in effect in Spain and six contract manufacturing agreements in effect for international customers.  Our clients market these products under their own names and with their own labeling.  Many of the products we manufacture for others use the same active ingredients that are used in our own marketed products. Sales to licensees and others in the three months ended June 30, 2006 increased 24% when compared to the prior year period.

Licensing and Collaboration Revenues

	For the Three Months Ended June 30,		Change
(in thousands)	2006	2005	$	%
Specialty generics	$166	$75	$91	121%
Drug delivery	2,360	1,256	1,104	88%
Total	$2,526	$1,331	$1,195	90%

Licensing and collaboration revenues increased by 90% and accounted for 9% of total revenues for the three month period ended June 30, 2006 compared to 5% for the three month period ended June 30, 2005.  These revenues included royalties from sales of Testim of approximately $2,354,000 in the three months ended June 30, 2006 (which includes a one-time increase of approximately $479,000) compared to $1,251,000 in the second quarter of the prior year. Based on industry sources, Testim is currently reported to capture approximately 19% of all testosterone gel replacement prescriptions in the U.S. market, compared to approximately 14% of all testosterone gel replacement prescriptions approximately one year ago.

Gross Profit

	For the Three Months Ended June 30,		Change
(in thousands)	2006	2005	$	%
Specialty generics	$14,151	$12,141	$2,010	17%
Drug delivery	2,361	1,256	1,105	88%
Total	$16,512	$13,397	$3,115	23%

Gross profit increased by approximately $3,115,000, or 23%, in the three months ended June 30, 2006, when compared to the three months ended June 30, 2005.  Our gross margins on specialty generic product sales were 52.9% in the three months ended June 30, 2006 compared to 51.5% in the three months ended June 30, 2005.  Since the first quarter of 2005, the Company has been recording an estimate for a pharmaceutical tax in Spain in accordance with the guidelines established by the Spanish government. The Company recently received its actual 2005 pharmaceutical tax assessment from the government that was less than the amount estimated by the Company for 2005. As a result, the Company recorded a benefit of approximately $460,000 to cost of net product sales in the three months ended June 30, 2006.

Selling and Marketing Expenses

	For the Three Months Ended June 30,		Change
(in thousands)	2006	2005	$	%
Specialty generics	$4,242	$4,223	$19	*
Drug delivery	—	—	—	—
Total	$4,242	$4,223	$19	*

*                    Less than 1%

Selling and marketing expenses for the three months ended June 30, 2006 remained consistent with the same period in the prior year. As a percentage of net product sales, selling and marketing expenses decreased from 18% in the three months ended June 30, 2005, to 16% in the three months ended June 30, 2006.

General and Administrative Expenses

	For the Three Months Ended June 30,		Change
(in thousands)	2006	2005	$	%
Specialty generics	$2,443	$2,110	$333	16%
Drug delivery	1,955	908	1,047	115%
Total	$4,398	$3,018	$1,380	46%

General and administrative expenses for the three months ended June 30, 2006 increased 46% over the same period in the prior year.  The $1,380,000 increase was the result of increased general and administrative activities required to support our continued growth and include increased costs for: (1) defending against legal action brought by Ethypharm; (2) additional employees; (3) outside services to support the Company’s growth; and (4) non-cash equity-based compensation expense of approximately $217,000 not required to be recorded in the three months ended June 30, 2005. General and administrative expense as a percent of total revenues increased to 15% in the three months ended June 30, 2006 compared to 12% for the three months ended June 30, 2005. We expect that our future expenditures for general and administrative expenses will continue to increase as we grow our business.

Research and Development Expenses

	For the Three Months Ended June 30,		Change
(in thousands)	2006	2005	$	%
Specialty generics	$459	$656	$(197)	-30%
Drug delivery	2,036	952	1,084	114%
Total	$2,495	$1,608	$887	55%

Research and development expenses have increased 55% in the three months ended June 30, 2006 to $2,495,000 when compared to the second quarter of 2005.  The increase is attributed to our continued investments in our research and development programs for drug delivery technologies, primarily our intranasal insulin product candidate. Research and development expenses also include approximately $140,000 of non-cash, equity-based compensation expense related to equity awards, for which there was no comparable expense recorded in the same period of the prior year.  We plan to continue to invest in research and development for the remainder of 2006 to help us build on the clinical progress of CPE-215 and advance the early-stage research on our Nanocaplet technology. We expect third quarter 2006 research and development expenses to increase at a rate that is consistent with the second quarter increase in research and development expenses, when compared to the comparable period in 2005.

Provision for Income Taxes

	For the Three Months Ended June 30, 2006
(in thousands)	Spain	Ireland	U.S.	Consolidated
Income (loss) before income taxes
Specialty generics	$7,279	$(15)	$(527)	$6,737
Drug delivery	—	(1,037)	(581)	(1,618)
Total income (loss) before income taxes	7,279	(1,052)	(1,108)	5,119

Provision (benefit) for income taxes	2,484	(132)	(415)	1,937
Valuation allowance	—	132	415	547

Net provision for income taxes	2,484	—	—	2,484

Net income (loss)	$4,795	$(1,052)	$(1,108)	$2,635

Effective tax rate	34%	0%	0%	49%

As a result of reporting taxable income in Spain, we recorded provisions for foreign income taxes totaling $2,484,000 and $1,554,000 for the three months ended June 30, 2006 and 2005, respectively.  The provisions for income taxes represented 34% and 32% of the pre-tax income reported in Spain of $7,279,000 and $4,812,000 for the three months ended June 30, 2006 and 2005, respectively. As future operating profits in the U.S and Ireland cannot be reasonably assured, no tax benefit has been recorded for the related losses, which totaled approximately $2,160,000 and $650,000 for the three months ended June 30, 2006 and 2005, respectively. Accordingly, the Company has established valuation allowances equal to the full amount of the U.S. and Irish deferred tax assets. Consequently, the provisions for income taxes represented 49% and 37% of consolidated pre-tax income for the three months ended June 30, 2006 and 2005, respectively.

Should we determine that it is more likely than not that we will realize certain of our net deferred tax assets for which we have previously provided valuation allowances, an adjustment would be required to reduce the existing valuation allowances. In addition, we operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. No additional potential tax contingencies were considered to be probable and reasonably estimable as of June 30, 2006. However, there is the possibility that the ultimate resolution of such potential contingencies could have an adverse effect on our Consolidated Financial Statements in the future.

Net Income

	For the Three Months Ended June 30,		Change
(in thousands, except per share data)	2006	2005	$	%
Specialty Generics	$4,253	$3,182	$1,071	34%
Drug Delivery	(1,618)	(574)	(1,044)	-182%
Total net income	$2,635	$2,608	$27	1%

Net income per common share:
Basic	$0.12	$0.12	$0.00	0%
Diluted	$0.12	$0.12	$0.00	0%

Weighted average common shares outstanding:
Basic	22,170	21,395	775	4%
Diluted	22,876	22,603	273	1%

We reported income from operations of $4,932,000 in the three months ended June 30, 2006 compared to $3,989,000 in the three months ended June 30, 2005, which is an increase of 24%. The combination of income from operations of $4,932,000 and the non-operating items, primarily the provision for income taxes of $2,484,000, resulted in net income of $2,635,000, or $0.12 per basic common share ($0.12 per diluted common share) on 22,170,000 weighted average basic common shares outstanding (22,876,000 weighted average diluted common shares outstanding) in the three months ended June 30, 2006, compared to net income of $2,608,000, or $0.12 per basic common share ($0.12 per diluted common share) on 21,395,000 weighted average basic common shares outstanding (22,603,000 weighted average diluted common shares outstanding) in the same period of the prior year.

Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005

Revenues by Segment

	For the Six Months Ended June 30,				Change
(in thousands)	2006	%	2005	%	$	%
Specialty Generics
Net product sales	$53,027	93%	$46,712	95%	$6,315	14%
Licensing and collaboration revenues	239	*	170	*	69	41%
	53,266	93%	46,882	95%	6,384	14%
Drug Delivery
Licensing and collaboration revenues	3,995	7%	2,126	5%	1,869	87%

Total revenues	$57,261	100%	$49,008	100%	$8,253	17%

* Less than 1%

Revenues.     Set forth below is a summary of our revenues by sales channel and top-selling product lines:

For the six months ended June 30, 2006:

(in thousands)	Revenues Within Spain			Revenues
	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues
Omeprazole	$1,341	$8,693	$—	$—	$10,034	18%
Simvastatin	926	2,963	—	—	3,889	7%
Enalapril	2,297	1,130	—	—	3,427	6%
Paroxetine	775	1,615	—	—	2,390	4%
Lansoprazole	1,325	452	—	—	1,777	3%
All other products	5,285	5,592	481	627	11,985	21%
Sales to licensees and others	—	—	6,911	12,614	19,525	34%
Licensing and collaborations	—	—	239	3,995	4,234	7%
Total Revenues	$11,949	$20,445	$7,631	$17,236	$57,261	100%
% of YTD 2006 Revenues	21%	36%	13%	30%	100%

For the six months ended June 30, 2005:

(in thousands)	Revenues Within Spain			Revenues
	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues
Omeprazole	$1,450	$8,254	$—	$—	$9,704	20%
Simvastatin	873	2,585	—	—	3,458	7%
Enalapril	2,151	912	—	—	3,063	6%
Paroxetine	718	1,647	—	—	2,365	5%
Codeisan	1,997	—	—	—	1,997	4%
All other products	4,886	5,059	185	1,015	11,145	23%
Sales to licensees and others	—	—	7,241	7,739	14,980	30%
Licensing and collaborations	—	—	170	2,126	2,296	5%
Total Revenues	$12,075	$18,457	$7,596	$10,880	$49,008	100%
% of YTD 2005 Revenues	25%	38%	15%	22%	100%

Total revenues for the six months ended June 30, 2006 increased 17% from the same period in 2005, or 20% when expressed in constant currency. A decrease in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of decreasing year-to-date 2006 revenues by approximately $1,728,000 (almost entirely in the first quarter of 2006) compared to the same six month period of 2005. Our current period growth was driven primarily by (1) increased sales of our products to our licensees and others of approximately $4,545,000; and (2) approximately $1,938,000 of increased licensing and collaboration revenues, primarily royalty revenue from the sales of Testim (see Notes to Condensed Consolidated Financial Statements — Revenue recognition for a discussion of a change in estimate regarding Testim royalties).

Branded Generic Pharmaceutical Products

	For the Six Months Ended June 30,				Change
(in thousands)	2006	%	2005	%	$	%
Branded Generic Product Sales:
Enalapril	$2,297	19%	$2,151	18%	$146	7%
Codeisan	1,463	12%	1,997	16%	(534)	-27%
Omeprazole	1,341	11%	1,450	12%	(109)	-8%
Lansoprazole	1,325	11%	947	8%	378	40%
Simvastatin	926	8%	873	7%	53	6%
All other branded generic products	4,597	39%	4,657	39%	(60)	-1%
Total branded generic sales	$11,949	100%	$12,075	100%	$(126)	-1%

Sales of our branded generic pharmaceutical products during the first half of 2006 remained relatively consistent when compared to the six months ended June 30, 2005 despite strong demand for our branded generic enalapril and lansoprazole products. Increased sales of our enalapril and lansoprazole could not make up for the reduced sales of Codeisan, our leading cough product, which decreased by $534,000, or 27% when compared to the first half of 2005 as a result of a mild cough, cold and flu season in 2006.  Additionally, a decrease in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of decreasing year-to-date 2006 branded generic sales by approximately $355,000 when compared to the same six month period of 2005.

Generic Pharmaceutical Products

	For the Six Months Ended June 30,				Change
(in thousands)	2006	%	2005	%	$	%
Generic Product Sales:
Omeprazole	$8,693	43%	$8,254	45%	$439	5%
Simvastatin	2,963	14%	2,585	14%	378	15%
Paroxetine	1,615	8%	1,647	9%	(32)	-2%
Pentoxifylline	1,279	6%	1,340	7%	(61)	-5%
Trimetazidine	1,136	6%	1,206	6%	(70)	-6%
All other generic products	4,759	23%	3,425	19%	1,334	39%
Total generic sales	$20,445	100%	$18,457	100%	$1,988	11%

Sales of our generic pharmaceutical products increased by 11% (15% in constant currency) during the six months ended June 30, 2006 compared to the six months ended June 30, 2005.  Increased demand for our generic omeprazole and simvastatin products accounted for 41% of our generic pharmaceutical revenue growth in the six months ended June 30, 2006. Our generic pharmaceutical products sales increased despite the decrease in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, which had the effect of decreasing our generic product sales by approximately $759,000 when compared to the same six month period of 2005.

Sales to Licensees and Others

(in thousands)	For the Six Months Ended June 30,		Change
	2006	2005	$	%
Sales to licensees and others	$19,525	$14,980	$4,545	30%

Sales to licensees and others in the six months ended June 30, 2006 increased 30% when compared to the same six month period of the prior year, or 34% in constant currency.  A decrease in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of decreasing our revenues from sales to licensees and others by approximately $563,000. See discussion under Sales to Licensees and Others for the three months ended June 30, 2006.

Licensing and Collaboration Revenues

	For the Six Months Ended June 30,		Change
(in thousands)	2006	2005	$	%
Specialty generics	$239	$170	$69	41%
Drug delivery	3,995	2,126	1,869	88%
Total	$4,234	$2,296	$1,938	84%

Licensing and collaboration revenues accounted for 7% of total revenues in the six months ended June 30, 2006 and totaled $4,234,000. These revenues included increased royalties of approximately $3,982,000 in the six months ended June 30, 2006 (which includes a one-time increase of approximately $479,000) compared to $2,121,000 in the six months ended June 30, 2005. See discussion under Licensing and Collaboration Revenues for the three months ended June 30, 2006.

Gross Profit

	For the Six Months Ended June 30,		Change
(in thousands)	2006	2005	$	%
Specialty generics	$27,862	$24,063	$3,799	16%
Drug delivery	3,995	2,126	1,869	88%
Total	$31,857	$26,189	$5,668	22%

Gross profit increased by approximately $5,668,000, or 22%, in the six months ended June 30, 2006 when compared to the six months ended June 30, 2005.  Gross margins on net product sales were 52% in the six months ended June 30, 2006 versus 51% in the six months ended June 30, 2005.  The Company recorded a benefit cost of net product sales approximately $460,000 in the six months ended June 30, 2006 as a result of a lower than estimated pharmaceutical tax assessment.  See the explanation under Gross Profit for the three months ended June 30, 2006.

Selling and Marketing Expenses

	For the Six Months Ended June 30,		Change
(in thousands)	2006	2005	$	%
Specialty generics	$8,381	$8,615	$(234)	-3%
Drug delivery	—	—	—	—
Total	$8,381	$8,615	$(234)	-3%

Selling and marketing expenses for the six months ended June 30, 2006 decreased 3% from the same period in the prior year; however, selling and marketing expenses remained relatively consistent when expressed in constant currency. The decrease in the weighted average value of the Euro, in relation to the U.S. Dollar over the past year, had the effect of decreasing selling and marketing expenses by approximately $272,000 in the six months ended June 30, 2006. Selling and marketing expenses as a percentage of net product sales decreased from 18% in the six months ended June 30, 2005 to 16% in the six months ended June 30, 2006.

General and Administrative Expenses

	For the Six Months Ended June 30,		Change
(in thousands)	2006	2005	$	%
Specialty generics	$4,823	$4,312	$511	12%
Drug delivery	4,083	1,724	2,359	137%
Total	$8,906	$6,036	$2,870	48%

General and administrative expenses for the six months ended June 30, 2006 increased 48% from the same period in the prior year.  The $2,870,000 increase was the result of increased general and administrative activities required to support our continued growth and prepare for our anticipated future growth. General and administrative expenses included non-cash equity-based compensation expense of approximately $521,000 in the six months ended June 30, 2006, which was not required to be recorded in the six months ended June 30, 2005. General and administrative expenses as a percent of total revenues increased from approximately 12% to approximately 16% for the six months ended June 30, 2006 compared to the same period in 2005. General and administrative expenses would have been approximately $123,000 higher, absent the change in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past year.

Research and Development Expenses

	For the Six Months Ended June 30,		Change
(in thousands)	2006	2005	$	%
Specialty generics	$953	$1,138	$(185)	-16%
Drug delivery	4,450	1,821	2,629	144%
Total	$5,403	$2,959	$2,444	83%

Research and development expenses for the six months ended June 30, 2006 increased 83% from the same period in the prior year. The increase is directly attributed to the advancement of our research and development programs. See the explanation under Research and Development Expenses for the three months ended June 30, 2006. We expect to continue to incur increased costs to support our clinical programs for the remainder of 2006.

Provision for Income Taxes

	For the Six Months Ended June 30, 2006
(in thousands)	Spain	Ireland	U.S.	Consolidated
Income (loss) before income taxes Specialty generics	$14,176	$(40)	$(990)	$13,146
Drug delivery	—	(2,293)	(2,187)	(4,480)
Total income (loss) before income taxes	14,176	(2,333)	(3,177)	8,666
Provision (benefit) for income taxes	4,877	(292)	(1,173)	3,412
Valuation allowance	—	292	1,173	1,465
Net provision for income taxes	4,877	—	—	4,877
Net income (loss)	$9,299	$(2,333)	$(3,177)	$3,789
Effective tax rate	34%	0%	0%	56%

We have recorded provisions for foreign income taxes totaling $4,877,000 and $3,144,000 for the six months ended June 30, 2006 and 2005, respectively.  The provisions represented 34% and 33% of the pre-tax income reported in Spain of $14,176,000 and $9,490,000 for the six months ended June 30, 2006 and 2005, respectively. As future operating profits in the U.S and Ireland cannot be reasonably assured, no tax benefit has been recorded for the related losses, which totaled approximately $5,510,000 and $1,568,000 for the six months ended June 30, 2006 and 2005, respectively. Accordingly, the Company has established valuation allowances equal to the full amount of the U.S. and Irish deferred tax assets. Consequently, the provisions for income taxes represented 56% and 40% of consolidated pre-tax income for the six months ended June 30, 2006 and 2005, respectively.

Should we determine that it is more likely than not that we will realize certain of our net deferred tax assets for which we have previously provided valuation allowances, an adjustment would be required to reduce the existing valuation allowances. In addition, we operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution.

Net Income

	For the Six Months Ended June 30,		Change
(in thousands, except per share data)	2006	2005	$	%
Specialty generics	$8,269	$6,171	$2,098	34%
Drug delivery	(4,480)	(1,393)	(3,087)	-222%
Total net income	$3,789	$4,778	$(989)	-21%

Net income per common share:
Basic	$0.17	$0.22	$(0.05)	-23%
Diluted	$0.16	$0.21	$(0.05)	-24%

Weighted average common shares outstanding:
Basic	22,063	21,356	707	3%
Diluted	23,380	22,568	812	4%

We reported net income of $3,789,000 in the six months ended June 30, 2006 compared to $4,778,000 in the six months ended June 30, 2005. The combination of income from operations of $8,286,000 and the non-operating items, primarily a provision for income taxes of $4,877,000 and the net of other income and expenses totaling $380,000 resulted in net income of $3,789,000, or $0.17 per basic common share ($0.16 per diluted common share) on 22,063,000 weighted average basic common shares outstanding (23,380,000 weighted average diluted common shares outstanding) in the first half of 2006, compared to net income of $4,778,000, or $0.22 per basic common share ($0.21 per diluted common share) on 21,356,000 weighted average basic common shares outstanding (22,568,000 weighted average diluted common shares outstanding) in the first half of 2005. The decrease in net income in the first six months of 2006, despite increased operating income was the result of a higher consolidated effective tax rate in 2006 due to increased losses in the U.S. and Ireland for which we did not record a tax benefit.

LIQUIDITY AND CAPITAL RESOURCES:

Total assets increased from $124,220,000 at December 31, 2005 to $135,173,000 at June 30, 2006, and stockholders’ equity increased from $91,589,000 at December 31, 2005 to $98,410,000 at June 30, 2006. The increase in stockholders’ equity during the six months ended June 30, 2006 primarily reflects the exercise of stock options totaling $2,463,000, net income during the six months of $3,789,000 and the effect of fluctuations in the Euro/U.S. Dollar exchange rate, which resulted in a net increase of $3,671,000 in our balance sheet. These increases were partially offset by the acquisition of approximately 307,400 shares of Common Stock with a fair market value of approximately $4,060,000, which were tendered to us by certain employees as consideration for the exercise of stock options and to satisfy minimum federal and statutory tax withholding requirements.

Cash, cash equivalents and marketable securities decreased by approximately 18% or $5,884,000 from $32,846,000 at December 31, 2005 to $26,962,000 at June 30, 2006.  Uses of cash included additions to fixed assets totaling $7,316,000, additions to drug licenses totaling $871,000 and the $3,064,000 net effect of financing activities detailed below.  These uses were partially offset by cash flow from operations, which totaled $4,845,000 and included net income of $3,789,000.  Cash and cash equivalents at June 30, 2006 include approximately $6,671,000 of short-term liquid investments considered to be cash equivalents.

Receivables increased by approximately 21% from $26,916,000 at December 31, 2005 to $32,691,000 at June 30, 2006.  When expressed in constant currency, receivables increased $4,117,000, or 15%, primarily due to increased net product sales outside of Spain, which generally have longer negotiated collection terms.  Changes in foreign currency exchange rates increased receivables by approximately $1,658,000.  Furthermore, receivables from one international customer totaled $4,483,000 at June 30, 2006 and we owe the same customer approximately $3,212,000 for co-marketing expenses at June 30, 2006.  We have not experienced any material delinquencies on any of our receivables that have had a material effect on our financial position, results of operations or cash flows.

Inventory balances increased by approximately $2,885,000 from $12,147,000 at December 31, 2005 to $15,032,000 at June 30, 2006.  Excluding fluctuations in foreign currency, which had the effect of increasing inventories by approximately $812,000, the constant currency increase of $2,073,000 was due to increases in finished goods and raw materials balances needed to meet projected future demand.

The combined total of accounts payable and accrued expenses increased from $24,890,000 at December 31, 2005 to $29,149,000 at June 30, 2006.  The $4,259,000 increase was primarily attributed to: (1) increased accrued income taxes payable of approximately $3,011,000, (2) fluctuations in foreign currency exchange rates, which increased the balances by approximately $1,431,000 and (3) an increase of approximately $1,250,000 in payables to a co-marketing partner.  These increases were partially offset by (1) a reduction in accrued compensation of approximately $846,000 due to amounts paid in 2006, (2) a reduction in payables of approximately $579,000 related to fixed assets and drug licenses, and (3) a reduction in accrued expenses of approximately $460,000 related to a final assessment by the Spanish government for a pharmaceutical tax that was less than the amount estimated by the Company for 2005.

Short-term borrowings and current portion of long-term debt decreased from $2,995,000 at December 31, 2005 to $1,684,000 at June 30, 2006, primarily as a result of net repayment of short-term borrowings. The weighted average interest rate on our short-term borrowings at June 30, 2006 was 4.4%.

Operating activities for the six months ended June 30, 2006 provided net cash of $4,845,000, which is a decrease of $4,531,000 when compared to the six months ended June 30, 2005.  This change is primarily due to a $989,000 decrease in net income, which was the result of a higher consolidated effective tax rate due to increased losses in the U.S. and Ireland for which we did not record a tax benefit.

Investing activities, primarily capital expenditures to expand the capacity of our manufacturing facilities in Spain, along with additions to drug licenses and related costs, required cash totaling $8,187,000 during the six months ended June 30, 2006. We also invested $2,377,000 of excess cash in short-term marketable securities during the six months ended June 30, 2006.

Financing activities during the six months ended June 30, 2006 used net cash of $3,064,000, and represented: (1) the remittance of employee tax withholding liabilities of approximately $1,713,000 resulting from cashless stock option exercises, and (2) net repayment of borrowings totaling $1,466,000.  These activities were partially offset by cash proceeds from the exercise of stock options of approximately $115,000.

Long-term debt, which totaled $375,000 and $387,000 at June 30, 2006 and December 31, 2005, respectively, has been classified as current in anticipation of repayment during 2006.

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

Liquidity.  We plan to continue making improvements to our manufacturing facilities during 2006 that include the acquisition of additional manufacturing equipment and expansion of our manufacturing facilities, in order to accommodate our expected growth. Our 2006 capital expenditure plan provides for total spending of $22.6 million, of which we invested approximately $7,316,000 in equipment and improvements during the six months ended June 30, 2006. We plan to finance the remaining capital expenditures planned for 2006 from a combination of cash flows from operations, borrowings and existing cash balances. As mentioned above, we have cash, cash equivalents and short-term marketable securities totaling approximately $26,962,000 as of June 30, 2006, which is sufficient to fund our operations for at least the next twelve months. Although the Company is generating positive cash flow from operations, (approximately $4,845,000 in the six months ended June 30, 2006), there can be no assurance that changes in our research and development plans, capital expenditures and/or acquisitions, or other events affecting our net product sales or operating expenses will not result in the earlier depletion of our funds. Consequently, we continue to explore alternative sources for financing our business activities. In appropriate situations, which will be strategically determined, we may seek to raise money from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to our consolidated financial statements in our 2005 Annual Report on Form 10-K. Certain of our accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We have reviewed our critical accounting policies and estimates discussed in our 2005 Annual Report on Form 10-K and have determined that, with the exception of the below modifications to our critical accounting policies and estimates, those policies continue to be our most critical accounting policies for the six months ended June 30, 2006. We did not make any other changes to those policies during the six months ended June 30, 2006.

Revenue recognition and accounts receivable

Royalty revenues are earned on Auxilium’s sales of Testim, which incorporates our CPE-215 permeation enhancement technology. Since 2003, Auxilium has sold Testim to pharmaceutical wholesalers and chain drug stores, who have the right to return purchased product prior to the units being dispensed through patient prescriptions. Historically, customer returns were not able to be reasonably estimated. Therefore, in accordance with SFAS No. 48, we deferred the recognition of royalty revenues on product shipments of Testim, until the units were dispensed through patient prescriptions. During the quarter ended June 30, 2006, we recorded a one-time increase in royalty revenues of approximately $479,000, or $.02 per share, due to a change in estimate which, based on historical experience, allowed us to reasonably estimate future product returns on sales of Testim.

Equity-based compensation

Commencing January 1, 2006, we began accounting for equity-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 (Revised). Under the fair value recognition provisions of SFAS No. 123 (Revised), equity-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of equity awards at the grant date requires judgment. We estimate the grant date fair value of stock options using the Black-Scholes option valuation model. This option valuation model requires the input of subjective assumptions including: (1) Expected life - the expected life (estimated period of time outstanding) of options granted is estimated based on historical exercise behaviors; (2) Volatility - the volatility of the Company’s stock is calculated on the grant date of each equity award using daily price observations over a period of time commensurate with the related requisite service period; (3) Risk-free rate - the risk-free interest rate is based on the yield curve of U.S. Treasury securities in effect at the date of the grant, having a duration commensurate with the estimated life of the award; and (4) Dividends - as we have not declared dividends, and we do not expect to declare dividends in the future, we include an annual dividend rate of 0% when calculating the grant date fair value of equity awards. Because equity-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123 (Revised) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. While we recognize equity-based compensation under the accelerated expense attribution method pursuant to FASB Interpretation No. 28 for all options previously accounted for under APB Opinion No. 25, we have elected to recognize equity-based compensation attributable to equity awards granted subsequent to December 31, 2005 under the straight-line method which is an option allowed for under SFAS No. 123 (Revised).  Had we elected to recognize compensation expense for new equity awards under the accelerated expense attribution method, recognition of the related compensation expense would be front-loaded in the requisite service period as opposed to being recognized evenly over the period.

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

These forward-looking statements are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements speak only as of the date of this report, and we do not undertake any obligation to update or revise them, except as required by law.  We refer you to our description of the risk factors related to our business, which are contained in the section entitled “Risk Factors” in our 2005 Annual Report on Form 10-K. As a result of these and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.  A substantial amount of our business is conducted in Europe and is therefore influenced to the extent to which there are fluctuations in the U.S. Dollar’s value in relation to other currencies, especially the Euro. The exchange rates at June 30, 2006 and December 31, 2005 were .80 Euros and .84 Euros per U.S. Dollar, respectively. The weighted average exchange rate for the three months ended June 30, 2006 and 2005 was .80 Euros and .79 Euros per U.S. Dollar, respectively. The weighted average exchange rate for the six months ended June 30, 2006 and 2005 was .81 Euros and .78 Euros per U.S. Dollar, respectively. The net effect of foreign currency translation on our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2006 was a net increase of $2,611,000 and $3,671,000, respectively, and the cumulative historical effect as of June 30, 2006 was an increase of $5,431,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive income. Foreign currency exchange rate fluctuations had very little impact on the results of our operations for the three months ended June 30, 2006, decreasing total revenues by approximately $16,000. A decrease in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the following impact on the results of our operations for the six months ended June 30, 2006 when reported in U.S. Dollars: (1) total revenues were decreased by approximately $1,728,000, (2) gross profit was decreased by approximately $866,000, (3) operating expenses were decreased by approximately $440,000, (4) provision for income taxes was decreased by approximately $137,000, and (5) net income was decreased by approximately $289,000.The carrying values of assets and liabilities can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, we do not plan to modify our business practices.

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

Interest Rates.  The weighted average interest rate on our short-term borrowings is 4.4% and the amount of borrowings outstanding is $1,684,000 as of June 30, 2006. The effect of an increase in interest rates of one percentage point (one hundred basis points) to an average of 5.4% on short-term borrowings would have the effect of increasing interest expense by approximately $17,000 annually.

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

Bentley’s management carried out an evaluation, with the participation of Bentley’s principal executive officer and principal financial officer, of the effectiveness of Bentley’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Based on that evaluation, Bentley’s principal executive officer and principal financial officer concluded that Bentley’s disclosure controls and procedures were effective as of June 30, 2006.

There was no change in Bentley’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of Bentley’s internal controls that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Bentley’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 23, 2006 for the purpose of the election of two directors, consideration of a proposal to amend the Company’s 2005 Equity and Incentive Plan to increase the number of shares available under the plan by 750,000 shares, and to ratify the appointment of the Company’s independent registered public accounting firm for the 2006 fiscal year. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

The following members were elected to our Board of Directors by a plurality of votes cast:

Nominee	Term Expiring	Votes For	Votes Withheld

Michael McGovern	2009	19,928,889	224,056
John Spiegel	2009	19,675,231	477,714

The second matter considered was a proposal to amend the Company’s 2005 Equity and Incentive Plan to increase the number of shares available under the plan by 750,000 shares.  This proposal required the affirmative vote of 10,076,473 shares (a majority of the shares represented in person or by proxy at the annual meeting and entitled to vote on this proposal). This proposal was approved by the following vote:

Votes For	Votes Against	Votes Abstaining
13,412,686	1,570,820	116,813

The only other matter considered was a proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2006 fiscal year.  This proposal required the affirmative vote of 10,076,473 shares (a majority of the shares represented in person or by proxy at the annual meeting and entitled to vote on this proposal). This proposal was approved by the following vote:

Votes For	Votes Against
19,720,769	390,012

Item 6. Exhibits

The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENTLEY PHARMACEUTICALS, INC.
Registrant

August 9, 2006	By:	/s/ James R. Murphy
James R. Murphy
Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

August 9, 2006	By:	/s/ Michael D. Price
Michael D. Price
Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1

Bentley Pharmaceuticals, Inc. Amended and Restated 2005 Equity and Incentive Plan. (Reference is made to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated May 23, 2006, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.2*	Form of Restricted Stock Unit Certificate (Non-employee Directors) under the Registrant’s Amended and Restated 2005 Equity and Incentive Plan.
10.3*	Form of Restricted Stock Unit Certificate (Employees) under the Registrant’s Amended and Restated 2005 Equity and Incentive Plan.
10.4

Information on remuneration of non-employee members of the Board of Directors. (Reference is made to Item 1.01 of the Registrant’s Current Report on Form 8-K dated May 23, 2006, Commission File No. 1-10581, which item is incorporated herein by reference.)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.