Form 10-Q
period 2006-09-30
BENTLEY PHARMACEUTICALS INC
filed 2006-11-08
CIK 821616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of shares of the registrant’s common stock outstanding as of November 8, 2006 was 22,223,463.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Form 10-Q for the Quarter Ended September 30, 2006

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)	September 30, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$18,200	$32,384
Marketable securities	3,066	462
Receivables, net	32,568	26,916
Inventories, net	15,273	12,147
Deferred taxes	1,919	1,099
Prepaid expenses and other	1,905	2,069
Total current assets	72,931	75,077

Non-current assets:
Fixed assets, net	45,033	33,366
Drug licenses and related costs, net	15,302	13,858
Restricted cash	1,000	1,000
Other	824	919
Total non-current assets	62,159	49,143
	$135,090	$124,220

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$16,534	$15,462
Accrued expenses	11,417	9,428
Short-term borrowings	—	2,608
Current portion of long-term debt	380	387
Deferred income	1,288	795
Other current liabilities	4,000	—
Total current liabilities	33,619	28,680

Non-current liabilities:
Deferred taxes	1,782	1,665
Deferred income	3,425	2,286
Other liabilities	3,546	—
Total non-current liabilities	8,753	3,951

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 2,000 shares, issued and outstanding, none	—	—
Common stock, $0.02 par value, authorized 100,000 shares, issued and outstanding, 22,217 and 21,923 shares	444	438
Additional paid-in capital	139,252	139,381
Accumulated deficit	(53,430)	(49,990)
Accumulated other comprehensive income	6,452	1,760
Total stockholders’ equity	92,718	91,589
	$135,090	$124,220

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Income Statements

(in thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Net product sales	$22,873	$22,057	$75,900	$68,769
Licensing and collaboration revenues	2,283	1,455	6,517	3,751
Total revenues	25,156	23,512	82,417	72,520

Cost of net product sales	11,778	11,104	37,182	33,923

Gross profit	13,378	12,408	45,235	38,597

Operating expenses:
Selling and marketing	3,495	3,503	11,876	12,118
General and administrative	3,751	2,948	11,320	8,692
Research and development	2,447	1,775	7,850	4,734
Litigation settlement	8,932	88	10,269	380
Depreciation and amortization	460	416	1,341	1,359
Total operating expenses	19,085	8,730	42,656	27,283

Income (loss) from operations	(5,707)	3,678	2,579	11,314

Other income (expenses):
Interest income	223	238	661	610
Interest expense	(15)	(53)	(109)	(163)
Other, net	—	(1)	36	23

Income (loss) before income taxes	(5,499)	3,862	3,167	11,784

Provision for income taxes	1,730	1,377	6,607	4,521

Net income (loss)	$(7,229)	$2,485	$(3,440)	$7,263

Net income (loss) per common share:
Basic	$(0.33)	$0.11	$(0.16)	$0.34
Diluted	$(0.33)	$0.11	$(0.16)	$0.32

Weighted average common shares outstanding:
Basic	22,194	21,652	22,107	21,455
Diluted	22,194	22,970	22,107	22,700

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)	$0.02 Par Value Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2005	21,923	$438	$139,381	$(49,990)	$1,760	$91,589
Comprehensive income (loss):
Net loss	—	—	—	(3,440)	—	(3,440)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	4,692	4,692
Comprehensive income						$1,252

Exercise of stock options	679	14	3,451	—	—	3,465
Purchase of treasury shares	(399)	(8)	(5,213)	—	—	(5,221)
Equity-based compensation	14	—	1,633	—	—	1,633

Balance at September 30, 2006	22,217	$444	$139,252	$(53,430)	$6,452	$92,718

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)	For the Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net (loss) income	$(3,440)	$7,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,038	3,872
Equity-based compensation expense	1,633	179
Loss on disposal of assets	50	190
Other non-cash items	8	32
(Increase) decrease in assets and increase (decrease) in liabilities:
Receivables	(3,805)	(2,175)
Inventories	(2,118)	(4,193)
Deferred income taxes	(694)	(192)
Prepaid expenses and other current assets	229	(357)
Other assets	(6)	(564)
Accounts payable and accrued expenses	1,331	4,423
Deferred income	1,351	1,880
Other liabilities	7,546	(14)

Net cash provided by operating activities	6,123	10,344

Cash flows from investing activities:
Additions to fixed assets	(12,070)	(6,673)
Additions to drug licenses and related costs	(1,803)	(1,477)
Proceeds from maturity of investments	—	158
Purchase of investments	(2,402)	(158)

Net cash used in investing activities	(16,275)	(8,150)

(Continued on following page)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Concluded)

(in thousands)	For the Nine Months Ended September 30,
	2006	2005
Cash flows from financing activities:
Proceeds from the exercise of stock options	$150	$1,800
Remittance of employee tax liabilities in exchange for common stock tendered to the Company	(1,907)	(1,082)
Purchases of treasury stock	—	(305)
Proceeds from borrowings	1,404	1,338
Repayment of borrowings	(3,700)	(1,684)
Net cash (used in) provided by financing activities	(4,053)	67

Effect of exchange rate changes on cash	21	(678)

Net (decrease) increase in cash and cash equivalents	(14,184)	1,583

Cash and cash equivalents at beginning of period	32,384	34,230

Cash and cash equivalents at end of period	$18,200	$35,813

Supplemental Disclosures of Cash Flow Information
The Company paid cash during the period for:
Interest	$110	$153
Foreign income taxes	$4,372	$3,209

Supplemental Disclosures of Non-Cash Financing and Investing Activities
The Company has issued Common Stock as equity-based compensation in lieu of cash during the period as follows:
Shares	14	16
Amount	$182	$161

Amounts included in accounts payable at end of period for fixed asset and drug license purchases	$3,796	$1,836

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

Basis of Condensed Consolidated Financial Statements

The Condensed Consolidated Financial Statements of Bentley as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted insofar as such information was disclosed in the Company’s consolidated financial statements for the year ended December 31, 2005.  These Condensed Consolidated Financial Statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in Bentley’s Annual Report on Form 10-K for the year ended December 31, 2005.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2005 (with the exception of equity-based compensation expense discussed in the “Equity-based compensation — required change in accounting principle” note below and royalty revenues on Auxilium’s sales of Testim discussed in the “Revenue recognition” note below) and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Bentley’s financial position as of September 30, 2006, the results of its operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005.  The results of operations for the nine months ended September 30, 2006 should not necessarily be considered indicative of the results to be expected for the full year ending December 31, 2006.

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

Included in cash and cash equivalents at September 30, 2006 and December 31, 2005 are approximately $5,892,000 and $11,513,000 respectively, of short-term investments considered to be cash equivalents, as the original maturity dates of such investments were three months or less when purchased.

Marketable securities

The Company has investments in securities, with maturities of greater than three months when purchased, which are classified as available-for-sale, totaling $3,066,000 as of September 30, 2006, compared to $462,000 as of December 31, 2005. The Company’s investments are carried at amortized cost which approximates fair value due to the short-term nature of these investments.  Accordingly, no unrealized gains or losses have been recognized on these investments. Should the fair values differ significantly from the amortized costs, unrealized gains or losses would be included as a component of other comprehensive income (loss).

Receivables

Receivables consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Trade receivables (of which $0 and $2,595, respectively, collateralize short-term borrowings with Spanish financial institutions)	$25,924	$21,293
VAT receivable	2,535	2,270
Royalties receivable	4,054	2,861
Other	395	694
	32,908	27,118
Less-allowance for doubtful accounts	(340)	(202)
	$32,568	$26,916

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (“FIFO”) method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand.

Inventory balances are comprised of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$7,919	$6,414
Finished goods	7,424	5,869
	15,343	12,283
Less allowance for slow moving inventory	(70)	(136)
	$15,273	$12,147

Fixed assets

Fixed assets consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Land	$2,807	$2,673
Buildings and improvements	16,858	14,151
Equipment	19,000	16,742
Furniture and fixtures	2,045	1,974
Other	393	148
	41,103	35,688
Capital in-progress	17,626	7,748
	58,729	43,436
Less accumulated depreciation	(13,696)	(10,070)
	$45,033	$33,366

In order to support the Company’s growth in Europe and prepare for prescription sales in the U.S., management is adding additional capacity to its manufacturing facilities through a series of improvements. The Company invested approximately $12,070,000 in capital additions during the nine months ended September 30, 2006, primarily for buildings and improvements.

Depreciation expense of approximately $234,000 and $235,000 has been charged to operations as a component of depreciation and amortization expense in the Consolidated Income Statements for the three months ended September 30, 2006 and 2005, respectively. Depreciation totaling approximately $2,697,000 and $2,513,000 has been included in cost of net product sales during the nine months ended September 30, 2006 and 2005, respectively.

Other liabilities

Litigation

The Company and its subsidiary, Laboratorios Belmac, have reached substantial agreement with Ethypharm S.A. Spain and Ethypharm S.A. France on terms to settle all outstanding litigation. The Ethypharm claims were in reference to the manufacture and sale by Laboratorios Belmac of omeprazole and other pharmaceutical products which allegedly used Ethypharm’s proprietary pellet technology or infringed Ethypharm’s patents. In accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, the Company recorded a $7,546,000 charge in the third quarter of 2006 representing the present value of $4,000,000 expected to be paid in the fourth quarter of 2006 and four payments of $1,000,000 to be paid on the first four anniversaries of the first payment, discounted at a rate of 4.72%. Because no definitive settlement agreement has yet been concluded, there can be no assurance as to whether, or on what additional terms, this litigation will ultimately be settled. The Company has incurred approximately $2,723,000 in related litigation defense costs in the nine months ended September 30, 2006, of which approximately $1,386,000 was incurred in the three months ended September 30, 2006.  The litigation and related charges incurred in the three and nine months ended September 30, 2006 reduced the Company’s net income by approximately $8,855,000 and $10,098,000, respectively or $0.40 and $.046 per share, respectively. The litigation related charges are recorded in litigation settlement expenses on the Company’s Condensed Consolidated Income Statement.

Stockholders’ equity

A substantial amount of the Company’s business is conducted in Europe and is therefore influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, especially the Euro. The exchange rates at September 30, 2006 and December 31, 2005 were .79 Euros and .84 Euros per U.S. Dollar, respectively. The weighted average exchange rates for the three month periods ended September 30, 2006 and 2005 were .78 Euros and .82 Euros per U.S. Dollar, respectively. The weighted average exchange rates for the nine month periods ended September 30, 2006 and 2005 were .80 Euros and .79 Euros per U.S. Dollar, respectively. The net effect of foreign currency translation on our Condensed Consolidated Financial Statements for the nine months ended September 30, 2006 was a net increase of $4,692,000, and the cumulative historical effect as of September 30, 2006 was an increase of $6,452,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive income.  The carrying value of assets and liabilities can be materially affected by foreign currency translation, as can the translated amounts of revenues and expenses. Management is considering the use of derivates to limit foreign currency risks.

Supplemental disclosures related to Consolidated Statements of Cash Flows

During the nine months ended September 30, 2006, the Chief Executive Officer (“CEO”), the Chief Medical Officer (“CMO”) and the former Chief Financial Officer (“Former CFO”) of the Company exercised stock options to purchase an aggregate of 650,400 shares of the Company’s Common Stock. In satisfaction of the option exercise prices, the Company received an aggregate of approximately 254,300 shares of previously acquired Bentley Common Stock, with a fair market value of approximately $3,314,000. The Company also withheld a total of approximately 144,400 shares of Common Stock with a fair market value of approximately $1,900,000 from the shares to be issued to these executives in connection with their exercises, in order to satisfy minimum federal and statutory tax withholding requirements. The shares of Common Stock acquired by the Company in connection with these stock option exercises were recorded at fair market value and are held by the Company as treasury shares.  In addition, in accordance with the separation agreement with the Former CFO, an additional 1,604 shares of Common Stock associated with a grant of restricted stock units became vested and issuable to the Former CFO on September 30, 2006.  The Company withheld a total of 584 shares of Common Stock with a fair market value of approximately $7,000 from the issuance of those shares in order to satisfy minimum federal and statutory tax withholding requirements. As of September 30, 2006 and December 31, 2005, the Company has recorded approximately 830,100 and 430,800 shares, respectively, as treasury stock, with an historical cost of $10,536,200 and $5,321,000, respectively, which has been accounted for as a reduction of common stock and additional paid in capital.

As of September 30, 2006, 10,000 shares of the Company’s Common Stock are contingently issuable to the Company’s non-employee Directors upon termination of their service as a member of the Board in accordance with restricted stock unit awards granted to them.  The Company has included the contingently issuable shares in its computation of basic earnings per share in the three and nine months ended September 30, 2006.

During the nine months ended September 30, 2005, the CEO, the Former CFO and the CMO of the Company exercised stock options to purchase an aggregate of 801,300 shares of the Company’s Common Stock. In satisfaction of the option exercise prices, the Company received approximately $1,218,000 in cash proceeds and an aggregate of approximately 127,000 shares of previously acquired Bentley Common Stock, with a fair market value of approximately $1,400,000. The Company also received a total of approximately 147,800 shares of Common Stock, with a fair market value of approximately $1,668,000, from the three employees in order to satisfy minimum federal and statutory tax withholding requirements. Approximately $1,082,000 of the withholding taxes on these option exercises were remitted by the Company during the nine months ended September 30, 2005 and the remaining

$586,000 were remitted subsequent to September 30, 2005. Additionally, the Company repurchased approximately 90,600 shares of Common Stock with a fair market value of approximately $1,041,000 from the CEO and CMO, of which approximately $736,000, representing the repurchase of approximately 62,800 shares, was recorded as a related party payable to the CEO at September 30, 2005 and subsequently paid. The shares of Common Stock acquired by the Company in connection with these stock option exercises were recorded at fair market value and are held by the Company as treasury shares.

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

Revenue from service, research and development, and licensing agreements is recognized when the service procedures have been completed or as revenue recognition criteria have been met for each separate unit of accounting as defined in Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  The Company has deferred the recognition of approximately $3,843,000 and $2,594,000 of licensing revenues as of September 30, 2006 and December 31, 2005, respectively, for which the earnings process has not been completed.

The Company earns royalty revenues on Auxilium’s sales of Testim, which incorporates the Company’s CPE-215 permeation enhancement technology. Since 2003, Auxilium has sold Testim to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased product prior to the units being dispensed through patient prescriptions. Historically, customer returns were not able to be reasonably estimated. Therefore, in accordance with SFAS No. 48, the Company deferred the recognition of royalty revenues on product shipments of Testim until the units were dispensed through patient prescriptions. During the quarter ended June 30, 2006, the Company recorded a one-time increase in royalty revenues of approximately $479,000, or $0.02 per share, due to a change in estimate which, based on historical experience, allowed it to reasonably estimate future product returns on sales of Testim. As a result of the change in estimate, there were no deferred Testim royalties as of September 30, 2006. Deferred income from Testim royalties totaled $348,000 as of December 31, 2005.

Provision for income taxes

As a result of reporting taxable income in Spain, the Company recorded provisions for foreign income taxes totaling $6,607,000 and $4,521,000 for the nine months ended September 30, 2006 and 2005, respectively.  The provisions represented 57% and 33% of the pre-tax income reported in Spain of $11,640,000 and $13,603,000 for the nine months ended September 30, 2006 and 2005, respectively. The Company is evaluating the tax deductibility of the litigation settlement charges recorded in the period (see “Other liabilities” footnote) and expects to conclude on such determination in the fourth quarter of 2006. Effective October 2005, the Company executed intercompany agreements between Bentley Pharmaceuticals, Inc. and Bentley Pharmaceuticals Ireland Limited to license non-U.S. rights of certain technologies owned by Bentley Pharmaceuticals, Inc. and provide for cost-sharing of subsequent development efforts on those technologies.  These arrangements are intercompany in nature, and the resulting income and expenses between the entities are eliminated in consolidation. As future operating profits in the U.S. and Ireland cannot be reasonably assured, no tax benefit has been recorded for the related losses, which totaled approximately $8,474,000 and $1,819,000 for the nine months ended September 30, 2006 and 2005, respectively. Accordingly, the Company has established valuation allowances equal to the full amount of the U.S. and Irish deferred tax assets. As a result of the litigation settlement charges recorded in Spain for which no tax benefit has been recorded in the period and the full valuation allowances in the U.S. and Ireland, the provisions represented 209% and 38% of consolidated pre-tax income for the nine months ended September 30, 2006 and 2005, respectively.

Should the Company determine that it is more likely than not that it will realize certain of its net deferred tax assets for which it has previously provided valuation allowances, an adjustment would be required to reduce the existing valuation allowances. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. No additional potential tax contingencies were considered to be probable and reasonably estimable as of September 30, 2006. However, there is the possibility that the ultimate resolution of such potential contingencies could have an adverse effect on the Company’s Consolidated Financial Statements in the future.

Basic and diluted net income per common share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during each period. The Company included the dilutive effect of outstanding stock options, as calculated using the treasury stock method and restricted stock units, when determining the diluted net income per common share for the three and nine months ended September 30, 2006 and 2005.

The following is a reconciliation between basic and diluted net income per common share for the three and nine months ended September 30, 2005. There is no dilutive effect of equity securities on the Company’s earnings per share for the three and nine months ended September 30, 2006 due to the net losses reported in those periods. Dilutive securities issuable for the three and nine months ended September 30, 2005 included approximately 1,318,000 and 1,245,000 dilutive incremental shares, respectively, issuable as a result of various stock options and unvested restricted stock units that were outstanding. See the discussion of stock options and restricted stock units in the section below entitled “Equity-based compensation — required change in accounting principle”.

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

Excluded from the diluted EPS presentation for the three and nine months ended September 30, 2006 were approximately 3,699,000 shares underlying outstanding stock options and 111,000 shares underlying outstanding restricted stock units as the incremental effect of those shares would be anti-dilutive in those periods.

Excluded from the diluted EPS presentation for each of the three and nine months ended September 30, 2005 were options to purchase an aggregate of approximately 702,000 and 1,135,000 shares of Common

Stock, respectively, at exercise prices greater than the average fair value of the Common Stock for the three and nine months ended September 30, 2005.

Equity-based compensation — required change in accounting principle

In December 2004, the Financial Accounting Standards Board (“the FASB”) issued SFAS No. 123 (Revised), Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123 (Revised) focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for equity-based payment transactions and requires that the cost resulting from those transactions be recognized in the financial statements.  The Company has equity-based employee compensation plans that are described more fully in Note 11 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2005.  The Company adopted SFAS No. 123 (Revised) effective January 1, 2006 using the modified-prospective transition method. The Company uses the accelerated expense attribution method pursuant to FASB Interpretation No. (“FIN”) 28 for all options previously accounted for under APB Opinion No 25. Equity-based compensation attributable to equity awards granted subsequent to December 31, 2005 will be recognized using the straight-line method pursuant to SFAS No. 123 (Revised).  During the nine months ended September 30, 2006, the Company awarded approximately 480,800 stock options and approximately 129,000 restricted stock units.

The Company has in effect stock option and equity incentive plans (the “Plans”), pursuant to which directors, officers, employees and consultants of the Company have been awarded grants of options to purchase the Company’s Common Stock and restricted stock units. The Company’s shareholders voted to increase the number of shares of Common Stock authorized for issuance pursuant to the Company’s Amended and Restated 2005 Equity and Incentive Plan by 750,000 shares in May 2006.  As of September 30, 2006, approximately 4,560,300 shares of Common Stock have been reserved for issuance under the Plans, of which approximately 348,200 are outstanding that were issued under the 1991 Stock Option Plan and approximately 2,500,500 are outstanding that were issued under the 2001 Employee and Director Plans.  Approximately 961,900 shares are outstanding that were issued under the Amended and Restated 2005 Equity and Incentive Plan, excluding 10,000 shares underlying restricted stock units, contingently issuable to non-employee directors, that will be issued when the directors cease to serve as directors of the Company. The balance of approximately 749,700 shares is available for future issuance under the Amended and Restated 2005 Equity and Incentive Plan, which is now the successor to all the other Plans.  Of the shares available for future issuance, approximately 289,400 are available for future stock options only and the remainder are available for any type of award allowed under the plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.  Options are granted for terms not exceeding ten years from the date of grant. Options shall not be granted at an exercise price that is less than 100% of the fair market value of the Company’s Common Stock on the date the options are granted, which is equal to the average of the high and low trading prices of the Company’s Common Stock on the New York Stock Exchange on the date of the award. Options granted under the Plans generally vest over one to three years, commensurate with the related requisite service periods.

The fair value of each restricted stock unit award is estimated on the date of grant using the Company’s closing stock price on the New York Stock Exchange on the date of the award. Restricted stock units granted to employees vest annually over four years, which is the requisite service period.  Shares of Common Stock underlying vested units become issuable to each employee on each annual vesting date.  Restricted stock units granted to non-employee directors vest quarterly over one year, which is the related requisite service period.  Shares of Common Stock underlying vested units become issuable to each non-employee director upon termination of service as a member of the Board of Directors.

The adoption of SFAS No. 123 (Revised) in 2006 resulted in incremental equity-based compensation expense of approximately $1,424,000, or $0.06 per basic and diluted share, for the nine months ended September 30, 2006, of which approximately $19,000 is included in cost of sales, approximately $10,000 is included in selling and marketing expenses, approximately $913,000 (including approximately $97,000 of equity-based compensation expense recorded in the third quarter in accordance with the provisions of the Former CFO’s separation agreement) is included in general and administrative expenses and approximately $482,000 is included in research and development expenses. The incremental equity-based compensation expense resulted in a reduction in net income of $598,000 for the three months ended September 30, 2006, or $0.03 per basic and diluted share, of which approximately $4,000 is included in cost of sales, approximately 2,000 is included in selling and marketing expenses, approximately $392,000 (including approximately $97,000 recorded in accordance with the provisions of the Former CFO’s separation agreement) is included in general and administrative expenses and approximately $200,000 is included in research and development expenses. No related compensation expense was capitalized as the cost of an asset and there was no impact on net cash provided by operating activities or net cash used in financing activities as a result of these transactions.

At the discretion of the Compensation Committee of the Board of Directors, the Company may grant shares of its Common Stock to employees in lieu of cash compensation. The Company also sponsors a 401(k) Plan for eligible employees and matches eligible contributions with shares of the Company’s Common Stock. The Company issued approximately 5,100 and 4,200 shares of Common Stock to its 401(k) Plan as matching contributions during the three months ended September 30, 2006 and 2005, respectively, and approximately 13,900 shares and 16,000 shares during the nine months ended September 30, 2006 and 2005, respectively.  These shares are recorded at their fair value on the last day of each payroll period in which they are earned.  All Company matching contributions vest 25% each year for the first four years of each employee’s employment in which the employee works for the Company at least 1,000 hours.

Equity-based compensation expense attributable to the Company’s 401(k) Plan matching contributions and non-employee options represents the remainder of the Company’s SFAS No. 123 (Revised) equity-based compensation. General and administrative expenses include approximately $27,000 and $30,000 of such non-cash equity-based compensation for the three months ended September 30, 2006 and 2005, respectively, and approximately $87,000 and $74,000 of such compensation for the nine months ended September 30, 2006 and 2005, respectively. Research and development expenses include approximately $50,000 and $35,000 of such non-cash equity-based compensation for the three months ended September 30, 2006 and 2005, respectively, and approximately $120,000 and $105,000 of such compensation for the nine months ended September 30, 2006 and 2005, respectively.

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

The following table details the reported effect that equity-based compensation expense had on net income and earnings per share for the three and nine months ended September 30, 2006 and the pro forma effect that equity-based compensation expense would have had on net income and earnings per share for the three and nine months ended September 30, 2005.  The reported net income and earnings per share for the three and nine months ended September 30, 2006 in the table below includes the equity-based compensation expense actually recorded in the three and nine months ended September 30, 2006 under the provisions of SFAS No. 123 (Revised). The amounts for the three and nine months ended September 30, 2006 are included in the table below only to provide a comparative presentation to the prior year required disclosure (in thousands, except per share data), which was prepared in accordance with SFAS No. 123, as originally issued.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net income, as reported	$(7,229)	$2,485	$(3,440)	$7,263
Add: Equity-based employee compensation expense included in reported net income	675	65	1,633	179
Deduct: Total equity-based employee compensation expense determined under fair value method for all awards	(675)	(1,232)	(1,633)	(2,565)

Net income / pro forma net income	$(7,229)	$1,318	$(3,440)	$4,877

Net income per common share:
Basic — as reported	$(0.33)	$0.11	$(0.16)	$0.34
Basic — pro forma		$0.06		$0.23

Diluted — as reported	$(0.33)	$0.11	$(0.16)	$0.32
Diluted — pro forma		$0.06		$0.22

A summary of stock option award activity under the Plans as of September 30, 2006 and changes during the nine month period then ended are presented below (shares and aggregate intrinsic values in thousands):

	For the Nine Months Ended September 30, 2006
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2005	3,916	$8.72
Granted	481	11.80
Exercised	(677)	5.11
Forfeited and Expired	(21)	10.01
Options outstanding, September 30, 2006	3,699	$9.77	6.70	$8,885

Options exercisable, September 30, 2006	2,875	$9.61	5.99	$7,508

The Company entered into a separation agreement with its former CFO, pursuant to which certain equity awards were modified during the quarter to allow for the acceleration of vesting and extension of post employment exercise period. These modifications resulted in the recognition of approximately $97,000 of equity-based compensation which has been recorded in general and administrative expenses in the three and nine months ended September 30, 2006.

During the first nine months of 2006, the Company granted 89,000 restricted stock units to employees with a weighted average grant date fair value of $11.63 and 40,000 restricted stock units to non-employee directors with a weighted average grant date fair value of $11.78, all of which were granted in the second quarter.

A summary of restricted stock units award activity under the Amended and Restated 2005 Equity and Incentive Plan as of September 30, 2006 and changes during the nine month period then ended are presented below (shares and aggregate intrinsic values in thousands):

	For the Nine Months Ended September 30, 2006
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Restricted stock units outstanding December 31, 2005	—	$—
Granted	129	11.67
Vested	(12)	11.78
Forfeited	(6)	11.78
Restricted stock units outstanding, September 30, 2006	111	$11.66	1.67	$1,335

As of September 30, 2006, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $1,184,000 and is expected to be recognized over a weighted average period of approximately 2.2 years.  All of the Company’s outstanding restricted stock units were unvested as of September 30, 2006.

Included in the approximately 12,000 units that vested during the year are 10,000 shares contingently issuable to non-employee directors that, pursuant to the terms and conditions of the restricted stock unit agreements, will be issued when the directors cease to serve as directors of the Company.  Shares of common stock were issued in the third quarter for the balance of units that vested in 2006.  The intrinsic value of these shares when they vested was approximately $20,000.  As future operating profits in the U.S. cannot be reasonably assured, the Company has not recorded any tax benefit resulting from the settlement of U.S. awards.

The table below summarizes options outstanding and exercisable at September 30, 2006 (number of options in thousands):

	Options Outstanding.			Options Currently Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price
$2.00 - $3.00	58	$2.72	2.4	58	$2.72
5.70 -5.88	142	5.84	3.7	142	5.84
6.00 -6.33	283	6.01	4.6	283	6.01
7.10 -7.39	182	7.31	6.6	114	7.26
7.50	345	7.50	8.0	131	7.50
8.00 -8.93	310	8.28	6.0	310	8.28
9.00 -9.80	469	9.69	5.1	469	9.69
10.04	273	10.04	6.6	273	10.04
10.38 -10.79	200	10.76	8.0	195	10.77
11.00 -11.78	818	11.57	8.4	351	11.28
12.01 -12.55	203	12.30	8.4	133	12.44
13.30	373	13.30	6.3	373	13.30
13.48 -15.83	43	14.07	7.2	43	14.07

$2.00 - $15.83	3,699	$9.77	6.7	2,875	$9.61

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.  Assumptions and the resulting fair value for option awards granted during the three and nine months ended September 30, 2006 and 2005 are provided below (results may vary depending on the assumptions applied within the model):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Risk-free interest rate	4.77%	4.09%	4.95%	3.97%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	5 years	5 years	5 years	5 years
Volatility	45.75%	46.28%	46.24%	45.44%
Fair value of options granted	$5.57	$5.02	$5.54	$3.87

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

A summary of the activity for nonvested share awards as of September 30, 2006 and 2005 is provided below with changes during the nine month periods ended September 30, 2006 and 2005 (shares in thousands):

	For the Nine Months Ended September 30,
	2006		2005
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options outstanding, beginning of the period	840	$4.35	748	$5.58
Granted	481	5.54	820	4.00
Vested	(477)	(4.81)	(663)	(5.07)
Forfeited	(20)	(4.62)	(15)	4.24
Nonvested options outstanding, end of the period	824	$4.77	890	$4.37

As of September 30, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $2,814,000 and is expected to be recognized over a weighted average period of approximately 2.3 years.

Options to purchase approximately 677,000 and 876,000 shares of Common Stock were exercised during the nine months ended September 30, 2006 and 2005, respectively.  Net cash proceeds to the Company from the 2006 and 2005 exercises totaled approximately $150,000 and $1,800,000, respectively, while the total intrinsic value (the excess of the market price over the exercise price) of those option exercises was approximately $5,384,000 and $6,742,000, respectively. As future operating profits in the U.S. cannot be reasonably assured, no tax benefit resulting from the settlement of U.S. awards has been recorded. The total fair value of stock options that vested during the nine months ended September 30, 2006 and 2005 was approximately $2,294,000 and $3,361,000, respectively.

The Company generally issues previously unissued shares for the exercise of stock options and to match eligible 401(k) Plan contributions; however, the Company may reissue previously acquired treasury shares to satisfy these issuances in the future. The Company does not have a policy of repurchasing shares on the open market to satisfy option exercises and matching contributions to the 401(k) Plan.

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

Set forth in the tables below is certain financial information with respect to the Company’s business and geographical segments for the three and nine months ended September 30, 2006 and 2005 and as of September 30, 2006 and December 31, 2005. The segment information has been prepared using the same accounting policies as those described in the summary of significant accounting policies in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

For the three months ended September 30, 2006 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$22,834	$39	$—	$—	$22,873
Licensing and collaboration revenues	170	—	—	2,113	2,283
Total revenue	23,004	39	—	2,113	25,156
Cost of net product sales	11,739	39	—	—	11,778
Gross Profit	11,265	—	—	2,113	13,378
Selling and marketing expense	3,495	—	—	—	3,495
General and administrative expense	1,901	—	1	1,849	3,751
Research and development expense	421	—	1,013	1,013	2,447
Depreciation and amortization expense	270	21	—	169	460
Litigation settlement	7,764	1,168	—	—	8,932
(Loss) from operations	(2,586)	(1,189)	(1,014)	(918)	(5,707)
Interest income	55	—	—	168	223
Interest expense	(15)	—	—	—	(15)
Other income (expense), net	—	—	—	—	—
(Loss) before income taxes	(2,546)	(1,189)	(1,014)	(750)	(5,499)
Provision for income taxes	1,730	—	—	—	1,730
Net (loss)	(4,276)	(1,189)	(1,014)	(750)	(7,229)
Expenditures for fixed assets	4,597	—	—	157	4,754
Expenditures for drug licenses	572	—	—	360	932

For the three months ended September 30, 2005 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$22,057	$—	$—	$—	$22,057
Licensing and collaboration revenues	57	—	—	1,398	1,455
Total revenues	22,114	—	—	1,398	23,512
Cost of net product sales	11,104	—	—	—	11,104
Gross profit	11,010	—	—	1,398	12,408
Selling and marketing expense	3,503	—	—	—	3,503
General and administrative expense	2,763	—	—	185	2,948
Research and development expense	315	—	—	1,460	1,775
Depreciation and amortization expense	237	21	—	158	416
Litigation settlement	60	28	—	—	88
Income(loss) from operations	4,132	(49)	—	(405)	3,678
Interest income	35	—	—	203	238
Interest expense	(53)	—	—	—	(53)
Other income (expense), net	1	—	—	(2)	(1)
Income (loss) before income taxes	4,115	(49)	—	(204)	3,862
Provision for income taxes	1,377	—	—	—	1,377
Net income (loss)	2,738	(49)	—	(204)	2,485
Expenditures for fixed assets	2,674	—	—	17	2,691
Expenditures for drug licenses	666	—	—	241	907

For the nine months ended September 30, 2006 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$75,861	$39	$—	$—	$75,900
Licensing and collaboration revenues	409	—	—	6,108	6,517
Total revenues	76,270	39	—	6,108	82,417
Cost of net product sales	37,143	39	—	—	37,182
Gross profit	39,127	—	—	6,108	45,235
Selling and marketing expense	11,876	—	—	—	11,876
General and administrative expense	5,507	—	68	5,745	11,320
Research and development expense	1,374	—	3,238	3,238	7,850
Depreciation and amortization expense	784	63	—	494	1,341
Litigation settlement	8,034	2,235	—	—	10,269
Income (loss) from operations	11,552	(2,298)	(3,306)	(3,369)	2,579
Interest income	110	—	—	551	661
Interest expense	(109)	—	—	—	(109)
Other income (expense), net	36	—	—	—	36
Income (loss) before income taxes	11,589	(2,298)	(3,306)	(2,818)	3,167
Provision for income taxes	6,607	—	—	—	6,607
Net income (loss)	4,982	(2,298)	(3,306)	(2,818)	(3,440)
Expenditures for fixed assets	11,734	—	—	336	12,070
Expenditures for drug licenses	1,128	—	—	675	1,803

For the nine months ended September 30, 2005 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$68,769	$—	$—	$—	$68,769
Licensing and collaboration revenues	227	—	—	3,524	3,751
Total revenues	68,996	—	—	3,524	72,520
Cost of net product sales	33,923	—	—	—	33,923
Gross profit	35,073	—	—	3,524	38,597
Selling and marketing expense	12,118	—	—	—	12,118
General and administrative expense	6,787	—	—	1,905	8,692
Research and development expense	1,453	—	—	3,281	4,734
Depreciation and amortization expense	836	63	—	460	1,359
Litigation settlement	217	163	—	—	380
Income from operations	13,662	(226)	—	(2,122)	11,314
Interest income	79	—	—	531	610
Interest expense	(163)	—	—	—	(163)
Other income (expense), net	25	—	—	(2)	23
Income before income taxes	13,603	(226)	—	(1,593)	11,784
Provision for income taxes	4,521	—	—	—	4,521
Net income (loss)	9,082	(226)	—	(1,593)	7,263
Expenditures for fixed assets	6,548	—	—	125	6,673
Expenditures for drug licenses	722	—	—	755	1,477

As of September 30, 2006 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Receivables, net	$28,083	$285	$—	$4,200	$32,568
Other current assets	29,264	—	—	11,099	40,363
Fixed assets	42,651	—	—	2,382	45,033
Drug licenses and related costs	10,061	1,737	—	3,504	15,302
Other non-current assets	632	—	—	1,192	1,824
Total assets	110,691	2,022	—	22,377	135,090
Current liabilities	30,484	—	32	3,103	33,619
Non-current liabilities	8,753	—	—	—	8,753
Total liabilities	39,237	—	32	3,103	42,372

As of December 31, 2005 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Receivables, net	$23,469	$—	$—	$3,447	$26,916
Other current assets	25,443	—	—	22,718	48,161
Fixed assets	31,189	—	—	2,177	33,366
Drug licenses and related costs	8,931	1,581	—	3,346	13,858
Other non-current assets	1,615	—	—	304	1,919
Total assets	90,647	1,581	—	31,992	124,220
Current liabilities	25,639	97	—	2,944	28,680
Non-current liabilities	3,943	—	—	8	3,951
Total liabilities	29,582	97	—	2,952	32,631

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

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should  be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The Company is currently assessing what impact, if any, the adoption of SFAS 157 will have on its consolidated financial statements.

Reclassifications

Certain costs incurred in prior periods associated with litigation claims the Company has substantially agreed to settle in the current quarter have been reclassified from general and administrative expenses to litigation settlement to conform with the current period’s presentation.  Such reclassifications do not have any net effect on the Company’s financial position, results of operations or cash flows for the prior periods presented.

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

Change in Estimate

As discussed in the Notes to Condensed Consolidated Financial Statements and under the heading “Critical Accounting Policies and Estimates” set forth below, during the quarter ended June 30, 2006, we recorded a one-time increase in royalty revenues of approximately $479,000, or $.02 per share, due to a change in estimate which, based on historical experience, allowed us to reasonably estimate future product returns on sales of Testim. This one-time increase is reported in Licensing and collaboration revenues and Net income for the three months ended June 30, 2006 and the nine months ended September 30, 2006.

Litigation Settlement

We have reached substantial agreement with Ethypharm S.A. Spain and Ethypharm S.A. France on terms to settle all outstanding litigation between the parties.  As a result, we recorded a $7,546,000 charge in the third quarter of 2006 representing the present value of $4,000,000 expected to be paid in the fourth quarter of 2006 and four payments of $1,000,000 to be paid on the first four anniversaries of the first payment, discounted at a rate of 4.72%.  Because no definitive settlement agreement has yet been concluded, there can be no assurance as to whether, or on what additional terms, this litigation will ultimately be settled. We have also incurred approximately $2,723,000 in related litigation defense costs in the nine months ended September 30, 2006, of which approximately $1,386,000 was incurred in the three months ended September 30, 2006.  The settlement and related charges are recorded in litigation settlement on the Condensed Consolidated Income Statement.

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

Specialty Generic Pharmaceuticals

Our pharmaceutical product sales activities are based in Spain, where we have a significant commercial presence and we manufacture and market approximately 110 pharmaceutical products of various dosages and strengths.  These products include approximately 160 product presentations in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. We market our branded generic and generic products to physicians, pharmacists and hospitals through our three separate sales and marketing organizations based in Spain: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. We target markets that offer compatible regulatory approval regimes and attractive product margins.  In August 2005, we formed an Irish subsidiary, Bentley Pharmaceuticals Ireland Limited, to assist in our European expansion strategy. Bentley Pharmaceuticals Ireland Limited received its first marketing approval by the Irish Medicines Board in November 2005 and expects to launch the first product in the fourth quarter of this year. We are currently pursuing several alternatives for additional sales and distribution of our products through this entity.

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

We also own a manufacturing facility located in Zaragoza, Spain that specializes in the manufacture of several active pharmaceutical ingredients.  We manufacture and market these ingredients through our subsidiary, Bentley A.P.I.  The facility has been approved by the FDA for the manufacture of one ingredient for marketing and sale in the U.S.  Our facility manufactures ingredients for pharmaceutical products that are marketed by other pharmaceutical companies both in Spain and in other international markets.

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

Research and Development Focus

In 2005 we reported the results of our Phase II study, which we had concluded in December 2004, for the intranasal delivery of insulin in Type I diabetes patients using our CPE-215 technology. We reported the results of that trial in an abstract titled “Intranasal Insulin Administration in Type I Diabetic Patients Utilizing CPE-215 Technology” at the American Diabetes Association 65th Scientific Sessions, September 10-14, 2005, in San Diego, California. The full results of that trial were published in 2006 in the journal Diabetes Technology & Therapeutics, Volume 8, Number 1.  Development and clinical programs for intranasal insulin will continue and expand both outside and inside the U.S. We are continuing our clinical programs to support our strategy for the eventual distribution of certain of our Spanish generic pharmaceutical products in other countries, including the U.S. through collaboration agreements similar to our agreement with Perrigo Company. We expect to continue to invest our resources to conduct clinical trials and support the required regulatory submissions for our clinical programs. We expect to incur increased costs for product formulation and testing efforts.

Effect of Foreign Currency Fluctuations

A substantial amount of our business is conducted in Europe and is therefore influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, particularly the Euro. An increase in the weighted average value of the Euro in relation to the U.S. Dollar over the prior year third quarter, had the following impact on the results of our operations when reported in U.S. Dollars: (1) total revenues were increased by approximately $984,000, (2) gross profit was increased by approximately $477,000, (3) operating expenses increased by approximately $557,000, (4) provision for income taxes was increased by approximately $76,000, which resulted in (5) a decrease to net income of approximately $156,000. A decrease in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the following impact on the results of our operations for the nine months ended September 30, 2006 when reported in U.S. Dollars: (1) total revenues were decreased by approximately $744,000, (2) gross profit was decreased by approximately $389,000, (3) operating expenses were increased by approximately $118,000, (4) provision for income taxes was decreased by approximately $61,000, which resulted in (5) a decrease in net income of approximately $445,000. We are considering the use of derivates to limit foreign currency risks.

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

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005

Revenues by Segment

(in thousands)

	For the Three Months Ended September 30,				Change
	2006	%	2005	%	$	%
Specialty Generics
Net product sales	$22,873	91%	$22,057	94%	$816	4%
Licensing and collaboration revenues	170	1%	57	*	113	198%
	23,043	92%	22,114	94%	929	4%
Drug Delivery
Licensing and collaboration revenues	2,113	8%	1,398	6%	715	51%

Total revenues	$25,156	100%	$23,512	100%	$1,644	7%

* Less than 1%

Revenues.     Our revenues are generated through our primary sales channels of branded generic pharmaceuticals, generic pharmaceuticals, sales to licensees and others and licensing and collaboration revenues. The following is a summary of our revenues by sales channel and top-selling product lines:

For the three months ended September 30, 2006:

(in thousands)

	Revenues Within Spain
				Revenues
	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues
Omeprazole	$671	$3,896	$—	$—	$4,567	18%
Simvastatin	457	1,371	—	—	1,828	7%
Enalapril	1,241	347	—	—	1,588	6%
Paroxetine	319	774	—	—	1,093	4%
Lansoprazole	633	219	—	—	852	4%
All other products	2,408	2,580	301	473	5,762	23%
Sales to licensees and others	—	—	2,642	4,541	7,183	29%
Licensing and collaborations	—	—	170	2,113	2,283	9%
Total Revenues	$5,729	$9,187	$3,113	$7,127	$25,156	100%
% of Q-2 2006 Revenues	23%	37%	12%	28%	100%

For the three months ended September 30, 2005:

(in thousands)

	Revenues Within Spain
				Revenues
	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues
Omeprazole	$657	$3,694	$—	$—	$4,351	19%
Simvastatin	402	1,277	—	—	1,679	7%
Enalapril	933	407	—	—	1,340	6%
Paroxetine	294	765	—	—	1,059	5%
Lansoprazole	427	146	—	—	573	2%
All other products	2,224	2,226	86	424	4,960	21%
Sales to licensees and others	—	—	2,479	5,616	8,095	34%
Licensing and collaborations	—	—	58	1,397	1,455	6%
Total Revenues	$4,937	$8,515	$2,623	$7,437	$23,512	100%
% of Q-2 2005 Revenues	21%	36%	11%	32%	100%

Total revenues for the three months ended September 30, 2006 increased 7% (3% in constant currency) from the same period in the prior year. The core of our specialty generics business has been the efficient manufacturing and in-country marketing of branded generic and generic pharmaceutical products.  Historically, our pharmaceutical products were sold only within Spain.  However, the execution of our long-term strategic plan over the past several years has created an opportunity for our Spanish operations to expand beyond the borders of Spain into other European countries and other countries outside of Europe.

In order to promote higher volume purchases from our customers, we have traditionally used a combination of sales discounts and promotional goods.  However, in August 2006, the Spanish government enacted new legislation that restricted the use of certain promotional goods. Immediately prior to the implementation date of the new law, certain competitors in Spain offered unusually favorable promotions. Certain of our customers took advantage of those promotions and increased their inventory levels.  We believe the promotions offered by our competitors created a temporary decrease in our sales levels early in the quarter. However, we believe that the impact was temporary and we have seen our sales begin to recover.

Branded Generic Pharmaceutical Products

(in thousands)

	For the Three Months Ended September 30,				Change
	2006	%	2005	%	$	%
Branded Generic Product Sales:
Enalapril	$1,241	22%	$933	19%	$308	33%
Omeprazole	671	12%	657	13%	14	2%
Lansoprazole	632	11%	534	11%	98	18%
Codeisan	588	10%	427	9%	161	38%
Simvastatin	457	8%	402	8%	55	14%
All other branded genericproducts	2,140	37%	1,984	40%	156	8%
Total branded generic sales	$5,729	100%	$4,937	100%	$792	16%

Sales of our branded generic pharmaceutical products increased by 16% (12% in constant currency) during the three months ended September 30, 2006 compared to the three months ended September 30, 2005.  Sales of enalapril, which accounts for 22% of our branded generic pharmaceutical revenues during the quarter also accounted for 39% of the increase in our branded generic sales. Increased sales of our branded cold, cough product, Codeisan, accounted for 20% of the increase in sales of our branded generic products.

Generic Pharmaceutical Products

(in thousands)

	For the Three Months Ended September 30,				Change
	2006	%	2005	%	$	%
Generic Product Sales:
Omeprazole	$3,896	43%	$3,694	43%	$202	5%
Simvastatin	1,371	15%	1,277	15%	94	7%
Paroxetine	774	8%	765	9%	9	1%
Pentoxifylline	654	7%	607	7%	47	8%
Trimetazidine	586	6%	487	6%	99	20%
All other generic products	1,906	21%	1,685	20%	221	13%
Total generic sales	$9,187	100%	$8,515	100%	$672	8%

Sales of our generic pharmaceutical products increased by 8% (3% in constant currency) during the three months ended September 30, 2006 compared to the three months ended September 30, 2005.  Continued strong sales of our generic simvastatin and omeprazole accounted for 44% of our increase in generic pharmaceutical sales in the third quarter of 2006. We expect to continue to increase our generic drug portfolio and increase our generic drug sales in Spain and other European countries as products come off patent in the future.

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

Sales to Licensees and Others

(in thousands)

	For the Three Months Ended September 30,		Change
	2006	2005	$	%

Sales to licensees and others	$7,183	$8,095	$(912)	-11%

In addition to manufacturing and selling our own branded generic and generic products, we license the right to market products to others within and outside of Spain.  These license agreements are usually accompanied by long-term exclusive supply agreements, whereby our licensees purchase the licensed products from our manufacturing facility (and are recorded as net product sales in the Consolidated Income Statements).  As of September 30, 2006, our Spanish operations have executed 184 license agreements for product registrations, of which 20 with customers in Spain and 91 with customers outside of Spain cover actively marketed products that are generating revenues.  The remaining licenses (nine with customers in Spain and 64 with customers outside of Spain) are for products that are awaiting regulatory approvals. Additionally, we have 16 contract manufacturing agreements in effect in Spain and six contract manufacturing agreements in effect for international customers.  Our clients market these products under their own names and with their own labeling.  Many of the products we manufacture for others use the same active ingredients that are used in our own marketed products. Sales to licensees and others in the three months ended September 30, 2006 decreased 11% when compared to the prior year period. The decrease in the quarter is due to the timing of shipments in the quarter as compared to timing of shipments in the same period of the prior year.  Sales to our licensees are usually of larger quantities and occur on a less frequent basis than our normal sales in Spain.  Therefore, the shipment of one order, or delayed shipment of one order, could cause a significant fluctuation from quarter to quarter.

Licensing and Collaboration Revenues

(in thousands)

	For the Three Months Ended September 30,		Change
	2006	2005	$	%

Specialty generics	$170	$57	$113	198%
Drug delivery	2,113	1,398	715	51%

Total	$2,283	$1,455	$828	57%

Licensing and collaboration revenues increased by 57% and accounted for 9% of total revenues for the three month period ended September 30, 2006 compared to 6% for the three month period ended September 30, 2005.  These revenues included royalties from sales of Testim of approximately $2,107,000 in the three months ended September 30, 2006 compared to $1,390,000 in the third quarter of the prior year. Based on industry sources, Testim is currently reported to capture approximately 18% of all testosterone gel replacement prescriptions in the U.S. market, compared to approximately 16% of all testosterone gel replacement prescriptions one year ago.

Gross Profit

(in thousands)

	For the Three Months Ended September 30,		Change
	2006	2005	$	%

Specialty generics	$11,265	$11,010	$255	2%
Drug delivery	2,113	1,398	715	51%

Total	$13,378	$12,408	$970	8%

Gross profit increased by approximately $970,000, or 8% (4% in constant currency), in the three months ended September 30, 2006, when compared to the three months ended September 30, 2005, primarily from increased sales of Testim. However, our gross margins on specialty generic net product sales were 49% in the three months ended September 30, 2006 compared to 50% in the three months ended September 30, 2005.  Reduced margins resulted from increased manufacturing personnel and depreciation expenses, associated with the continued expansion of our manufacturing facilities in Spain.

Selling and Marketing Expenses

(in thousands)

	For the Three Months Ended September 30,		Change
	2006	2005	$	%

Specialty generics	$3,495	$3,503	$(8)	*
Drug delivery	—	—	—	—

Total	$3,495	$3,503	$(8)	*

* Less than 1%

Selling and marketing expenses for the three months ended September 30, 2006 remained consistent with the same period in the prior year. As a percentage of net product sales, selling and marketing expenses decreased from 16% in the three months ended September 30, 2005, to 15% in the three months ended September 30, 2006.

General and Administrative Expenses

(in thousands)

	For the Three Months Ended September 30,		Change
	2006	2005	$	%

Specialty generics	$1,901	$2,763	$(862)	(31)%
Drug delivery	1,850	185	1,665	900%

Total	$3,751	$2,948	$803	27%

General and administrative expenses, which excludes litigation settlement charges associated with the estimated loss contingency for litigation claims in the quarter (see litigation settlement expenses below), increased 27% when compared to the same period of the prior year.  Included in the current year are severance costs of approximately $600,000 related to a change in the Company’s Chief Financial Officer in September 2006 and approximately $300,000 in equity-based compensation in the current quarter which was not required to be recorded in the prior year period. All of these costs except for $39,000 are included in the Company’s drug delivery segment.

Research and Development Expenses

(in thousands)

	For the Three Months Ended September 30,		Change
	2006	2005	$	%

Specialty generics	$421	$315	$106	34%
Drug delivery	2,026	1,460	566	39%

Total	$2,447	$1,775	$672	38%

Research and development expenses have increased 38% in the three months ended September 30, 2006 to $2,447,000 when compared to the third quarter of 2005.  The increase is attributed to our continued investments in our research and development programs for drug delivery technologies, primarily our intranasal insulin product candidate. Research and development expenses also include approximately $200,000 of non-cash, equity-based compensation expense related to equity awards, for which there was no comparable expense recorded in the same period of the prior year.  We plan to continue to invest in research and development for the remainder of 2006 to help us build on the clinical progress of CPE-215 and advance the early-stage research on our Nanocaplet technology. We expect an increase in the fourth quarter research and development expenses over the third quarter expenses as a result of increased clinical activities planned for the fourth quarter.

Litigation Settlement Expenses

(in thousands)

	For the Three Months Ended September 30,		Change
	2006	2005	$	%

Specialty generics	$8,932	$88	$8,844	*

* Not meaningful

Litigation settlement expenses for the three months ended September 30, 2006 includes $7,546,000 representing the present value of the Company’s estimated loss contingency stemming from litigation for which we reached substantial agreement on settlement terms in the current quarter plus an additional $1,386,000 in related litigation defense costs. The amounts recorded in the three months ended September 30, 2005 represent the litigation defense costs related to the settled claim that were incurred in that period. See “Other liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information.  These amounts have been reclassified from general and administrative expenses on the Condensed Consolidated Income Statements.

Benefit for Income Taxes

(in thousands)

	For the Three Months Ended September 30, 2006
	Spain	Ireland	U.S.	Consolidated
Loss before income taxes
Specialty generics	$(2,545)	$(1)	$(1,189)	$(3,735)
Drug delivery	—	(1,014)	(750)	(1,764)

Total loss before income taxes	(2,545)	(1,015)	(1,939)	(5,499)

Provision (Benefit) for income taxes	1,730	(126)	(690)	914
Valuation allowance	—	126	690	816

Net provision for income taxes	1,730	—	—	1,730

Net loss	$(4,275)	$(1,015)	$(1,939)	$(7,229)

Effective tax rate	68%	0%	0%	31%

We recorded a provision for foreign income taxes totaling $1,730,000 for the three months ended September 30, 2006. As a result of reporting taxable income in Spain for the three months ended September 30, 2005, we recorded a provision for foreign income taxes totaling $1,377,000.  The provision for income taxes represented 68% of the Spanish pre-tax loss of $(2,545,000) for the three months ended September 30, 2006 due to the $7,546,000 loss contingency recorded in Spain in September 2006 for which no tax benefit was recorded in the period. We are evaluating the tax deductibility of the loss contingency and expect to conclude on such determination in the fourth quarter of 2006. The provision for income taxes represented 33% of the pre-tax loss and income reported in Spain of $4,113,000 for the three months ended September 30, 2005.  As future operating profits in the U.S and Ireland cannot be reasonably assured, no tax benefit has been recorded for the related losses, which totaled approximately $2,954,000 and $251,000 for the three months ended September 30, 2006 and 2005, respectively. Accordingly, the Company has established valuation allowances equal to the full amount of the U.S. and Irish deferred tax assets. As a result of the litigation settlement changes recorded in Spain, for which no tax benefit was recorded and the valuation allowance on the Ireland and U.S. losses, we recorded a net provision for income taxes of $1,730,000 which represents 31% of the consolidated pre-tax loss in the three months ended September 30, 2006.  The provision for income taxes represented 36% of consolidated pre-tax income in the three months ended September 30, 2005.

Should we determine that it is more likely than not that we will realize certain of our net deferred tax assets for which we have previously provided valuation allowances, an adjustment would be required to reduce the existing valuation allowances. In addition, we operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. No additional potential tax contingencies were considered to be probable and reasonably estimable as of September 30, 2006. However, there is the possibility that the ultimate resolution of such potential contingencies could have an adverse effect on our Consolidated Financial Statements in the future.

Net (Loss) Income

(in thousands, except per share data)

	For the Three Months Ended September 30,		Change
	2006	2005	$	%

Specialty Generics	$(5,465)	$2,689	$(8,154)	-303%
Drug Delivery	(1,764)	(204)	(1,560)	-809

Total net (loss) income	$(7,229)	$2,485	$(9,714)	-391%

Net income per common share:
Basic	$(0.33)	$0.11	$(0.44)	-400%
Diluted	$(0.33)	$0.11	$(0.44)	-400%

Weighted average common shares outstanding:
Basic	22,194	21,652	542	3%
Diluted	22,194	22,970	(776)	-3%

We reported loss from operations of $5,707,000 in the three months ended September 30, 2006 compared to income from operations of $3,678,000 in the three months ended September 30, 2005. The combination of loss from operations of $5,707,000 and the non-operating items, primarily the provision for income taxes of $1,730,000, resulted in net loss of $7,229,000, or $(0.33) per basic common share on 22,194,000 weighted average basic common shares outstanding in the three months ended September 30, 2006, compared to net income of $2,485,000, or $0.11 per basic common share ($0.11 per diluted common share) on 21,652,000 weighted average basic common shares outstanding (22,970,000 weighted average diluted common shares outstanding) in the same period of the prior year.

Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005

Revenues by Segment

(in thousands)

	For the Nine Months Ended September 30,				Change
	2006	%	2005	%	$	%
Specialty Generics
Net product sales	$75,900	92%	$68,769	95%	$7,131	10%
Licensing and collaboration revenues	409	*	227	*	182	80%
	76,309	92%	68,996	95%	7,313	11%
Drug Delivery
Licensing and collaboration revenues	6,108	8%	3,524	5%	2,584	73%

Total revenues	$82,417	100%	$72,520	100%	$9,897	14%

* Less than 1%

Revenues.     Set forth below is a summary of our revenues by sales channel and top-selling product lines:

For the nine months ended September 30, 2006:

(in thousands)

	Revenues Within Spain
				Revenues
	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues
Omeprazole	$2,012	$12,589	$—	$—	$14,601	18%
Simvastatin	1,383	4,334	—	—	5,717	7%
Enalapril	3,538	1,477	—	—	5,015	6%
Paroxetine	1,094	2,389	—	—	3,483	4%
Lansoprazole	1,958	671	—	—	2,629	3%
All other products	7,693	8,172	782	1,100	17,747	22%
Sales to licensees and others	—	—	9,553	17,155	26,708	32%
Licensing and collaborations	—	—	409	6,108	6,517	8%
Total Revenues	$17,678	$29,632	$10,744	$24,363	$82,417	100%
% of YTD 2006 Revenues	21%	36%	13%	30%	100%

For the nine months ended September 30, 2005:

(in thousands)

	Revenues Within Spain
				Revenues
	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues
Omeprazole	$2,107	$11,948	$—	$—	$14,055	19%
Simvastatin	1,275	3,862	—	—	5,137	7%
Enalapril	3,084	1,319	—	—	4,403	6%
Paroxetine	1,011	2,413	—	—	3,424	5%
Lansoprazole	1,374	390	—	—	1,764	3%
All other products	8,160	7,039	271	1,439	16,909	23%
Sales to licensees and others	—	—	9,722	13,355	23,077	32%
Licensing and collaborations	—	—	228	3,523	3,751	5%
Total Revenues	$17,011	$26,971	$10,221	$18,317	$72,520	100%
% of YTD 2005 Revenues	23%	37%	14%	26%	100%

Total revenues for the nine months ended September 30, 2006 increased 14% from the same period in 2005, or 15% when expressed in constant currency. A decrease in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of decreasing year-to-date 2006 revenues by approximately $744,000 (almost entirely in the first quarter of 2006) compared to the same nine month period of 2005. Our current period growth was driven primarily by (1) increased sales of our products to our licensees and others of approximately $3,631,000, which represents 37% of the growth in the period; (2) approximately $2,766,000 of increased licensing and collaboration revenues, primarily royalty revenue from the sales of Testim (see Notes to Condensed Consolidated Financial Statements — Revenue recognition for a discussion of a change in estimate regarding Testim royalties), which represents 28% of the current period growth and (3) approximately $2,662,000 from increased sales of our five top selling products, which represents 27% of our current period growth.

Branded Generic Pharmaceutical Products

(in thousands)

	For the Nine Months Ended September 30,				Change
	2006	%	2005	%	$	%
Branded Generic Product Sales:
Enalapril	$3,538	20%	$3,084	18%	$454	15%
Codeisan	2,051	12%	2,531	15%	(480)	-19%
Omeprazole	2,012	11%	2,107	12%	(95)	-5%
Lansoprazole	1,958	11%	1,374	8%	584	43%
Simvastatin	1,383	8%	1,275	8%	108	8%
All other branded genericproducts	6,736	38%	6,640	39%	96	1%
Total branded generic sales	$17,678	100%	$17,011	100%	$667	4%

Sales of our branded generic pharmaceutical products increased 4% during the nine months of 2006 compared to the nine months ended September 30, 2005. Increased sales of our enalapril and lansoprazole was partially offset by reduced sales of Codeisan, our leading cough product, which decreased by $480,000, or 19% when compared to the nine months of 2005 as a result of a mild cough, cold and flu season in 2006.  Additionally, a decrease in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of decreasing year-to-date 2006 branded generic sales by approximately $160,000 when compared to the same nine month period of 2005.

Generic Pharmaceutical Products

(in thousands)

	For the Nine Months Ended September 30,				Change
	2006	%	2005	%	$	%
Generic Product Sales:
Omeprazole	$12,589	42%	$11,948	45%	$641	5%
Simvastatin	4,334	15%	3,862	14%	472	12%
Paroxetine	2,389	8%	2,413	9%	(24)	-1%
Pentoxifylline	1,932	6%	1,947	7%	(15)	-1%
Trimetazidine	1,679	6%	1,693	6%	(14)	-1%
All other generic products	6,709	23%	5,108	19%	1,601	31%
Total generic sales	$29,632	100%	$26,971	100%	$2,661	10%

Sales of our generic pharmaceutical products increased by 10% (11% in constant currency) during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.  Increased demand for our generic omeprazole and simvastatin products accounted for 42% of our generic pharmaceutical revenue growth in the nine months ended September 30, 2006. Our generic pharmaceutical products sales increased despite the decrease in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, which had the effect of decreasing our generic product sales by approximately $320,000 when compared to the same nine month period of 2005.

Sales to Licensees and Others

(in thousands)

	For the Nine Months Ended September 30,		Change
	2006	2005	$	%

Sales to licensees and others	$26,708	$23,077	$3,631	16%

Sales to licensees and others in the nine months ended September 30, 2006 increased 16% when compared to the same nine month period of the prior year, or 17% in constant currency.  A decrease in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of decreasing our revenues from sales to licensees and others by approximately $220,000.

Licensing and Collaboration Revenues

(in thousands)

	For the Nine Months Ended September 30,		Change
	2006	2005	$	%

Specialty generics	$409	$227	$182	80%
Drug delivery	6,108	3,524	2,584	73%

Total	$6,517	$3,751	$2,766	74%

Licensing and collaboration revenues accounted for 8% of total revenues in the nine months ended September 30, 2006 and totaled $6,517,000. These revenues included increased royalties of approximately $6,089,000 in the nine months ended September 30, 2006 (which includes a one-time increase of approximately $479,000) compared to $3,512,000 in the nine months ended September 30, 2005. See “Revenue recognition” in the Notes to Condensed Consolidated Financial Statements and “Change in Estimate” above for additional information.

Gross Profit

(in thousands)

	For the Nine Months Ended September 30,		Change
	2006	2005	$	%

Specialty generics	$39,127	$35,073	$4,054	12%
Drug delivery	6,108	3,524	2,584	73%

Total	$45,235	$38,597	$6,638	17%

Gross profit increased by approximately $6,638,000, or 17%, in the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005.  Gross margins on net product sales were 51% in the nine months ended September 30, 2006 and 2005. Since the first quarter of 2005, the Company has been recording an estimate for a pharmaceutical tax in Spain in accordance with the guidelines established by the Spanish government. The Company received its actual 2005 pharmaceutical tax assessment from the government in the second quarter of 2006. The assessment was less than the amount previously estimated by the Company for 2005 and resulted in a benefit of approximately $460,000 to cost of net product sales for the three months ended June 30, 2006.

Selling and Marketing Expenses

(in thousands)

	For the Nine Months Ended September 30,		Change
	2006	2005	$	%

Specialty generics	$11,876	$12,118	$(242)	-2%
Drug delivery	—	—	—	—

Total	$11,876	$12,118	$(242)	-2%

Selling and marketing expenses for the nine months ended September 30, 2006 decreased 2% from the same period in the prior year; however, selling and marketing expenses remained relatively consistent when expressed in constant currency. The decrease in the weighted average value of the Euro, in relation to the U.S. Dollar over the past year, had the effect of decreasing selling and marketing expenses by approximately $118,000 in the nine months ended September 30, 2006. Selling and marketing expenses as a percentage of net product sales decreased from 18% in the nine months ended September 30, 2005 to 16% in the nine months ended September 30, 2006.

General and Administrative Expenses

(in thousands)

	For the Nine Months Ended September 30,		Change
	2006	2005	$	%

Specialty generics	$5,507	$6,787	$(1,280)	-19%
Drug delivery	5,813	1,905	3,908	205%

Total	$11,320	$8,692	$2,628	30%

General and administrative expenses, which excludes litigation settlement charges associated with the estimated loss contingency for litigation claims in the quarter (see litigation settlement expenses below), increased 30% when compared to the same period of the prior year.  General and administrative expenses includes non-cash equity-based compensation expense of approximately $816,000 in the nine months ended September 30, 2006, which was not required to be recorded in the nine months ended September 30, 2005. General and administrative expenses also include severance costs of approximately $600,000 related to a change in the Company’s Chief Financial Officer in September 2006. General and administrative expenses would have been approximately $251,000 lower, absent the change in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past year.

Research and Development Expenses

(in thousands)

	For the Nine Months Ended September 30,		Change
	2006	2005	$	%

Specialty generics	$1,374	$1,453	$(79)	-5%
Drug delivery	6,476	3,281	3,195	97%

Total	$7,850	$4,734	$3,116	66%

Research and development expenses for the nine months ended September 30, 2006 increased 66% from the same period in the prior year. The increase is directly attributed to the advancement of our research and development programs in the Drug Delivery segment of our business. See the explanation under Research and Development Expenses for the three months ended September 30, 2006. We expect to continue to incur increased costs to support our clinical programs for the remainder of 2006.

Litigation Settlement Expenses

(in thousands)

	For the Nine Months Ended September 30,		Change
	2006	2005	$	%

Specialty generics	$10,269	$380	$9,889	*

* Not meaningful

Litigation settlement expenses for the nine months ended September 30, 2006 include $7,546,000 representing the present value of the Company’s estimated loss contingency stemming from litigation for which we reached substantial agreement on settlement terms in the current quarter plus an additional $2,723,000 in related litigation defense costs in the nine month period. The amounts recorded in the nine months ended September 30, 2005 represent the litigation defense costs related to the settled claim that were incurred in the same period of the prior year. See Notes to Condensed Consolidated Financial Statements for additional information.  These amounts have been reclassified from general and administrative expenses on the Condensed Consolidated Income Statements.

Provision for Income Taxes

(in thousands)

	For the Nine Months Ended September 30, 2006
	Spain	Ireland	U.S.	Consolidated
Income (loss) before income taxes
Specialty generics	$11,630	$(41)	$(2,298)	$9,291
Drug delivery	—	(3,306)	(2,818)	(6,124)

Total income (loss) before income taxes	11,630	(3,347)	(5,116)	3,167

Provision (benefit) for income taxes	6,607	(418)	(1,863)	4,326
Valuation allowance	—	418	1,863	2,281

Net provision for income taxes	6,607	—	—	6,607

Net income (loss)	$5,023	$(3,347)	$(5,116)	$(3,440)

Effective tax rate	57%	0%	0%	209%

We have recorded provisions for foreign income taxes totaling $6,607,000 and $4,521,000 for the nine months ended September 30, 2006 and 2005, respectively.  The provisions represented 57% and 33% of the pre-tax income reported in Spain of $11,630,000 and $13,603,000 for the nine months ended September 30, 2006 and 2005, respectively.  The 2006 effective tax rate for Spain increased when compared to the same period in prior year due to the $7,546,000 loss contingency recorded in Spain in September 2006 for which no tax benefit was recorded in the period. We are evaluating the tax deductibility of the loss contingency and expect to conclude on such determination in the fourth quarter of 2006.  As future operating profits in the U.S and Ireland cannot be reasonably assured, no tax benefit has been recorded for the related losses, which totaled approximately $8,463,000 and $1,819,000 for the nine months ended September 30, 2006 and 2005, respectively. Accordingly, we have established valuation allowances equal to the full amount of the U.S. and Irish deferred tax assets. As a result of the litigation settlement charges recorded in Spain, for which no tax benefit was recorded and the valuation allowance on the Ireland and U.S. losses, the consolidated income tax provision represents 209% of pre-tax income for the nine months ended September 30, 2006, compared to 38% of consolidated pre-tax income for the nine months ended September 30, 2005.

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

Net (Loss) Income

(in thousands, except per share data)

	For the Nine Months Ended September 30,		Change
	2006	2005	$	%

Specialty generics	$2,684	$8,856	$(6,172)	-70%
Drug delivery	(6,124)	(1,593)	(4,531)	-284%

Total net (loss) income	$(3,440)	$7,263	$(10,703)	-147%

Net income per common share:
Basic	$(0.16)	$0.34	$(0.50)	-147%
Diluted	$(0.16)	$0.32	$(0.48)	-150%

Weighted average common shares outstanding:
Basic	22,107	21,455	652	3%
Diluted	22,107	22,700	(593)	-3%

We reported net loss of $3,440,000 in the nine months ended September 30, 2006 compared to net income of $7,263,000 in the nine months ended September 30, 2005. The combination of income from operations of $2,579,000 and the non-operating items, primarily a provision for income taxes of $6,607,000 and the net of other income and expenses totaling $588,000 resulted in net loss of $3,440,000, or $(0.16) per basic common share on 22,107,000 weighted average basic common shares outstanding in the nine months ended September 30, 2006, compared to net income of $7,263,000, or $0.34 per basic common share ($0.32 per diluted common share) on 21,455,000 weighted average basic common shares outstanding (22,700,000 weighted average diluted common shares outstanding) in the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES:

Total assets increased from $124,220,000 at December 31, 2005 to $135,090,000 at September 30, 2006, and stockholders’ equity increased from $91,589,000 at December 31, 2005 to $92,718,000 at September 30, 2006. The increase in stockholders’ equity during the nine months ended September 30, 2006 primarily reflects the effect of fluctuations in the Euro/U.S. Dollar exchange rate, which resulted in a net increase of $4,692,000 in our balance sheet.

Cash, cash equivalents and marketable securities decreased by approximately 35% or $11,580,000 from $32,846,000 at December 31, 2005 to $21,266,000 at September 30, 2006.  Uses of cash included additions to fixed assets totaling $12,070,000, additions to drug licenses totaling $1,803,000 the purchase of investments of $2,402,000 and the $4,053,000 net effect of financing activities detailed below.  These uses were partially offset by cash flow from operations, which totaled $6,123,000 and included a net loss of $3,440,000.  Cash and cash equivalents at September 30, 2006 include approximately $5,892,000 of short-term liquid investments considered to be cash equivalents.

Receivables increased by approximately 21% from $26,916,000 at December 31, 2005 to $32,568,000 at September 30, 2006.  When expressed in constant currency, receivables increased $3,805,000, or 14%, primarily due to increased net product sales outside of Spain, which generally have longer negotiated payment terms.  Changes in foreign currency exchange rates increased receivables by approximately $1,847,000.  Furthermore, receivables from a co-marketing partner totaled $3,075,000 at September 30, 2006 and we owe the same co-marketing partner approximately $2,489,000 for co-marketing expenses at September 30, 2006.  We have not experienced any material delinquencies on any of our receivables that have had a material effect on our financial position, results of operations or cash flows.

Inventory balances increased by approximately $3,126,000 from $12,147,000 at December 31, 2005 to $15,273,000 at September 30, 2006.  Excluding fluctuations in foreign currency, which had the effect of increasing inventories by approximately $1,008,000, the constant currency increase of $2,118,000 was due to increases in finished goods and raw materials balances needed to meet projected future demand.

The combined total of accounts payable and accrued expenses increased from $24,890,000 at December 31, 2005 to $27,951,000 at September 30, 2006.  The $3,061,000 net increase was primarily attributed to: (1) an increase in income taxes payable of $2,486,000, (2) fluctuations in foreign currency exchange rates, which increased the balances by approximately $1,731,000, (3) an increase of approximately $1,128,000 in payables to a co-marketing partner and (4) an increase in payables of approximately $959,000 related to fixed assets and drug licenses.  These increases were offset by a $2,209,000 decrease in payables for inventory, a $620,000 decrease in a Spanish pharmaceutical tax and a $310,000 decrease in employment taxes payable.

Short-term borrowings and current portion of long-term debt decreased from $2,995,000 at December 31, 2005 to $380,000 at September 30, 2006, primarily as a result of net repayment of short-term borrowings. The weighted average interest rate on our short-term borrowings at September 30, 2006 was 5.8%.

Other liabilities increased by approximately $7,546,000 which is equal to the present value of estimated payment obligations in connection with the Ethypharm litigation in the period.

Operating activities for the nine months ended September 30, 2006 provided net cash of $6,123,000, which is a decrease of $4,221,000 when compared to the nine months ended September 30, 2005.  This change is primarily due to a $10,703,000 decrease in net income, a decrease in accounts payable and accrued expenses of approximately $3,092,000 primarily offset by an increase in other liabilities of approximately $7,560,000 and an increase in non-cash equity-based compensation expense of approximately $1,454,000.

Investing activities, primarily capital expenditures to expand the capacity of our manufacturing facilities in Spain, along with additions to drug licenses and related costs, required cash totaling $13,873,000 during the nine months ended September 30, 2006. We also invested $2,402,000 of excess cash in short-term marketable securities during the nine months ended September 30, 2006.

Financing activities during the nine months ended September 30, 2006 used net cash of $4,053,000, which resulted from: (1) the remittance of employee tax withholding liabilities of approximately $1,907,000 resulting from cashless stock option exercises, and (2) net repayment of borrowings totaling $2,296,000.  These activities were partially offset by cash proceeds from the exercise of stock options of approximately $150,000.

Long-term debt, which totaled $380,000 and $387,000 at September 30, 2006 and December 31, 2005, respectively, has been classified as current in anticipation of repayment during 2006.

Seasonality.  In the past, we have experienced lower sales in the third calendar quarter and higher sales in the fourth calendar quarter due to seasonality.  However, a mild cough, cold and flu season could moderate the impact of the seasonality on our revenues. As we market more pharmaceutical products whose sales are seasonal, seasonality of sales may become more significant.

Effect of Inflation and Changing Prices.  Neither inflation nor changing prices has materially affected our net product sales or income from operations for the periods presented.

Liquidity.  We plan to continue making improvements to our manufacturing facilities during 2006 that include the acquisition of additional manufacturing equipment and expansion of our manufacturing facilities, in order to accommodate our planned growth. Our 2006 capital expenditure plan provides for total spending of $22.6 million, of which we have invested approximately $12,070,000 in equipment and improvements during the nine months ended September 30, 2006. We plan to finance the remaining capital expenditures planned for 2006 from a combination of cash flows from operations, borrowings and existing cash balances. We also plan to make our estimated litigation settlement payments of $4,000,000 in the fourth quarter of 2006 and $1,000,000 per year over the next four years with our cash flow from operations. As mentioned above, we have cash, cash equivalents and short-term marketable securities totaling approximately $21,266,000 as of September 30, 2006, which we believe will be sufficient to fund our operations and expected litigation settlement payments for at least the next twelve months. Although the Company is generating positive cash flow from operations, (approximately $6,123,000 in the nine months ended September 30, 2006), there can be no assurance that changes in our research and development plans, capital expenditures and/or acquisitions, or other events affecting our net product sales or operating expenses will not result in the earlier depletion of our funds.  Consequently, we continue to explore alternative sources for financing our business activities. In appropriate situations, which will be strategically determined, we may seek to raise money from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to our consolidated financial statements in our 2005 Annual Report on Form 10-K. Certain of our accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We have reviewed our critical accounting policies and estimates discussed in our 2005 Annual Report on Form 10-K and have determined that, with the exception of the below modifications to our critical accounting policies and estimates, those policies continue to be our most critical accounting policies for the nine months ended September 30, 2006. We did not make any other changes to those policies during the nine months ended September 30, 2006.

Revenue recognition and accounts receivable

Royalty revenues are earned on Auxilium’s sales of Testim, which incorporates our CPE-215 permeation enhancement technology. Since 2003, Auxilium has sold Testim to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased product prior to the units being dispensed through patient prescriptions. Historically, customer returns were not able to be reasonably estimated. Therefore, in accordance with SFAS No. 48, we deferred the recognition of royalty revenues on product shipments of Testim, until the units were dispensed through patient prescriptions. During the nine months ended September 30, 2006, we recorded a one-time increase in royalty revenues of approximately $479,000, or $0.02 per share, due to a change in estimate which, based on historical experience, allowed us to reasonably estimate future product returns on sales of Testim.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.  A substantial amount of our business is conducted in Europe and is therefore influenced to the extent to which there are fluctuations in the U.S. Dollar’s value in relation to other currencies, especially the Euro. The exchange rates at September 30, 2006 and December 31, 2005 were .79 Euros and .84 Euros per U.S. Dollar, respectively. The weighted average exchange rate for the three months ended September 30, 2006 and 2005 was .78 Euros and .82 Euros per U.S. Dollar, respectively. The weighted average exchange rate for the nine months ended September 30, 2006 and 2005 was .80 Euros and .79 Euros per U.S. Dollar, respectively. The net effect of foreign currency translation on our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2006 was a net increase of $1,021,000 and $4,692,000, respectively, and the cumulative historical effect as of September 30, 2006 was an increase of $6,452,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive income. A decrease in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the following impact on the results of our operations for the nine months ended September 30, 2006 when reported in U.S. Dollars: (1) total revenues were decreased by approximately $744,000, (2) gross profit was decreased by approximately $389,000, (3) operating expenses were increased by approximately $118,000, (4) provision for income taxes was decreased by approximately $61,000, and (5) net income was decreased by approximately $445,000. The carrying values of assets and liabilities can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses. We are considering the use of derivates to limit foreign currency risks.

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

Interest Rates.  The weighted average interest rate on our short-term borrowings is 5.8% and the amount of borrowings outstanding is $380,000 as of September 30, 2006. The effect of an increase in interest rates of one percentage point (one hundred basis points) to an average of 6.8% on short-term borrowings would have the effect of increasing interest expense by approximately $4,000 annually.

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

Bentley’s management carried out an evaluation, with the participation of Bentley’s principal executive officer and principal financial officer, of the effectiveness of Bentley’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Based on that evaluation, Bentley’s principal executive officer and principal financial officer concluded that Bentley’s disclosure controls and procedures were effective as of September 30, 2006.

There was no change in Bentley’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of Bentley’s internal controls that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, Bentley’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1. Legal Proceedings

On September 27, 2004, the Company was served with a complaint in an action captioned Ethypharm S.A. France & Ethypharm S.A. Spain v. Bentley Pharmaceuticals, Inc., U.S. District Court for the District of Delaware, Civil Action No. 04-1300 (SLR).  In this action, Ethypharm S.A. France and Ethypharm S.A. Spain, which are referred to individually and collectively as Ethypharm, alleged that since March 2002 the Company and its Spanish subsidiary Laboratorios Belmac, S.A. (“Belmac”) misappropriated unspecified Ethypharm trade secrets and confidential information and used that information in the manufacture of omeprazole, one of Belmac’s pharmaceutical products.  On April 11, 2005, Ethypharm S.A. Spain filed suit against Belmac S.A. in the Commercial Court No. 5 of Madrid, Spain.  The complaint alleged that Belmac refused to renew its contract with Ethypharm for the manufacture of omeprazole which expired on March 22, 2002, and that after that date Belmac’s continued manufacture of omeprazole pursuant to its own patented technology infringed Ethypharm’s Spanish Patent No. ES9301319.  In its complaint, Ethypharm sought an order from the court declaring Belmac to be in violation of Ethypharm’s patent, preventing further sales of omeprazole by Belmac using processes the allegedly infringe Ethypharm’s patent, and awarding monetary damages.

The Company and Belmac have reached substantial agreement with Ethypharm on terms to settle all outstanding litigation between the parties. Under the agreed terms, Belmac will pay Ethypharm $4,000,000 in the fourth quarter of 2006 and make four payments of $1,000,000 to be paid on the first four anniversaries of the first payment. Because no definitive settlement agreement has yet been concluded, there can be no assurance as to whether, or on what additional terms, this litigation will ultimately be settled.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 1, 2006 through July 31, 2006	—	$—	—	—
August 1, 2006 through August 31, 2006	—	—	—	—
September 1, 2006 through September 30, 2006	91,907	$12.631	—	—

Total	91,907	$12.631	—	—

(1)         Represents shares tendered to the Company at fair market value from option holders using mature stock to exercise vested stock options and satisfy minimum tax withholding liabilities.

(2)   Weighted average of the high and low prices on the New York Stock Exchange on the dates of exercise.

Item 6. Exhibits

The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENTLEY PHARMACEUTICALS, INC.
Registrant

November 8, 2006	By:	/s/ James R. Murphy
James R. Murphy
Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

November 8, 2006	By:	/s/ Richard P. Lindsay
Richard P. Lindsay
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit Number		Description of Exhibit

10.1

Employment Agreement dated as of September 11, 2006 by and between Bentley Pharmaceuticals, Inc. and Richard P. Lindsay. (Reference is made to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated September 11, 2006, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.2

Separation Agreement dated as of September 15, 2006 by and between Bentley Pharmaceuticals, Inc. and Michael D. Price. (Reference is made to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated September 11, 2006, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith.