Form 10-Q
period 2007-03-31
BENTLEY PHARMACEUTICALS INC
filed 2007-05-09
CIK 821616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
The number of shares of the registrant’s common stock outstanding as of May 9, 2007 was 22,273,399.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended March 31, 2007
Index

Page
Part I. Unaudited Financial Information

Item 1. Condensed Consolidated Financial Statements:

Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3

Consolidated Income Statements for the three months ended March 31, 2007 and 2006	4

Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2007	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	6

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

Part II. Other Information

Item 6. Exhibits	28
EX-3.1 Restated Certification of Incorporation dated, October 29, 1999
EX-3.2 Certificate of Designation of Series A Junior Participating Preferred Stock
EX-31.1 Section 302 Certification of C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32.1 Section 906 Certification of C.E.O.
EX-32.2 Section 906 Certification of C.F.O.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data)	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$20,081	$12,424
Marketable securities	524	3,177
Receivables, net	33,496	32,963
Inventories	16,650	16,279
Deferred taxes	1,095	1,049
Prepaid expenses and other	2,101	1,798

Total current assets	73,947	67,690

Non-current assets:
Fixed assets, net	49,916	48,556
Drug licenses and related costs, net	16,260	16,026
Restricted cash	1,000	1,000
Deferred taxes	167	240
Other	922	844

Total non-current assets	68,265	66,666

	$142,212	$134,356

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$15,724	$14,566
Accrued expenses	11,655	9,704
Short-term borrowings	—	247
Current portion of long-term debt	—	307
Deferred income	1,014	1,045
Other current liabilities	1,987	1,518

Total current liabilities	30,380	27,387

Non-current liabilities:
Deferred income	4,100	3,899
Other	3,677	2,739

Total non-current liabilities	7,777	6,638

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 2,000 shares, issued and outstanding, none	—	—
Common stock, $0.02 par value, authorized 100,000 shares, issued and outstanding, 22,271 and 22,262 shares	445	445
Additional paid-in capital	140,589	140,030
Accumulated deficit	(47,061)	(49,016)
Accumulated other comprehensive income	10,082	8,872

Total stockholders’ equity	104,055	100,331

	$142,212	$134,356

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Income Statements

(in thousands, except per share data)	For the Three Months Ended
	March 31,
	2007	2006
Revenues:
Net product sales	$29,114	$26,570
Licensing and collaboration revenues	2,277	1,708

Total revenues	31,391	28,278

Cost of net product sales	15,897	12,933

Gross profit	15,494	15,345

Operating expenses:
Selling and marketing	4,445	4,139
General and administrative	3,646	3,904
Research and development	2,675	2,908
Litigation settlement	—	604
Depreciation and amortization	508	436

Total operating expenses	11,274	11,991

Income from operations	4,220	3,354

Other income (expenses):
Interest income	182	253
Interest expense	(50)	(60)
Other, net	89	—

Income before income taxes	4,441	3,547

Provision for income taxes	2,081	2,393

Net income	$2,360	$1,154

Net income per common share:
Basic	$0.11	$0.05

Diluted	$0.10	$0.05

Weighted average common shares outstanding:
Basic	22,293	21,954

Diluted	22,534	23,807

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	$0.02 Par Value		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
(in thousands, except per share data)	Shares	Amount	Capital	Deficit	Income	Total

Balance at January 1, 2007	22,262	$445	$140,030	$(49,016)	$8,872	$100,331
Cumulative effect change in accounting from the implementation of FIN No. 48	—	—	—	(405)	—	(405)
Comprehensive income:
Net income	—	—	—	2,360	—	2,360
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	1,210	1,210

Comprehensive income						$3,570

Stock-based compensation	9	—	559	—	—	559

Balance at March 31, 2007	22,271	$445	$140,589	$(47,061)	$10,082	$104,055

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
(in thousands)	2007	2006

Cash flows from operating activities:
Net income	$2,360	$1,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,548	1,280
Non-cash charge for inventory write-down	302	—
Foreign currency gains	(74)	—
Equity-based compensation expense	559	544
Change in fair value of derivative instrument	9	—
Loss on disposal of assets	110	29
Other non-cash items	3	1
(Increase) decrease in assets and increase (decrease) in liabilities:
Receivables	(88)	(6,440)
Inventories	(447)	(2,378)
Deferred income taxes	46	(290)
Prepaid expenses and other current assets	(288)	217
Other assets	(24)	(33)
Accounts payable and accrued expenses	2,756	6,551
Deferred income	98	979
Other liabilities	998	—

Net cash provided by operating activities	7,868	1,614

Cash flows from investing activities:
Additions to fixed assets	(1,954)	(3,282)
Additions to drug licenses and related costs	(515)	(521)
Proceeds from maturity of investments	2,661	—

Net cash provided by (used in) investing activities	192	(3,803)

(Continued on following page)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Concluded)

	For the Three Months Ended
	March 31,
(in thousands)	2007	2006

Cash flows from financing activities:
Proceeds from the exercise of stock options	$—	$113
Remittance of employee tax liabilities in exchange for common stock tendered to the Company	—	(1,713)
Proceeds from borrowings	—	536
Repayment of borrowings	(554)	(789)

Net cash used in financing activities	(554)	(1,853)

Effect of exchange rate changes on cash	151	174

Net increase (decrease) in cash and cash equivalents	7,657	(3,868)

Cash and cash equivalents at beginning of period	12,424	32,384

Cash and cash equivalents at end of period	$20,081	$28,516

Supplemental Disclosures of Cash Flow Information
The Company paid cash during the period for:
Interest	$—	$51

Foreign income taxes	$—	$—

Supplemental Disclosures of Non-Cash Financing and Investing Activities
The Company has issued Common Stock as equity-based compensation in lieu of cash during the period as follows:
Shares	9	4

Amount	$75	$74

Amounts included in accounts payable and accrued expenses at end of period for fixed asset and drug license purchases	$1,267	$1,508

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

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
History and Operations
     Bentley Pharmaceuticals, Inc. and Subsidiaries (which may be referred to as Bentley Pharmaceuticals, Bentley, or the Company), headquartered in the U.S., is an international specialty pharmaceutical company, incorporated in the State of Delaware, focused on:
•	Specialty Generics: development, licensing and sales of generic and branded generic pharmaceutical products and active pharmaceutical ingredients (“API”) and the manufacturing of pharmaceuticals for others; and

•	Drug Delivery: research, development and licensing/commercialization of advanced drug delivery technologies and pharmaceutical products.
     Bentley’s pharmaceutical product sales and licensing activities are based primarily in Spain, where it has a significant commercial presence and manufactures and markets approximately 130 products of various dosages and strengths through three wholly-owned Spanish subsidiaries: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. Bentley’s products include approximately 180 product presentations (stock keeping units, or SKUs) in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. Although most of the Company’s sales of these products are currently in the Spanish market, it has recently focused on increasing sales in other European countries and other geographic regions through strategic alliances with companies in these territories. The Company continually adds to its product portfolio in response to increasing market demand for generic and branded generic therapeutic agents and, when appropriate, divests portfolio products considered to be redundant or that have become non-strategic. The Company manufactures its finished dosage pharmaceutical products in its Spanish manufacturing facility which received approval from the U.S. Food and Drug Administration (“FDA”) in late 2006 for the manufacture of Company’s first U.S. generic product. The Company owns a manufacturing facility in Spain that specializes in the manufacturing of several API products. This facility has also been approved by the FDA for the manufacture of one ingredient for marketing and sale in the U.S. The Company markets its API products through its Spanish subsidiary, Bentley A.P.I. The Company also has an Irish subsidiary, Bentley Pharmaceuticals Ireland Limited, which launched its first product in late 2006.
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
Basis of Condensed Consolidated Financial Statements
     The condensed consolidated financial statements of Bentley as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted insofar as such information was disclosed in the Company’s consolidated financial statements for the year ended December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in Bentley’s Annual Report on Form 10-K for the year ended December 31, 2006.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2006 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Bentley’s financial position as of March 31, 2007 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 should not necessarily be considered indicative of the results to be expected for the full year ending December 31, 2007.
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
     Included in cash and cash equivalents at March 31, 2007 and December 31, 2006 are approximately $8,896,000 and $357,000 respectively, of short-term investments considered to be cash equivalents, as the original maturity dates of such investments were three months or less when purchased.
Receivables
     Receivables consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Trade receivables (of which $0 and $247, respectively, collateralize short-term borrowings with Spanish financial institutions)	$27,698	$27,880
VAT receivable	3,977	3,151
Royalties receivable	2,181	2,261
Other	106	82

	33,962	33,374
Less-allowance for doubtful accounts	(466)	(411)

	$33,496	$32,963

Inventories
     Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (“FIFO”) method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand.
     Balances are comprised of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$9,946	$8,669
Finished goods	6,715	7,621

	16,661	16,290
Less allowance for slow moving inventory	(11)	(11)

	$16,650	$16,279

     The Company’s first U.S. generic product was launched in late December 2006. Market price conditions for this product were less favorable than originally estimated. As a result, the Company recorded an adjustment of $302,000 to cost of sales in the three months ended March 31, 2007 to write-down these inventories to their net realizable value.
     Included in the Company’s inventories at March 31, 2007 and December 31, 2006 are $816,000 and $1,338,000 respectively of consigned goods that have been shipped to the Company’s collaborator. The Company has received payments of $878,000 and $481,000 from its collaborator in anticipation of future sales of these products which have been recorded in other current liabilities on the Condensed Consolidated Balance Sheet at March 31, 2007 and December 31, 2006, respectively.
Fixed assets
     Fixed assets consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Land	$2,905	$2,875
Buildings and improvements	23,010	17,538
Equipment	23,291	20,591
Furniture and fixtures	2,033	2,138
Other	343	394

	51,582	43,536
Capital in-progress	14,773	20,213

	66,355	63,749
Less accumulated depreciation	(16,439)	(15,193)

	$49,916	$48,556

     The Company invested approximately $1,954,000 in capital additions during the three months ended March 31, 2007, primarily for building and improvements. These improvements are expected to increase manufacturing efficiencies and support the Company’s future growth.
     Depreciation expense of approximately $91,000 and $70,000 has been charged to operations as a component of depreciation and amortization expense in the Consolidated Income Statements for the three months ended March 31, 2007 and 2006, respectively. Depreciation totaling approximately $1,040,000 and $844,000 has been included in cost of net product sales during the three months ended March 31, 2007 and 2006, respectively.
Stockholders’ equity
     A substantial amount of the Company’s business is conducted in Europe and is therefore influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, specifically the Euro. The exchange rates at March 31, 2007 and December 31, 2006 are as follows:

U.S. Dollars per Euro	March 31, 2007	December 31, 2006
YTD weighted average exchange rate	1.31	1.26
Exchange rate	1.33	1.31
     The net effect of foreign currency translation on the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2007 was a net increase of $1,210,000 and the cumulative historical effect as of March 31, 2007 totaled $10,082,000, as reflected in the Consolidated Balance Sheets as accumulated other comprehensive income. The carrying value of assets and liabilities can be materially affected by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, management does not plan to modify its business practices.

Supplemental disclosures related to Consolidated Statements of Cash Flows
     During the three months ended March 31, 2006, the Chief Executive Officer (“CEO”) and the Chief Medical Officer (“CMO”) of the Company exercised stock options to purchase an aggregate of 533,300 shares of the Company’s Common Stock. In satisfaction of the option exercise prices, the Company received an aggregate of approximately 177,800 shares of previously acquired Bentley Common Stock, with a fair market value of approximately $2,347,500. The Company also received a total of approximately 129,600 shares of Common Stock, with a fair market value of approximately $1,712,800, from these employees in order to satisfy minimum federal and statutory tax withholding requirements. The shares of Common Stock acquired by the Company in connection with these stock option exercises were recorded at fair market value and are held by the Company as treasury shares. As of March 31, 2007 and December 31, 2006, the Company has recorded approximately 849,100 shares, as treasury stock, with an historical cost of $10,781,700, which has been accounted for as a reduction of common stock and additional paid in capital.
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
     Revenue from service, research and development, and licensing agreements is recognized when the service procedures have been completed or as revenue recognition criteria have been met for each separate unit of accounting as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The Company has deferred the recognition of approximately $4,479,000 and $4,797,000 of licensing revenues as of March 31, 2007 and December 31, 2006, respectively, for which the earnings process has not been completed.
     The Company earns royalty revenues on Auxilium’s sales of Testim, which incorporates the Company’s CPE-215 permeation enhancement technology. Since 2003, Auxilium has sold Testim to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased product prior to the units being dispensed through patient prescriptions. Historically, customer returns were not able to be reasonably estimated. Therefore, in accordance with SFAS No. 48, the Company deferred the recognition of royalty revenues on product shipments of Testim until the units were dispensed through patient prescriptions. In June 2006, the Company determined that it could reasonably estimate future product returns on sales of Testim based on historical return experience. As a result the Company recorded a change in estimate and recognized its deferred Testim royalties. Therefore, there were no deferred Testim royalties as of March 31, 2007. However, deferred income from Testim royalties totaled $372,000 as of March 31, 2006. The Company recognized royalty revenues of $2,157,000 and $1,628,000 in the three months ended March 31, 2007 and 2006, respectively.
Provision for income taxes
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“SFAS No. 109”) on January 1, 2007. The purpose of FIN No. 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS No. 109 by requiring the application of a “more likely than not” threshold for the recognition and derecognition of tax positions. As a result of the implementation of FIN No. 48, the Company recorded a $405,000 increase in its non-current liabilities for uncertain tax positions which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. In order to conform with the balance sheet disclosure requirements of FIN No. 48, the Company also reclassified its previously recorded liabilities of $546,000 for uncertain tax positions from accrued expenses to other non-current liabilities at March 31, 2007. The Company had $935,000 of unrecognized tax benefits at the adoption date, all of which would affect its effective tax rate if recognized. The Company had $957,000 of unrecognized tax benefits at March 31, 2007. The Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of the date of adoption, the Company had approximately $249,000 of accrued penalties and $51,000 of accrued interest related to its uncertain tax positions.
     Tax years ranging from 2002 to 2006 remain open to examination by the major taxing authorities in jurisdictions where the Company is subject to taxation.
     As a result of reporting taxable income in Spain, the Company recorded provisions for foreign income taxes totaling $2,081,000 and $2,393,000 for the three months ended March 31, 2007 and 2006, respectively. The provisions represented 32% and 35% of the pre-tax income reported in Spain of $6,468,000 and $6,898,000 for the three months ended March 31, 2007 and 2006, respectively. The provisions represented 47% and 67% of consolidated pre-tax income for the three months ended March 31, 2007 and 2006, respectively.
     The Company maintains various agreements by and between Bentley Pharmaceuticals, Inc. and its subsidiaries. Income and expenses resulting from these agreements are eliminated in consolidation; however, the related transactions affect the Company’s consolidated income tax provision. See further information regarding the Company’s consolidated tax provision by tax jurisdiction in the Results of Operations section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     As future operating profits in the U.S. and Ireland cannot be reasonably assured, no tax benefit has been recorded for the related losses, which totaled approximately $2,025,000 and $3,351,000 for the three months ended March 31, 2007 and 2006, respectively. Accordingly, the Company has established valuation allowances equal to the full amount of the U.S. and Irish deferred tax assets. Should the Company determine that it is more likely than not that it will realize certain of its net deferred tax assets for which it has previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance.
Basic and diluted net income per common share
     Basic net income per common share is based on the weighted average number of shares of common stock outstanding during each period. The Company included the dilutive effect of outstanding stock options, as calculated using the treasury stock method, when determining the diluted net income per common share for the three months ended March 31, 2007 and 2006.
     The following is a reconciliation between basic and diluted net income per common share for the three months ended March 31, 2007 and 2006. Dilutive securities issuable for the three months ended March 31, 2007 and 2006 include approximately 241,000 and 1,853,000 dilutive incremental shares, respectively issuable as a result of various stock options that are outstanding.
     For the Three Months Ended March 31, 2007 (in thousands, except per share data):

		Effect of
		Dilutive	Diluted
	Basic EPS	Securities	EPS
Net Income	$2,360	$—	$2,360
Weighted Average Common Shares Outstanding	22,293	241	22,534
Net Income Per Common Share	$0.11	$—	$0.10

     For the Three Months Ended March 31, 2006 (in thousands, except per share data):

		Effect of
		Dilutive	Diluted
	Basic EPS	Securities	EPS
Net Income	$1,154	$—	$1,154
Weighted Average Common Shares Outstanding	21,954	1,853	23,807
Net Income Per Common Share	$0.05	$—	$0.05
     For the three months ended March 31, 2007, options to purchase 2,434,000 shares of Common Stock were excluded from the diluted EPS presentation as determined under the treasury stock method, because their exercises prices were greater than the average market value of the Common Stock during the three months ended March 31, 2007. All of the Company’s 3,369,000 outstanding stock options in the quarter ended March 31, 2006 were included in the diluted EPS presentation, as their exercise prices were less than the average fair value of the Common Stock for the three months ended March 31, 2006.
Share-based compensation
     The Company has in effect equity incentive plans (the “Plans”), pursuant to which directors, officers, employees and consultants of the Company have been awarded grants of restricted stock units and options to purchase the Company’s Common Stock. As of March 31, 2007, approximately 4,482,000 shares of Common Stock have been reserved for issuance under the Plans. Approximately 3,745,000 of the shares are outstanding, excluding 30,000 shares underlying restricted stock units, contingently issuable to non-employee directors pursuant to the terms and conditions of the respective restricted stock unit agreements. The balance of approximately 737,000 shares is available for future issuance. Of the shares available for future issuance, approximately 290,000 are available for future stock options only and the remainder are available for any type of award allowed under the plan.
     While there were no option exercises in the three months ended March 31, 2007, approximately 10,000 restricted stock units vested during the period. The underlying shares of the vested units are contingently issuable to non-employee directors pursuant to the terms and conditions of the respective restricted stock unit agreements.
     Share-based compensation expense recorded for stock option and restricted stock unit awards to employees and non-employee directors for the three months ended March 31, 2007 and 2006 was approximately $497,000 and $463,000, respectively. The related expenses were recorded in the Company’s Condensed Consolidated Income Statements as follows (in thousands):

	For the Three Months
	Ended March 31,
	2007	2006
Cost of net product sales	$8	$10
Selling and marketing expenses	5	5
General and administrative expenses	310	304
Research and development expenses	174	144

	$497	$463

     No related compensation expense was capitalized as the cost of an asset and there was no impact on net cash provided by operating activities or net cash used in financing activities as a result of these share-based transactions.
     The Company issued 8,590 and 4,255 shares in the three months ended March 31, 2007 and 2006 as matching contributions for the Company’s 401(k) Plan. General and administrative expenses include approximately $31,300 and $34,000 of such non-cash share-based compensation for the three months ended March 31, 2007 and 2006, respectively. Research and development expenses include approximately $43,500 and $47,000 of such non-cash share-based compensation for the three months ended March 31, 2007 and 2006, respectively.

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
     Set forth in the tables below is certain financial information with respect to the Company’s business and geographical segments for the three months ended March 31, 2007 and 2006. These segments use the same accounting policies as those described in the summary of significant accounting policies in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).
     As of and for the Three Months Ended March 31, 2007 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$28,906	$208	$—	$—	$29,114
Licensing and collaboration revenues	114	—	—	2,163	2,277
Total revenues	29,020	208	—	2,163	31,391
Cost of net product sales	15,396	501	—	—	15,897
Gross profit	13,624	(293)	—	2,163	15,494
Selling and marketing expense	4,445	—	—	—	4,445
General and administrative expense	2,275	—	—	1,371	3,646
Research and development expense	481	—	1,097	1,097	2,675
Depreciation and amortization expense	274	39	—	195	508
Litigation settlement	—	—	—	—	—
Income from operations	6,149	(332)	(1,097)	(500)	4,220
Interest income	65	—	—	117	182
Interest expense	(45)	—	—	(5)	(50)
Other income (expense), net	92	—	—	(3)	89
Income before income taxes	6,261	(332)	(1,097)	(391)	4,441
Provision for income taxes	2,081	—	—	—	2,081
Net income (loss)	4,180	(332)	(1,097)	(391)	2,360
Expenditures for fixed assets	1,934	—	—	20	1,954
Expenditures for drug licenses	336	32	—	147	515

     As of and for the Three Months Ended March 31, 2006 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$26,570	$—	$—	$—	$26,570
Licensing and collaboration revenues	73	—	—	1,635	1,708
Total revenues	26,643	—	—	1,635	28,278
Cost of net product sales	12,933	—	—	—	12,933
Gross profit	13,710	—	—	1,635	15,345
Selling and marketing expense	4,139	—	—	—	4,139
General and administrative expense	1,850	—	49	2,005	3,904
Research and development expense	494	—	1,207	1,207	2,908
Depreciation and amortization expense	254	21	—	161	436
Litigation settlement	88	516	—	—	604
Income from operations	6,885	(537)	(1,256)	(1,738)	3,354
Interest income	46	—	—	207	253
Interest expense	(60)	—	—	—	(60)
Other income (expense), net	—	—	—	—	—
Income before income taxes	6,871	(537)	(1,256)	(1,531)	3,547
Provision for income taxes	2,393	—	—	—	2,393
Net income (loss)	4,478	(537)	(1,256)	(1,531)	1,154
Expenditures for fixed assets	3,200	—	—	82	3,282
Expenditures for drug licenses	346	5	—	170	521
     As of March 31, 2007 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Receivables, net	$31,192	$—	$—	$2,304	$33,496
Other current assets	28,680	874	—	10,897	40,451
Fixed assets	47,138	—	—	2,778	49,916
Drug licenses and related costs	10,925	1,827	—	3,508	16,260
Other non-current assets	893	—	—	1,196	2,089
Total assets	118,828	2,701	—	20,683	142,212
Current liabilities	27,061	918	—	2,401	30,380
Non-current liabilities	7,777	—	—	—	7,777
Total liabilities	34,838	918	—	2,401	38,157
     As of December 31, 2006 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Receivables, net	$30,558	$39	$—	$2,366	$32,963
Other current assets	21,758	1,338	—	11,631	34,727
Fixed assets	45,738	—	—	2,818	48,556
Drug licenses and related costs	10,697	1,833	—	3,496	16,026
Other non-current assets	885	—	—	1,199	2,084
Total assets	109,636	3,210	—	21,510	134,356
Current liabilities	24,651	—	—	2,736	27,387
Non-current liabilities	6,638	—	—	—	6,638
Total liabilities	31,289	—	—	2,736	34,025

Recently issued accounting pronouncements
     On January 1, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS No. 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements.
     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 becomes effective for the Company as of January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159 on the Company’s financial statements.
Reclassifications
     Certain costs incurred in general and administrative expenses in prior periods associated with a litigation settlement in December of 2006 have been reclassified from general and administrative expenses to litigation settlement to conform with the Company’s current presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K, which has been previously filed with the SEC. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2006 Annual Report on Form 10-K under Item 1A, “Risk Factors”.
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
Generic Pharmaceuticals
     Our pharmaceutical product sales activities are based in Spain, where we have a significant commercial presence and we manufacture and market approximately 130 pharmaceutical products of various dosages and strengths. These products include approximately 180 product presentations or SKUs, in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. Revenues derived from our top three product lines, represented approximately 26% of our net product revenues in the three months ended March 31, 2007. We market our branded generic and generic products to physicians, pharmacists and hospitals through our three separate sales and marketing organizations based in Spain: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. In past years we expanded our geographic sales to countries outside of Spain including the U.S. and several countries in E.U. As of March 31, 2007 approximately 26% of our net product sales were derived from sales outside of Spain. Our generic simvastatin product, which is manufactured at our FDA approved finish dosage facility in Spain, was launched in the U.S. in December of 2006. The launch of our first U.S. generic product marked a significant strategic milestone for us; however, market price conditions for our generic simvastatin have been determined to be less favorable than our initial projections. As a result, we have recorded an inventory write-down of approximately $302,000 in the three months ended March 31, 2007.
     While the pricing of our pharmaceutical products is influenced by market forces (size of the market, number of competitors, etc.) our pricing is also subject to governmental price controls in Spain and other countries. The majority of our products are subject to price controls set in place by the Spanish government. The Spanish government enacted legislation effective March 1, 2007 which reduced the amount it will reimburse for pharmaceutical products. As a result of the legislation our sales force began marketing our products at lower selling prices in Spain as early as February 2007. We experienced reduced sales levels in the beginning of the first quarter of 2007 as Spanish wholesalers and pharmacies minimized order quantities until they were able to purchase our products at the new lower prices. Once we began selling at the new prices we experienced an increase in the number of our units sold. While the increased unit volume has offset the impact of the reduced selling prices on our net product sales, our gross margins have decreased from 51% in the three months ended March 31, 2006 to 45% in the three months ended March 31, 2007 (excluding the $302,000 inventory write-down associated with our U.S. generic simvastatin discussed above). We have implemented strategies to mitigate lower selling prices which include strategies to reduce manufacturing costs and increase sales volumes. We are seeking to continue expanding our product sales in other geographic regions, including the U.S., through strategic alliances. We are targeting markets that offer compatible regulatory approval regimes and attractive product margins. In addition, we expect to grow our business by developing and acquiring rights to market additional products to sell through our organization and our strategic alliances. We continually acquire rights to new products in response to increasing market demand for generic and branded generic therapeutic products.
     We also manufacture and market active pharmaceutical ingredients, or API, through our subsidiary, Bentley A.P.I. Our API facility has been approved by the FDA for the manufacture of one ingredient for marketing and sale in the U.S. In addition, our Spanish pharmaceutical product manufacturing facility produces pharmaceutical products that are marketed by other pharmaceutical companies both in Spain and in other international markets, including the U.S.
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
Research and Development Focus
     Our U.S. research and development activities are primarily focused on the development of NasulinTM, our intranasal insulin product candidate. In 2004 we concluded a Phase IIA study for Nasulin in Type I diabetic patients using our CPE-215 technology. The full results of that trial were published in 2006 in the journal Diabetes Technology & Therapeutics, Volume 8, Number 1. In 2006, we completed an additional Phase I study in Ireland and advanced our Phase IIA studies in the U.S. In first quarter of 2007 we completed preparations for a Phase II study in India which we expect to begin in the second quarter of 2007. Portions of the results from our U.S. and Irish studies will be made available at the American Diabetes Association 67th Sessions in Chicago, IL in June 2007. We expect the U.S. development and clinical programs for Nasulin to continue and expand both outside and inside the U.S. We are also continuing our clinical programs to support our strategy for the distribution of our generic pharmaceutical products in other countries, including the U.S. We expect to continue to invest our resources to conduct clinical trials and support the required regulatory submissions for our clinical programs. As a result, we expect to incur increased costs for product formulation and testing efforts.
Effect of Foreign Currency Fluctuations
     A substantial amount of our business is conducted in Europe and, therefore our results, which are measured in U.S. Dollars, are influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, specifically the Euro. An increase in the weighted average value of the Euro in relation to the U.S. Dollar over the prior year first quarter, had the following impact on the results of our operations when reported in U.S. Dollars: (1) total revenues were increased by approximately $2,419,000, (2) gross profit was increased by approximately $1,138,000, (3) operating expenses and other income (expense) increased by approximately $697,000, (4) provision for income taxes was increased by approximately $172,000, which resulted in (5) an increase to net income of approximately $269,000.

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
RESULTS OF OPERATIONS:
Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006
     Revenues

(in thousands)	For the Three Months Ended March 31,				Change
	2007	%	2006	%	$	%
Specialty Generics
Net product sales	$29,114	93%	$26,570	94%	$2,544	10%
Licensing and collaboration revenues	114	*	73	*	41	56%

	29,228	93%	26,643	94%	2,585	10%
Drug Delivery Licensing and collaboration revenues
Licensing and collaboration revenues	2,163	7%	1,635	6%	528	32%

Total revenues	$31,391	100%	$28,278	100%	$3,113	11%

*	Less than 1%
     Total revenues for the three months ended March 31, 2007 increased $3,113,000 from the same period in the prior year. Our specialty generics business experienced increased demand when compared to the comparable quarter of 2006. However, price reductions in Spain have resulted in net product sales that are consistent with the comparable period of 2006 when expressed in constant currency. Our drug delivery revenues increased 32% from the first quarter of 2007 due to increased royalties earned on sales of Testim. Based on industry sources, Testim was reported to capture approximately 19% of all testosterone gel replacement prescriptions in the U.S. market as of March 31, 2007, compared to approximately 17% of all testosterone gel replacement prescriptions as of March 31, 2006.
     Our revenues are generated through our primary sales channels of branded generic pharmaceuticals, generic pharmaceuticals, sales to licensees and others, as well as licensing and collaboration arrangements. The following is a summary of our revenues by sales channel and top-selling product lines:
     For the three months ended March 31, 2007:

(in thousands)	Revenues Within Spain			Revenues		% of
	Branded			Outside of		Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues

Omeprazole	$551	$3,870	$—	$—	$4,421	14%
Simvastatin	366	1,339	—	—	1,705	6%
Enalapril	1,314	391	—	—	1,705	6%
Paroxetine	449	897	—	—	1,346	4%
Codeisan	1,270	—	—	—	1,270	4%
All other products	3,046	4,182	275	957	8,460	27%
Sales to licensees and others	—	—	3,670	6,537	10,207	32%
Licensing and collaborations	—	—	114	2,163	2,277	7%

Total Revenues	$6,996	$10,679	$4,059	$9,657	$31,391	100%

% of Q-1 2007 Revenues	22%	34%	13%	31%	100%

     For the three months ended March 31, 2006:

(in thousands)	Revenues Within Spain
				Revenues
	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues

Omeprazole	$629	$4,383	$—	$—	$5,012	18%
Simvastatin	444	1,471	—	—	1,915	7%
Enalapril	918	723	—	—	1,641	6%
Paroxetine	377	816	—	—	1,193	4%
Codeisan	852	—	—	—	852	3%
All other products	2,615	3,224	310	357	6,506	23%
Sales to licensees and others	—	—	2,626	6,825	9,451	33%
Licensing and collaborations	—	—	73	1,635	1,708	6%

Total Revenues	$5,835	$10,617	$3,009	$8,817	$28,278	100%

% of Q-1 2006 Revenues	21%	37%	11%	31%	100%
     Branded Generic Pharmaceutical Products

(in thousands)	For the Three Months Ended March 31,				Change
	2007	%	2006	%	$	%
Branded Generic Product Sales:
Enalapril	$1,314	19%	$918	16%	$396	43%
Codeisan	1,270	18%	852	15%	418	49%
Lansoprazole	856	12%	660	11%	196	30%
Omeprazole	551	8%	629	11%	(78)	-12%
Ibuprofen	483	7%	376	6%	107	28%
All other branded generic products	2,522	36%	2,400	41%	122	5%

Total branded generic sales	$6,996	100%	$5,835	100%	$1,161	20%

     Sales of our branded generic pharmaceutical products increased by 10% in constant currency when compared to the three months ended March 31, 2006 despite the recent price reductions in Spain. Increased unit volume in the first quarter of 2007, primarily from sales of Codeisan and enalapril, offset the effect of the price reductions on our branded generic sales. Sales of enalapril during the quarter accounted for 34% of the increase in our branded generic sales. We also experienced a 49% increase in sales of Codeisan, our leading cough product, as a result of a more severe cold, cough and flu season. While we expect to continue to develop, acquire, launch and support new and existing branded generic products, our growth strategy is focused on sales of generic products and sales outside of Spain.
     Generic Pharmaceutical Products

(in thousands)	For the Three Months Ended March 31,				Change
	2007	%	2006	%	$	%
Generic Product Sales:
Omeprazole	$3,870	36%	$4,383	41%	$(513)	-12%
Simvastatin	1,339	13%	1,471	14%	(132)	-9%
Paroxetine	897	8%	816	8%	81	10%
Trimetazidine	729	7%	549	5%	180	33%
Pentoxifylline	704	7%	603	6%	101	17%
All other generic products	3,140	29%	2,795	26%	345	12%

Total generic sales	$10,679	100%	$10,617	100%	$62	1%

     Sales of our generic pharmaceutical products decreased by 8% in constant currency when compared to the three months ended March 31, 2006 as a result of the recent price reductions in Spain. While we also experienced an increased unit volume in our generic sales, primarily from sales of omeprazole and simvastatin, the increase was not enough to offset the effect of the price reductions. We expect to continue to increase our generic drug portfolio and increase our generic drug sales in Spain as products’ patent protection rights expire in the future.
     Sales to Licensees and Others

	For the Three Months Ended March 31,		Change
(in thousands)	2007	2006	$	%

Specialty generics	$10,207	$9,451	$756	8%
     In addition to manufacturing and selling our own branded generic and generic products, we license the right to market products to others within and outside of Spain. These license agreements are usually accompanied by long-term exclusive supply agreements, whereby our licensees purchase the licensed products from our manufacturing facility (and are recorded as net product sales in the Condensed Consolidated Income Statements). As of March 31, 2007, our Spanish operations have executed 209 license agreements for product registrations, of which 20 with customers in Spain and 95 with customers outside of Spain, cover actively marketed products that are generating revenues. The remaining licenses (10 with customers in Spain, 11 with customers in Ireland and 73 with customers outside of Spain and Ireland) are for products that are awaiting regulatory approvals. Additionally, we have 16 contract manufacturing agreements in effect in Spain and 6 contract manufacturing agreements in effect in other countries. Our clients market these products under their own names and with their own labeling. Many of the products we manufacture for others use the same active ingredients that are used in our own marketed products. Sales to licensees and others in the three months ended March 31, 2007 increased $756,000 when compared to the first quarter of 2006; however, sales to licenses and others decreased by 1% in constant currency. Sales to our licensees and contract manufacturing customers are usually of larger quantities and occur on a less frequent basis than our normal sales in Spain. Therefore, the shipment of one order, or delayed shipment of one order, could cause significant fluctuations from quarter to quarter.
     Licensing and Collaboration Revenues

(in thousands)	For the Three Months Ended March 31,		Change
	2007	2006	$	%
Specialty generics	$114	$73	$41	56%
Drug delivery	2,163	1,635	528	32%

Total	$2,277	$1,708	$569	33%

     Licensing and collaboration revenues increased by 33% and accounted for 7% of total revenues for the three months ended March 31, 2007 compared to 6% for the three months ended March 31, 2006. Our licensing and collaboration revenues are primarily royalties earned from sales of Testim. These royalties totaled $2,157,000 in the first quarter of 2007 compared to $1,628,000 in the first quarter of 2006.
     Gross Profit

(in thousands)	For the Three Months Ended March 31,		Change
	2007	2006	$	%
Specialty generics	$13,331	$13,710	$(379)	-3%
Drug delivery	2,163	1,635	528	32%

Total	$15,494	$15,345	$149	1%

     Gross profit increased by approximately $149,000, or 1% when compared to the three months ended March 31, 2006, primarily from increased Testim royalties reported by our drug delivery business. Despite an increase in unit volume, gross profit reported by our specialty generics business decreased by 3% when compared to the same quarter of the prior year. We estimate that the price reductions in Spain reduced our gross margin on net product sales by 4% in the first quarter of 2007. Gross profit related to our specialty generics business also includes a $302,000 adjustment to write-down our U.S. generic inventory to its net realizable value in the three months ended March 31, 2007. Excluding the inventory write-down, our gross margins on net product sales decreased from 51% to 46% in the three months ended March 31, 2006 and 2007, respectively. We expect our margins to gradually improve over time as we continue to implement our strategies to mitigate the impact of the price reductions.
     Selling and Marketing Expenses

(in thousands)	For the Three Months Ended March 31,		Change
	2007	2006	$	%
Specialty generics	$4,445	$4,139	$306	7%
Drug delivery	—	—	—	—

Total	$4,445	$4,139	$306	7%

     Selling and marketing expenses for the three months ended March 31, 2007 decreased 2% from the same period in the prior year when expressed in constant currency. As a percentage of net product sales, selling and marketing expenses decreased from 16% in the three months ended March 31, 2006, to 15% in the three months ended March 31, 2007.
     General and Administrative Expenses

(in thousands)	For the Three Months Ended March 31,		Change
	2007	2006	$	%
Specialty generics	$2,275	$1,850	$425	23%
Drug delivery	1,371	2,054	(683)	-33%

Total	$3,646	$3,904	$(258)	-7%

     General and administrative expenses decreased 7% when compared to the same period in the prior year. General and administrative expenses in the first quarter of 2007 were reduced by $215,000 as a result of a change in estimate of drug delivery management bonuses. Included in the first quarter of 2006 were strategic consulting expenses of $412,000 related to the drug delivery business that did not recur in the first quarter of 2007. Increased general and administrative expenses in our specialty generics business include increased personnel costs and approximately $175,000 due to fluctuations in foreign currency rates. Total general and administrative expenses as a percent of total revenues decreased to approximately 12% in the three months ended March 31, 2007, compared to approximately 14% of total revenues in the three months ended March 31, 2006.
     Research and Development Expenses

(in thousands)	For the Three Months Ended March 31,		Change
	2007	2006	$	%
Specialty generics	$481	$494	$(13)	-3%
Drug delivery	2,194	2,414	(220)	-9%

Total	$2,675	$2,908	$(233)	-8%

     Research and development expenses have decreased by approximately $233,000 compared to the first quarter of 2006. Research and development expenses in the first quarter of 2007 were reduced by $251,000 as a result of a change in estimate of drug delivery management bonuses.
     We plan to increase research and development costs as we continue to conduct our Nasulin clinical trials throughout 2007. Although cost estimates and timing of our trials are subject to change, we expect consolidated research and development expenses for 2007 to be approximately $15,000,000 to $16,000,000.

     Litigation Settlement Expenses

(in thousands)	For the Three Months Ended March 31,		Change
	2007	2006	$	%
Specialty generics	$—	$604	$604	*

*	Not meaningful
     We incurred litigation defense costs of $604,000 in the three months ended March 31, 2006 associated with a claim settled in 2006. See “Other liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information. These amounts have been reclassified from general and administrative expenses on the Condensed Consolidated Income Statements.
     Provision for Income Taxes

	For the Three Months Ended March 31,
	2007				2006
(in thousands)	Spain	Ireland	U.S.	Consol.	Spain	Ireland	U.S.	Consol.

Income (loss) before income taxes	$6,468	$(1,304)	$(723)	$4,441	$6,898	$(1,282)	$(2,069)	$3,547

Provision (benefit) for income taxes	2,081	(163)	(160)	1,758	2,393	(160)	(758)	1,475
Valuation allowance	—	163	160	323	—	160	758	918

Net provision for income taxes	2,081	—	—	2,081	2,393	—	—	2,393

Net income (loss)	$4,387	$(1,304)	$(723)	$2,360	$4,505	$(1,282)	$(2,069)	$1,154

Effective tax rate	32%	0%	0%	47%	35%	0%	0%	67%

     As a result of reporting taxable income in Spain, we recorded provisions for foreign income taxes totaling $2,081,000 and $2,393,000 for the three months ended March 31, 2007 and 2006, respectively. The provisions represented 32% and 35% of the pre-tax income reported in Spain of $6,468,000 and $6,898,000 for the three months ended March 31, 2007 and 2006, respectively. The provisions represented 47% and 67% of consolidated pre-tax income for the three months ended March 31, 2007 and 2006, respectively.
     As future operating profits in the U.S and Ireland cannot be reasonably assured, no tax benefit has been recorded for the related losses, which totaled approximately $2,027,000 and $3,351,000 for the three months ended March 31, 2007 and 2006, respectively. Accordingly, the Company has established valuation allowances equal to the full amount of the U.S. and Irish deferred tax assets.
     Should we determine that it is more likely than not that we will realize certain of our net deferred tax assets for which we have previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. In addition, we operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. No additional potential tax contingencies were considered to be probable and reasonably estimable as of March 31, 2007. However, there is the possibility that the ultimate resolution of such potential contingencies could have an adverse effect on the Consolidated Financial Statements in the future.

     Net Income

	For the Three Months
	Ended March 31,		Change
(in thousands, except per share data)	2007	2006	$	%

Specialty Generics	$3,848	$3,941	$(93)	-2%
Drug Delivery	(1,488)	(2,787)	1,299	47%

Total net income	$2,360	$1,154	$1,206	105%

Net income per common share:
Basic	$0.11	$0.05	$0.06	120%

Diluted	$0.10	$0.05	$0.05	100%

Weighted average common shares outstanding:
Basic	22,293	21,954	339	2%

Diluted	22,534	23,807	(1,273)	-5%

     We reported income from operations of $4,220,000 in the three months ended March 31, 2007 compared to $3,354,000 in the three months ended March 31, 2006. The combination of income from operations of $4,220,000 and the non-operating items, primarily the provision for income taxes of $2,081,000, resulted in net income of $2,360,000, or $0.11 per basic common share ($0.10 per diluted common share) on 22,293,000 weighted average basic common shares outstanding (22,534,000 weighted average diluted common shares outstanding) in the three months ended March 31, 2007, compared to net income of $1,154,000, or $0.05 per basic common share ($0.05 per diluted common share) on 21,954,000 weighted average basic common shares outstanding (23,807,000 weighted average diluted common shares outstanding) in the same period of the prior year.
LIQUIDITY AND CAPITAL RESOURCES:
     Total assets increased from $134,356,000 at December 31, 2006 to $142,212,000 at March 31, 2007, primarily from increased cash balances. Stockholders’ equity increased from $100,331,000 at December 31, 2006 to $104,466,000 at March 31, 2007. The increase in stockholders’ equity reflects $2,360,000 of net income generated during the quarter and the effect of fluctuations in the Euro/U.S. Dollar exchange rate, which resulted in a net increase of $1,210,000, partially offset by a decrease of $405,000 resulting from the implementation of FIN No. 48 on January 1, 2007.
     Cash and cash equivalents increased by approximately 32% or $5,004,000 from $15,601,000 at December 31, 2006 to $20,605,000 at March 31, 2007 primarily resulting from cash flows from operations totaling $7,868,000. Our cash flows from operations were partially offset by additions to fixed assets totaling $1,954,000, additions to drug licenses totaling $515,000 and the repayment of borrowings totaling $554,000. Cash and cash equivalents at March 31, 2007 include approximately $8,896,000 of short-term liquid investments considered to be cash equivalents.
     Receivables increased by approximately 2% from $32,963,000 at December 31, 2006 to $33,496,000 at March 31, 2007 primarily resulting from changes in foreign currency exchange rates of $444,000. We have not experienced any material delinquencies on any of our receivables that have had a material effect on our financial position, results of operations or cash flows.
     Inventory balances increased by approximately $371,000 from $16,279,000 at December 31, 2006 to $16,650,000 at March 31, 2007. The increase was primarily due to increases in raw materials needed to meet projected future demand. In addition, fluctuations in foreign currency had the effect of increasing inventories by approximately $226,000. These increases were partially offset by a $302,000 non-cash adjustment to write-down the U.S. generic finished goods inventory to its net realizable value.

     The combined total of accounts payable and accrued expenses increased from $24,270,000 at December 31, 2006 to $27,379,000 at March 31, 2007. The $3,109,000 increase was primarily attributed to increased income taxes payable of approximately $2,099,000, increased trade payables of $1,158,000 and fluctuations in foreign currency exchange rates which increased the balances by approximately $352,000. These increases were partially offset by a $546,000 reclassification of the liability for uncertain tax positions to other non-current liabilities as a result of the implementation of FIN No. 48.
     Operating activities for the three months ended March 31, 2007 provided net cash of $7,868,000, which is an increase of $6,254,000 when compared to the three months ended March 31, 2006. This change is primarily due to a $1,206,000 increase in net income and other changes to working capital that resulted in a net increase of cash when compared to the prior year.
     Investing activities for the three months ended March 31, 2007 provided net cash of $192,000 which is an increase of $3,995,000 when compared to the three months ended March 31, 2006. This increase is the net effect of $1,954,000 of capital additions, primarily to our manufacturing facilities in Spain, along with $515,000 of additions to drug licenses and related costs, offset by $2,661,000 of proceeds from the maturity of marketable equity securities in the period.
     Financing activities during the three months ended March 31, 2007 used net cash of $554,000 for the repayment of all of the Company’s short-term borrowings and long-term debt.
     Seasonality. In the past, we have experienced lower sales in the third calendar quarter and higher sales in the fourth calendar quarter due to seasonality of our pharmaceutical business. The extent of such variations is dependent upon the severity of the cough, cold and flu season. As we market more pharmaceutical products whose sales are seasonal, seasonality of sales may become more significant.
     Effect of Inflation and Changing Prices. Neither inflation nor changing prices has materially impacted our net product sales or income from operations for the periods presented.
     Liquidity. We plan to continue making improvements to our manufacturing facilities during 2007 that include the acquisition of additional manufacturing equipment and expansion of our manufacturing facilities, in order to increase manufacturing efficiencies and accommodate our expected growth. We plan to invest $13,000,000 to $16,000,000 in 2007, of which we have invested $1,954,000 in the three months ended March 31, 2007. We also plan to invest $15,000,000 to $16,000,000 in research and development activities in 2007, primarily to support the continued development of Nasulin, our intranasal insulin product. We plan to finance the remaining capital expenditures and research and development investments from a combination of cash flows from operations, existing cash balances and borrowings, if required. As discussed above, we have cash and cash equivalents totaling approximately $20,605,000 as of March 31, 2007, which we believe is sufficient to fund our operations for the foreseeable future. Although the Company is generating positive cash flow from operations, (approximately $7,868,000 in the three months ended March 31, 2007), there can be no assurance that changes in our research and development plans, capital expenditures and/or acquisitions, or other events affecting our operations will not result in the earlier depletion of our funds. We continue to search both domestically and internationally for opportunities that will enable us to continue expanding our business and explore alternative financing sources for these activities, including the possibility of public and/or private offerings of debt and equity securities. In appropriate situations, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.
Critical Accounting Policies and Estimates
     Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in our 2006 Form 10-K. Certain of our accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We have reviewed our critical accounting policies and estimated discussed in our 2006 Form 10-K and have determined that, with the exception of our critical accounting policies for the provision for income taxes and inventories noted below, those policies remain our most critical accounting policies for the quarter ended March 31, 2007. We did not make any changes to those policies during the quarter ended March 31, 2007.
Provision for income taxes
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
     Effective January 1, 2007, we account for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. As a result of the implementation of FIN No. 48, we recorded a $405,000 increase in our non-current liabilities for uncertain tax positions which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The application of income tax law is inherently complex. Income tax laws and regulations are voluminous and often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change frequently. Changes in our subjective assumptions and judgments could have a material effect on our financial position, results of operations or cash flows. In addition, as we operate within multiple taxing jurisdictions, we are subject to audit in those jurisdictions. The ultimate resolution of tax audits may require an extended period of time. Although we believe an adequate provision has been made for uncertain tax positions, there is the possibility that the ultimate resolution of such positions could have an adverse effect on our financial position, results of operations or cash flows. See “Provision for income taxes” in our Notes to Condensed Consolidated Financial Statements in Item 1 for additional information regarding our uncertain tax positions.
Inventories
     Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. We analyze our inventory on a quarterly basis and write-down inventory that has a cost basis in excess of its expected net realizable value. The determination of whether or not inventory costs will be realized requires management estimates. Actual results may differ from those estimates and require inventory to be written-down, resulting in a new cost basis until sold. Reserves for slow moving or obsolete inventories are provided based on historical experience and forecasted demand.
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
     The forward-looking statements include statements about our:
•	Strategic plans;

•	Sales growth;

•	Anticipated sources of future revenues;

•	Anticipated 2007 expenses, margins and operating performance;

•	Expected launch of new products;

•	Anticipated expenses and spending;

•	Planned and continuing clinical trials;

•	Anticipated regulatory changes and approvals; and

•	The sufficiency of capital resources to fund our operations.
     These forward-looking statements are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements speak only as of the date of this report, and we do not undertake any obligation to update or revise them, except as required by law. We refer you to our description of the risk factors related to our business, which are contained in the section entitled “Risk Factors” in our 2006 Form 10-K. As a result of these and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency. A substantial amount of our business is conducted in Europe and, therefore our results, which are measured in U.S. Dollars, are influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, specifically the Euro. The exchange rates at March 31, 2007 and December 31, 2006 are as follows:

U.S. Dollars per Euro	March 31, 2007	December 31, 2006
YTD weighted average exchange rate	1.31	1.26
Exchange rate	1.33	1.31
     The net effect of foreign currency translation on our Condensed Consolidated Financial Statements for the three months ended March 31, 2007 was a net increase of $1,210,000 and the cumulative historical effect as of March 31, 2007 was an increase of $10,082,000, as reflected in our Condensed Consolidated Balance Sheets as accumulated other comprehensive income. The carrying values of assets and liabilities can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses.
     We have relied primarily upon financing activities to fund our operations in the U.S. In the event that we are required to fund U.S. operations or cash needs with funds generated in Europe or cash requirements in Europe with U.S. funds, currency rate fluctuations in the future could have a significant impact on us. We entered into a cash flow hedge in 2006 designed to reduce the effect of fluctuations in foreign currency on a litigation settlement liability. However, at this time, we do not anticipate altering our business plans and practices to compensate for future currency fluctuations on any other balances.
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

     Bentley’s management carried out an evaluation, with the participation of Bentley’s principal executive officer and principal financial officer, of the effectiveness of Bentley’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, Bentley’s principal executive officer and principal financial officer concluded that Bentley’s disclosure controls and procedures were effective as of March 31, 2007.
     There was no change in Bentley’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of Bentley’s internal controls that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Bentley’s internal control over financial reporting.
PART II.	OTHER INFORMATION
Item 6.	Exhibits
     The Exhibits filed as part of this report are listed on the Exhibit Index immediately preceding the exhibits, which Exhibit Index is incorporated herein by reference.

Exhibit Index

Exhibit
Number		Description of Exhibit

3.1	*	Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 29, 1999.

3.2	*	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on December 23, 1999.

3.3		Certificate of Amendment of Restated Certificate of Incorporation of the Registration filed with the Secretary of State of Delaware on July 3, 2003. (Reference is made to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

3.4		Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on July 23, 2004. (Reference is made to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

3.5		Bylaws of the Registrant, as amended and restated. (Reference is made to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENTLEY PHARMACEUTICALS, INC. Registrant
May 9, 2007	By:	/s/ James R. Murphy
James R. Murphy
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

May 9, 2007	By:	/s/ Richard P. Lindsay
Richard P. Lindsay
Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)