Form 10-Q
period 2007-06-30
BENTLEY PHARMACEUTICALS INC
filed 2007-08-09
CIK 821616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
The number of shares of the registrant’s common stock outstanding as of August 9, 2007 was 22,308,129.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended June 30, 2007
Index

Page
Part I. Unaudited Financial Information

Item 1. Condensed Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3

Consolidated Income Statements for the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006	4

Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2007	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	6

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	36

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 6. Exhibits	37
Ex-10.1 Loan Agreement dated June 29, 2007
Ex-10.2 Letter of guarantee dated June 29, 2007
Ex-10.3 Form of Restricted Stock Unit Certificate
Ex-31.1 Certification of CEO
Ex-31.2 Certification of CFO
Ex-32.1 Certification of CEO
Ex-32.2 Certification of CFO

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data)	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$35,661	$12,424
Marketable securities	529	3,177
Receivables, net	34,222	32,963
Inventories, net	15,801	16,279
Deferred taxes	1,257	1,049
Prepaid expenses and other	2,116	1,798

Total current assets	89,586	67,690

Non-current assets:
Fixed assets, net	51,404	48,556
Drug licenses and related costs, net	16,425	16,026
Restricted cash	1,000	1,000
Deferred taxes	148	240
Other	1,009	844

Total non-current assets	69,986	66,666

	$159,572	$134,356

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$16,224	$14,566
Accrued expenses	12,180	9,704
Short-term borrowings	—	247
Current portion of long-term debt	—	307
Deferred income	853	1,045
Other current liabilities	1,253	1,518

Total current liabilities	30,510	27,387

Non-current liabilities:
Long-term debt	14,807	—
Deferred income	4,305	3,899
Other	3,772	2,739

Total non-current liabilities	22,884	6,638

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 2,000 shares, issued and outstanding, none	—	—
Common stock, $0.02 par value, authorized 100,000 shares, issued and outstanding, 22,297 and 22,262 shares	445	445
Additional paid-in capital	141,194	140,030
Accumulated deficit	(46,351)	(49,016)
Accumulated other comprehensive income	10,890	8,872

Total stockholders’ equity	106,178	100,331

	$159,572	$134,356

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Income Statements

	For the Three Months Ended		For the Six Months Ended
(in thousands, except per share data)	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Net product sales	$28,353	$26,457	$57,467	$53,027
Licensing and collaboration revenues	2,826	2,526	5,103	4,234

Total revenues	31,179	28,983	62,570	57,261

Cost of net product sales	15,790	12,471	31,687	25,404

Gross profit	15,389	16,512	30,883	31,857

Operating expenses:
Selling and marketing	4,813	4,242	9,258	8,381
General and administrative	4,579	3,665	8,225	7,569
Research and development	3,502	2,495	6,177	5,403
Litigation settlement	—	733	—	1,337
Depreciation and amortization	546	445	1,054	881

Total operating expenses	13,440	11,580	24,714	23,571

Income from operations	1,949	4,932	6,169	8,286

Other income (expenses):
Interest income	185	185	367	438
Interest expense	(51)	(34)	(101)	(94)
Other, net	144	36	233	36

Income before income taxes	2,227	5,119	6,668	8,666

Provision for income taxes	1,517	2,484	3,598	4,877

Net income	$710	$2,635	$3,070	$3,789

Net income per common share:
Basic	$0.03	$0.12	$0.14	$0.17

Diluted	$0.03	$0.12	$0.14	$0.16

Weighted average common shares outstanding:
Basic	22,318	22,170	22,305	22,063

Diluted	22,892	22,876	22,695	23,380

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	$0.02 Par Value		Additional		Other
(in thousands)	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2006	22,262	$445	$140,030	$(49,016)	$8,872	$100,331

Cumulative effect change in accounting from the implementation of FIN No. 48	—	—	—	(405)	—	(405)

Comprehensive income (loss):
Net income	—	—	—	3,070	—	3,070
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	2,018	2,018

Comprehensive income						$5,088

Exercise of stock options	25	—	25	—	—	25
Purchase of treasury shares	(4)	—	(52)	—	—	(52)
Stock-based compensation	14	—	1,191	—	—	1,191

Balance at June 30, 2007	22,297	$445	$141,194	$(46,351)	$10,890	$106,178

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Six Months Ended
(in thousands)	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,070	$3,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,259	2,630
Non-cash charge for inventory write-down and reserves	422	—
Foreign currency gains	(56)
Equity-based compensation expense	1,191	958
Change in fair value of derivative instrument	31
Loss on disposal of assets	353	52
Other non-cash items	6	6
(Increase) decrease in assets and increase (decrease) in liabilities:
Receivables	(503)	(4,117)
Inventories	429	(2,073)
Deferred income taxes	(82)	(112)
Prepaid expenses and other current assets	(287)	208
Other assets	(131)	(187)
Accounts payable and accrued expenses	3,535	2,828
Deferred income	89	863
Other liabilities	270	—

Net cash provided by operating activities	11,596	4,845

Cash flows from investing activities:
Additions to fixed assets	(4,258)	(7,316)
Additions to drug licenses and related costs	(1,205)	(871)
Purchase of investments	—	(2,377)
Proceeds from investments	2,661	—

Net cash used in investing activities	(2,802)	(10,564)

(Continued on following page)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Concluded)

	For the Six Months Ended
(in thousands)	June 30,
	2007	2006
Cash flows from financing activities:
Proceeds from the exercise of stock options	$25	$115
Remittance of employee tax liabilities in exchange for common stock tendered to the Company	(52)	(1,713)
Proceeds from borrowings	14,807	1,404
Repayment of borrowings	(554)	(2,870)

Net cash provided by (used) in financing activities	14,226	(3,064)

Effect of exchange rate changes on cash	217	360

Net increase (decrease) in cash and cash equivalents	23,237	(8,423)

Cash and cash equivalents at beginning of period	12,424	32,384

Cash and cash equivalents at end of period	$35,661	$23,961

Supplemental Disclosures of Cash Flow Information
The Company paid cash during the period for:
Interest	$11	$90

Foreign income taxes	$1,541	$2,152

Supplemental Disclosures of Non-Cash Financing and Investing Activities
The Company has issued Common Stock as equity-based compensation in lieu of cash during the period as follows:
Shares	15	9

Amount	$139	$127

Amounts included in accounts payable at end of period for fixed asset and drug license purchases	$1,326	$2,096

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
          Bentley’s pharmaceutical product sales and licensing activities are based primarily in Spain, where it has a significant commercial presence and manufactures and markets approximately 180 product presentations (stock keeping units, or SKUs) through three wholly-owned Spanish subsidiaries: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. Bentley’s products are in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. Although most of the Company’s sales of these products are currently in the Spanish market, it has recently focused on increasing sales in other European countries and other geographic regions through strategic alliances with companies in these territories. The Company continually adds to its product portfolio in response to increasing market demand for generic and branded generic therapeutic agents and, when appropriate, divests portfolio products considered to be redundant or that have become non-strategic. The Company manufactures its finished dosage pharmaceutical products in its Spanish manufacturing facility which received approval from the U.S. Food and Drug Administration (“FDA”) in late 2006 for the manufacture of its first U.S. generic product. The Company owns a manufacturing facility in Spain that specializes in the manufacturing of several API products. This facility has also been approved by the FDA for the manufacture of one ingredient for marketing and sale in the U.S. The Company markets its API products through its Spanish subsidiary, Bentley A.P.I. The Company also has an Irish subsidiary, Bentley Pharmaceuticals Ireland Limited, which launched its first product in late 2006.
          The Company has U.S. and international patents and other proprietary rights to technologies that facilitate the absorption of drugs. Bentley is developing products that incorporate its drug delivery technologies and has licensed applications of its proprietary CPE-215® drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim® in the U.S. market in February 2003. Testim, which incorporates Bentley’s CPE-215 drug delivery technology, is a gel indicated for testosterone replacement therapy. Bentley continues to seek other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using its drug delivery technologies, including the delivery of insulin to diabetic patients intranasally and the treatment of nail fungus infections topically. In addition, Bentley continues to seek alliances with academic organizations to explore the delivery of macromolecules, including research using biodegradable NanocapletTM technology.
Basis of Condensed Consolidated Financial Statements
          The Condensed Consolidated Financial Statements of Bentley as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted insofar as such information was disclosed in the Company’s consolidated financial statements for the year ended December

31, 2006. These Condensed Consolidated Financial Statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in Bentley’s Annual Report on Form 10-K for the year ended December 31, 2006, referred to as our 2006 Form 10-K.
          In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2006 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Bentley’s financial position as of June 30, 2007 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 should not necessarily be considered indicative of the results to be expected for any subsequent period or for the full year ending December 31, 2007.
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
          Included in cash and cash equivalents at June 30, 2007 and December 31, 2006 are approximately $9,839,000 and $357,000, respectively, of short-term investments considered to be cash equivalents, as the original maturity dates of such investments were three months or less when purchased.
Receivables
          Receivables consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Trade receivables (of which $0 and $2,595, respectively, collateralize short-term borrowings with Spanish financial institutions)	$27,207	$27,880
VAT receivable	4,783	3,151
Royalties receivable	2,675	2,261
Other	90	82

	34,755	33,374
Less-allowance for doubtful accounts	(533)	(411)

	$34,222	$32,963

Inventories
          Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (“FIFO”) method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand.

          Balances are comprised of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$10,382	$8,669
Finished goods	6,196	7,621

	16,578	16,290
Less allowance for slow moving inventory	(777)	(11)

	$15,801	$16,279

          Included in the Company’s inventories at June 30, 2007 and December 31, 2006 are $298,000 and $1,338,000, respectively, related to the Company’s first U.S. generic product which was launched in late December 2006. The Company has accounted for these goods as consigned inventories that have been shipped to the Company’s collaborator. Market price conditions and demand for this product are less favorable than originally estimated. As a result, in the six months ended June 30, 2007, the Company recorded adjustments totaling $1,035,000 to write-down these inventories to their net realizable value and reserve for slow moving inventories. In accordance with its collaboration agreement, the Company is liable for a portion of these adjustments and has therefore recorded a charge of approximately $422,000 to cost of sales, reflecting its share of these adjustments.
          The Company has received certain payments from its collaborator in anticipation of future sales of the consigned products. As of June 30, 2007 and December 31, 2006, the Company has recorded $132,000 and $481,000, respectively, as payments from its collaborator net of adjustments, which have been recorded in other current liabilities on the Condensed Consolidated Balance Sheets.
Fixed assets
          Fixed assets consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Land	$2,926	$2,875
Buildings and improvements	23,822	17,538
Equipment	23,831	20,591
Furniture and fixtures	2,108	2,138
Other	284	394

	52,971	43,536
Capital in-progress	16,264	20,213

	69,235	63,749
Less accumulated depreciation	(17,831)	(15,193)

	$51,404	$48,556

          Depreciation expense of approximately $179,000 and $148,000 has been charged to operations as a component of depreciation and amortization expense in the Consolidated Income Statements for the six months ended June 30, 2007 and 2006, respectively. Depreciation totaling approximately $2,205,000 and $1,749,000 has been included in cost of net product sales during the six months ended June 30, 2007 and 2006, respectively.
Long-term debt
          Long-term debt consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Loans payable	$14,807	$307
Less-current portion of long-term debt	—	(307)

	$14,807	$—

     On June 29, 2007, the Company’s subsidiary, Laboratorios Belmac (“Belmac”), entered into a loan agreement with a Spanish financial institution, pursuant to which Belmac borrowed 11,000,000 Euros (approximately $14,807,000 at June 30, 2007). In accordance with the loan agreement, Belmac will be charged interest on the loan at a variable rate, reset quarterly, equal to the Euro Interbank Offered Rate, plus 0.5%, plus a single, up-front fee of 0.2%. The interest rate under the loan was 5.02% at June 30, 2007. The principal of the loan will be repaid in quarterly installments of 412,500 Euros (approximately $555,300) beginning December 31, 2008, with the balance due on December 31, 2013. Maturities on the long-term debt are as follow (in thousands):

2007	$--
2008	555
2009	2,221
2010	2,221
2011	2,221
2012 and 2013	7,589

Total	$14,807
     Pursuant to financial covenants in the loan agreement, Belmac must (i) maintain a net financial debt to net equity ratio of less than 0.33 to 1; (ii) maintain a net financial debt to operating profit ratio of less than 2.75 to 1; and (iii) not have either such ratio increase in any fiscal year by more than 20% over the respective ratio from the prior fiscal year. In addition, Belmac’s obligations under the loan agreement have been guaranteed by Bentley and Bentley’s other subsidiaries in Spain. Belmac has agreed to pledge assets at the request of the financial institution if Belmac fails to comply with these financial covenants and Belmac has also agreed to not pledge any assets to any other party. The loan may be prepaid at any time without a fee.
     In previous years, the Company entered into loan agreements with the Spanish government as a part of government-sponsored research-funding programs. The loans were non-interest bearing and payable in annual installments beginning in 2005. These loans were repaid in full in the six months ended June 30, 2007.
Stockholders’ equity
     A substantial amount of the Company’s business is conducted in Europe and is therefore influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, specifically the Euro. The exchange rates at June 30, 2007 and December 31, 2006 are as follows:

U.S. Dollars per Euro	June 30, 2007	December 31, 2006
YTD weighted average exchange rate	1.33	1.26
Exchange rate	1.35	1.31
          The net effect of foreign currency translation on our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2007 was a net increase of $808,000 and $2,018,000, respectively, and the cumulative historical effect as of June 30, 2007 was an increase of $10,890,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive income. The carrying value of assets and liabilities can be materially affected by changes in foreign currency exchange rates, as can the revenues and expenses.
Supplemental disclosures related to Consolidated Statements of Cash Flows
          During the six months ended June 30, 2007, the Chief Executive Officer (“CEO”), the President, and the Chief Medical Officer (“CMO”) of the Company were issued an aggregate of 11,150 shares of Bentley Common Stock upon vesting of their respective restricted stock unit awards before tax withholdings. At the request of the recipients, the Company withheld approximately 3,783 shares of Common Stock, with a fair market value of approximately $45,000, in order to satisfy minimum federal and statutory tax withholding requirements. These shares of Common Stock were recorded at fair market value and are held by the Company as treasury shares. As of June 30, 2007 and December 31, 2006, the Company has recorded approximately 853,000 and 849,100 shares, respectively, as treasury stock, with an historical cost of $10,833,300 and $10,781,700, respectively, which has been accounted for as a reduction of additional paid in capital.
          During the six months ended June 30, 2006, the CEO and the CMO of the Company exercised stock options to purchase an aggregate of 533,300 shares of the Company’s Common Stock. In satisfaction of the option exercise prices, the Company received an aggregate of approximately 177,800 shares of previously acquired Bentley Common Stock, with a fair market value of approximately

$2,347,500. The Company withheld a total of approximately 129,600 shares of Common Stock, with a fair market value of approximately $1,712,800, from these employees in order to satisfy minimum federal and statutory tax withholding requirements. The shares of Common Stock acquired by the Company in connection with these stock option exercises were recorded at fair market value and are held by the Company as treasury shares.
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
          Revenue from service, research and development, and licensing agreements is recognized when the service procedures have been completed or as revenue recognition criteria have been met for each separate unit of accounting as defined in Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The Company has deferred the recognition of approximately $4,491,000 and $4,797,000 of licensing revenues as of June 30, 2007 and December 31, 2006, respectively, for which the earnings process has not been completed.
          The Company earns royalty revenues on Auxilium’s sales of Testim, which incorporates the Company’s CPE-215 permeation enhancement technology. Since 2003, Auxilium has sold Testim to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased product prior to the units being dispensed through patient prescriptions. Historically, customer returns were not able to be reasonably estimated. Therefore, in accordance with SFAS No. 48, the Company deferred the recognition of royalty revenues on product shipments of Testim until the units were dispensed through patient prescriptions. In June 2006, the Company determined that it could reasonably estimate future product returns on sales of Testim based on historical return experience. As a result the Company recorded a change in estimate and recognized its deferred Testim royalties. The Company recognized royalty revenues of $4,810,000 and $3,982,000 in the six months ended June 30, 2007 and 2006, respectively.
Provision for income taxes
          The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“SFAS No. 109”) on January 1, 2007. The purpose of FIN No. 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS No. 109 by requiring the application of a “more likely than not” threshold for the recognition and derecognition of tax positions. As a result of the implementation of FIN No. 48, the Company recorded a $405,000 increase in its non-current liabilities during the quarter ended March 31, 2007 for uncertain tax positions which was accounted for as an increase to the January 1, 2007 accumulated deficit. In order to conform with the balance sheet disclosure requirements of FIN No. 48, the Company also reclassified its previously recorded liabilities of $546,000 for uncertain tax positions from accrued expenses to other non-current liabilities during the quarter ended March 31, 2007. The Company had $935,000 of unrecognized tax benefits at the adoption date, all of which would affect its effective tax rate if recognized. The Company’s unrecognized tax benefits decreased by $272,000 during the six months ended June 30, 2007 as a result of the expiration of certain foreign tax contingencies. The Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of the date of adoption, the Company had approximately $249,000 of accrued penalties and $51,000 of accrued interest related to its uncertain tax positions. Tax years ranging from 2002 to 2006 remain open to examination by the major taxing authorities in jurisdictions where the Company is subject to taxation, principally the U.S. and Spain.
          As a result of reporting taxable income in Spain, the Company recorded provisions for foreign income taxes totaling $3,598,000 and $4,877,000 for the six months ended June 30, 2007 and 2006, respectively. The provisions represented 31% and 34% of the pre-tax income reported in Spain for the six months ended June 30, 2007 and 2006, respectively. The provisions represented 54% and 56% of consolidated pre-tax income for the six months ended June 30, 2007 and 2006, respectively.
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
          As future operating profits in the U.S. and Ireland cannot be reasonably assured, no tax benefit has been recorded for the related losses, which totaled approximately $5,078,000 and $5,510,000 for the six months ended June 30, 2007 and 2006, respectively. Accordingly, the Company has established valuation allowances equal to the full amount of the U.S. and Irish deferred tax assets. Should the Company determine that it is more likely than not that it will realize certain of its net deferred tax assets for which it has previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance.
Basic and diluted net income per common share
          Basic net income per common share is based on the weighted average number of shares of Common Stock outstanding during each period. The Company included the dilutive effect of outstanding stock options, as calculated using the treasury stock method and restricted stock units, when determining the diluted net income per common share for the three and six months ended June 30, 2007 and 2006.
          The following is a reconciliation between basic and diluted net income per common share for the three and six months ended June 30, 2007 and 2006. Dilutive securities issuable for the three and six months ended June 30, 2007 include approximately 574,000 and 390,000 dilutive incremental shares, respectively issuable as a result of various stock options that are outstanding.
          For the Three Months Ended June 30, 2007 (in thousands, except per share data):

		Effect of Dilutive
	Basic EPS	Securities	Diluted EPS
Net Income	$710	$—	$710
Weighted Average Common Shares Outstanding	22,318	574	22,892
Net Income Per Common Share	$0.03	$—	$0.03

          For the Three Months Ended June 30, 2006 (in thousands, except per share data):

		Effect of Dilutive
	Basic EPS	Securities	Diluted EPS
Net Income	$2,635	$—	$2,635
Weighted Average Common Shares Outstanding	22,170	706	22,876
Net Income Per Common Share	$0.12	$—	$0.12

          For the Six Months Ended June 30, 2007 (in thousands, except per share data):

		Effect of Dilutive
	Basic EPS	Securities	Diluted EPS
Net Income	$3,070	$—	$3,070
Weighted Average Common Shares Outstanding	22,305	390	22,695
Net Income Per Common Share	$0.14	$—	$0.14

          For the Six Months Ended June 30, 2006 (in thousands, except per share data):

		Effect of Dilutive
	Basic EPS	Securities	Diluted EPS
Net Income	$3,789	$—	$3,789
Weighted Average Common Shares Outstanding	22,063	1,317	23,380
Net Income Per Common Share	$0.17	$(0.01)	$0.16
          Excluded from the diluted EPS presentation for the three and six months ended June 30, 2007 were options to purchase an aggregate of approximately 1,618,000 and 2,242,000 shares of Common Stock, respectively, at exercise prices greater than the average fair value of the Common Stock for the three and six months ended June 30, 2007.
          Excluded from the diluted EPS presentation for the three and six months ended June 30, 2006 were options to purchase an aggregate of approximately 644,000 and 10,000 shares of Common Stock, respectively, at exercise prices greater than the average fair value of the Common Stock for the three and six months ended June 30, 2006.
Share-based compensation
          The Company has in effect equity incentive plans (the “Plans”), pursuant to which directors, officers, employees and consultants of the Company have been awarded grants of restricted stock units and options to purchase the Company’s Common Stock. As of June 30, 2007, approximately 4,451,000 shares of Common Stock have been reserved for issuance under the Plans. Approximately 4,192,000 of the shares are outstanding, excluding 40,000 shares underlying restricted stock units, contingently issuable to non-employee directors pursuant to the terms and conditions of the respective restricted stock unit agreements. The balance of approximately 259,000 shares is available for future issuance for any type of award allowed under the plan.
          During the six months ended June 30, 2007, the Company issued approximately 20,200 shares of Common Stock upon the vesting of restricted stock units, approximately 4,700 shares of Common Stock upon exercise of stock options and approximately 14,500 shares of Common Stock as share-based compensation in lieu of cash contributions to the Company’s 401(k) Plan. The Company also withheld approximately 4,300 shares upon the vesting of restricted stock units in order to satisfy minimum federal and statutory tax withholding requirements, which were recorded as treasury stock. An additional 20,000 restricted stock units vested during the period and are contingently issuable to non-employee directors pursuant to the terms and conditions of the respective restricted stock unit agreements.
          Share-based compensation expense recorded for stock option and restricted stock unit awards to employees and non-employee directors for the three months ended June 30, 2007 and 2006 was approximately $508,000 and $363,000, respectively. Share-based compensation expense recorded for stock option and restricted stock unit awards to employees and non-employee directors for the six months ended June 30, 2007 and 2006 was approximately $1,005,000 and $826,000, respectively.
          The related expenses were recorded in the Company’s Condensed Consolidated Income Statements as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of net product sales	$7	$5	$15	$15
Selling and marketing expenses	4	3	9	8
General and administrative expenses	309	217	619	521
Research and development expenses	188	138	362	282

	$508	$363	$1,005	$826

          No related compensation expense was capitalized as the cost of an asset and there was no impact on net cash provided by operating activities or net cash used in financing activities as a result of these share-based transactions.
          The Company issued 14,501 and 8,791 shares in the six months ended June 30, 2007 and 2006 as matching contributions for the Company’s 401(k) Plan. General and administrative expenses include approximately $63,800 and $60,000 of such non-cash share-based compensation for the six months ended June 30, 2007 and 2006, respectively. Research and development expenses include approximately $75,100 and $70,000 of such non-cash share-based compensation for the six months ended June 30, 2007 and 2006, respectively.
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
          Set forth in the tables below is certain financial information with respect to the Company’s business and geographical segments as of and for the three and six months ended June 30, 2007 and 2006 and as of December 31, 2006. These segments use the same accounting policies as those described in the summary of significant accounting policies in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).
          As of and for the Three Months Ended June 30, 2007 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$28,161	$192	$—	$—	28,353
Licensing and collaboration revenues	171	—	—	2,655	2,826
Total revenue	28,332	192	—	2,655	31,179
Cost of net product sales	15,447	343	—	—	15,790
Gross Profit	12,885	(151)	—	2,655	15,389
Selling and marketing expense	4,813	—	—	—	4,813
General and administrative expense	2,393	(8)	—	2,194	4,579
Research and development expense	519	—	1,491	1,492	3,502
Depreciation and amortization expense	284	39	—	223	546
Income from operations	4,876	(182)	(1,491)	(1,254)	1,949
Interest income	70	—	—	115	185
Interest expense	(48)	—	—	(3)	(51)
Other income (expense), net	144	—	—	—	144
Income before income taxes	5,042	(182)	(1,491)	(1,142)	2,227
Provision for income taxes	1,517	—	—	—	1,517
Net income (loss)	3,525	(182)	(1,491)	(1,142)	710
Expenditures for fixed assets	2,296	—	—	8	2,304
Expenditures for drug licenses	565	—	—	125	690
          As of and for the Three Months Ended June 30, 2006 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$26,457	$—	$—	$—	$26,457
Licensing and collaboration revenues	165	—	—	2,361	2,526
Total revenues	26,622	—	—	2,361	28,983
Cost of net product sales	12,471	—	—	—	12,471
Gross profit	14,151	—	—	2,361	16,512
Selling and marketing expense	4,242	—	—	—	4,242
General and administrative expense	1,710	—	19	1,936	3,665
Research and development expense	459	—	1,018	1,018	2,495
Litigation settlement	227	506	—	—	733
Depreciation and amortization expense	260	21	—	164	445
Income from operations	7,253	(527)	(1,037)	(757)	4,932
Interest income	9	—	—	176	185
Interest expense	(34)	—	—	—	(34)
Other income (expense), net	36	—	—	—	36
Income before income taxes	7,264	(527)	(1,037)	(581)	5,119
Provision for income taxes	2,484	—	—	—	2,484
Net income (loss)	4,780	(527)	(1,037)	(581)	2,635
Expenditures for fixed assets	3,937	—	—	97	4,034
Expenditures for drug licenses	210	—	—	140	350

          As of and for the Six Months Ended June 30, 2007 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$57,067	$400	$—	$—	57,467
Licensing and collaboration revenues	285	—	—	4,818	5,103
Total revenues	57,352	400	—	4,818	62,570
Cost of net product sales	30,843	844	—	—	31,687
Gross profit	26,509	(444)	—	4,818	30,883
Selling and marketing expense	9,258	—	—	—	9,258
General and administrative expense	4,667	(28)	—	3,586	8,225
Research and development expense	1,000	—	2,588	2,589	6,177
Litigation settlement	—	—	—	—	—
Depreciation and amortization expense	558	78	—	418	1,054
Income from operations	11,026	(494)	(2,588)	(1,775)	6,169
Interest income	135	—	—	232	367
Interest expense	(93)	—	—	(8)	(101)
Other income (expense), net	236	—	—	(3)	233
Income before income taxes	11,304	(494)	(2,588)	(1,554)	6,668
Provision for income taxes	3,598	—	—	—	3,598
Net income (loss)	7,706	(494)	(2,588)	(1,554)	3,070
Expenditures for fixed assets	4,230	—	—	28	4,258
Expenditures for drug licenses	901	32	—	272	1,205
          As of and for the Six Months Ended June 30, 2006 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$53,027	$—	$—	$—	$53,027
Licensing and collaboration revenues	239	—	—	3,995	4,234
Total revenues	53,266	—	—	3,995	57,261
Cost of net product sales	25,404	—	—	—	25,404
Gross profit	27,862	—	—	3,995	31,857
Selling and marketing expense	8,381	—	—	—	8,381
General and administrative expense	3,486	—	68	4,015	7,569
Research and development expense	953	—	2,225	2,225	5,403
Litigation settlement	389	948	—	—	1,337
Depreciation and amortization expense	514	42	—	325	881
Income from operations	14,139	(990)	(2,293)	(2,570)	8,286
Interest income	55	—	—	383	438
Interest expense	(94)	—	—	—	(94)
Other income (expense), net	36	—	—	—	36
Income before income taxes	14,136	(990)	(2,293)	(2,187)	8,666
Provision for income taxes	4,877	—	—	—	4,877
Net income (loss)	9,259	(990)	(2,293)	(2,187)	3,789
Expenditures for fixed assets	7,137	—	—	179	7,316
Expenditures for drug licenses	556	—	—	315	871

          As of June 30, 2007 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Receivables, net	$31,438	$—	$—	$2,784	34,222
Other current assets	44,676	248	—	10,440	55,364
Fixed assets	48,718	—	—	2,686	51,404
Drug licenses and related costs	11,312	1,783	—	3,330	16,425
Other non-current assets	917	—	—	1,240	2,157
Total assets	137,061	2,031	—	20,480	159,572
Current liabilities	27,108	250	—	3,152	30,510
Long term debt	14,807	—	—	—	14,807
Other non-current liabilities	8,077	—	—	—	8,077
Total liabilities	49,992	250	—	3,152	53,394
          As of December 31, 2006 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Receivables, net	$30,558	$39	$—	$2,366	$32,963
Other current assets	21,758	1,338	—	11,631	34,727
Fixed assets	45,738	—	—	2,818	48,556
Drug licenses and related costs	10,697	1,833	—	3,496	16,026
Other non-current assets	885	—	—	1,199	2,084
Total assets	109,636	3,120	—	21,510	134,356
Current liabilities	24,651	—	—	2,736	27,387
Non-current liabilities	6,638	—	—	—	6,638
Total liabilities	31,289	—	—	2,736	34,025
Recently issued accounting pronouncements
          On January 1, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS No. 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.
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
Generic Pharmaceuticals
          Our pharmaceutical product sales activities are based in Spain, where we have a significant commercial presence and we manufacture and market approximately 180 product presentations or SKUs in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. Revenues derived from our top three product lines, represented approximately 26% of our net product revenues in the three months ended June 30, 2007. We market our branded generic and generic products to physicians, pharmacists and hospitals through our three separate sales and marketing organizations based in Spain: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. In past years we expanded our geographic sales to countries outside of Spain including the U.S. and several countries in the E.U. As of June 30, 2007 approximately 31% of our net product sales were derived from sales outside of Spain. Our generic simvastatin product, which is manufactured at our FDA approved finish dosage facility in Spain, was launched in the U.S. in December of 2006. The launch of our first U.S. generic product marked a significant strategic milestone for us; however, due to market price conditions and limited demand, sales of our generic simvastatin have been determined to be less favorable than our initial projections. As a result, we have recorded inventory write-downs and obsolescence reserves of approximately $422,000 to cost of sales in the six months ended June 30, 2007.
          While the pricing of our pharmaceutical products is influenced by market forces (size of the market, number of competitors, etc.), our pricing is also subject to governmental price controls in Spain and other countries. The majority of our products are subject to price controls set in place by the Spanish government. The Spanish government enacted legislation effective March 1, 2007 which reduced the amount it will reimburse for pharmaceutical products. As a result of the legislation our sales force began marketing our products at lower selling prices in Spain as early as February 2007. We also experienced reduced sales levels in the beginning of the first quarter of 2007 as Spanish wholesalers and pharmacies minimized order quantities until they were able to purchase our products at the new lower prices. Once we began selling at the new prices we experienced an increase in the number of our units sold. While the increased unit volume has offset the impact of the reduced selling prices on our net product sales, our gross margins have decreased from 52% in the six months ended June 30, 2006 to 46% in the six months ended June 30, 2007 (excluding inventory write-downs associated with our U.S. generic simvastatin discussed above). We have implemented strategies to mitigate lower selling prices which include strategies to reduce manufacturing costs and increase sales volumes. We are seeking to continue expanding our product sales in other geographic regions, including the U.S., through strategic alliances. We are targeting markets that offer compatible regulatory approval regimes and attractive product margins. In addition, we expect to grow our business by developing and acquiring rights to market additional products to sell through our organization and our strategic alliances. We continually acquire rights to new products in response to increasing market demand for generic and branded generic therapeutic products.
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
Drug Delivery Technologies and Products
          We develop and co-develop products that incorporate our drug delivery technologies. We have licensed applications of our proprietary CPE-215 drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim, the first product incorporating our CPE-215 drug delivery technology, in the United States in February 2003. Testim is a gel indicated for testosterone replacement therapy. Testim is also approved for marketing in 15 European countries and Canada. We are in discussions with other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using our drug delivery technologies, including the delivery of insulin to diabetic patients intranasally and the treatment of nail fungus infections topically. In addition, we continue to seek alliances with academic organizations to explore the delivery of macromolecules, including research using biodegradable NanocapletTM technology.
Research and Development Focus
          Our U.S. research and development activities are primarily focused on the development of NasulinTM, our intranasal insulin product candidate. In 2004 we concluded a Phase IIA study of Nasulin in Type I diabetic patients using our CPE-215 technology. The full results of that trial were published in 2006 in the journal Diabetes Technology & Therapeutics, Volume 8, Number 1. In 2006, we completed an additional Phase I study in Ireland and advanced our Phase IIA studies in the U.S. In the first quarter of 2007 we completed preparations for a Phase II study in India which began in the second quarter of 2007. Portions of the results from our U.S. and Irish studies were presented at the American Diabetes Association 67th Sessions in Chicago, IL in June 2007. We expect the U.S. development and clinical programs for Nasulin to continue and expand both outside and inside the U.S. We are also continuing our clinical programs to support our strategy for the distribution of our generic pharmaceutical products in other countries, including the U.S. We expect to continue to invest our resources to conduct clinical trials and support the required regulatory submissions for our clinical programs. As a result, we expect to incur increased costs for product formulation, research and clinical development efforts.
Effect of Foreign Currency Fluctuations
          A substantial amount of our business is conducted in Europe and, therefore our results, which are measured in U.S. Dollars, are influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, specifically the Euro. An increase in the weighted average value of the Euro in relation to the U.S. Dollar over the prior year second quarter, had the following impact on the results of our operations when reported in U.S. Dollars: (1) total revenues were increased by approximately $1,847,000, (2) gross profit was increased by approximately $842,000, (3) operating expenses and other income (expense) were increased by approximately $602,000, (4) provision for income taxes was increased by approximately $102,000, which resulted in (5) an aggregate increase in net income of approximately $138,000. An increase in the weighted average value of the Euro in relation to the U.S. Dollar over the first half of the prior year, had the following impact on the results of our operations when reported in U.S. Dollars: (1) total revenues were increased by approximately $4,265,000, (2) gross profit was increased by approximately $1,979,000, (3) operating expenses and other income (expense) were increased by approximately $1,298,000, (4) provision for income taxes was increased by approximately $275,000, which resulted in (5) an aggregate increase in net income of approximately $406,000.
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
RESULTS OF OPERATIONS:
Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006
Revenues by Segment

	For the Three Months Ended June 30,				Change
(in thousands)	2007	%	2006	%	$	%

Specialty Generics
Net product sales	$28,353	91%	$26,457	91%	$1,896	7%
Licensing and collaboration revenues	171	*	166	1%	5	3%

	28,524	91%	26,623	92%	1,901	7%

Drug Delivery
Licensing and collaboration revenues	2,655	9%	2,360	8%	295	13%

Total revenues	$31,179	100%	$28,983	100%	$2,196	8%

*	Less than 1%
          Total revenues for the three months ended June 30, 2007 increased $2,196,000, or 8% from the same period in the prior year. Our specialty generics business experienced increased demand when compared to the comparable quarter of 2006. However, price reductions in Spain have resulted in net product sales that are consistent with the comparable period of 2006 when expressed in constant currency. Our drug delivery licensing revenues grew to $2,655,000 in the second quarter of 2007 due to increased royalties earned on sales of Testim. Based on industry sources, Testim was reported to capture approximately 20% of all testosterone gel replacement prescriptions in the U.S. market as of June 30, 2007, compared to approximately 19% of all testosterone gel replacement prescriptions as of June 30, 2006.
          Our revenues are generated through our primary sales channels of branded generic pharmaceuticals, generic pharmaceuticals and sales to licensees and others, as well as licensing and collaboration arrangements. The following is a summary of our revenues by sales channel and top-selling product lines:

          For the three months ended June 30, 2007:

(in thousands)	Revenues Within Spain
				Revenues
	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues

Omeprazole	$410	$3,955	$—	$—	$4,365	14%
Enalapril	1,237	373	—	—	1,610	5%
Simvastatin	204	1,251	—	—	1,455	5%
Lansoprazole	910	287	—	—	1,197	4%
Paroxetine	366	793	—	—	1,159	4%
All other products	2,880	3,353	92	1,157	7,482	24%
Sales to licensees and others	—	—	3,317	7,768	11,085	35%
Licensing and collaborations	—	—	171	2,655	2,826	9%

Total Revenues	$6,007	$10,012	$3,580	$11,580	$31,179	100%

% of Q-2 2007 Revenues	19%	32%	12%	37%	100%
          For the three months ended June 30, 2006:

(in thousands)	Revenues Within Spain
				Revenues
	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues

Omeprazole	$712	$4,310	$—	$—	$5,022	17%
Simvastatin	482	1,492	—	—	1,974	7%
Enalapril	1,379	407	—	—	1,786	6%
Lansoprazole	665	211	—	—	876	3%
Paroxetine	398	799	—	—	1,197	4%
All other products	2,478	2,609	171	270	5,528	19%
Sales to licensees and others	—	—	4,285	5,789	10,074	35%
Licensing and collaborations	—	—	166	2,360	2,526	9%

Total Revenues	$6,114	$9,828	$4,622	$8,419	$28,983	100%

% of Q-2 2006 Revenues	21%	34%	16%	29%	100%
          Branded Generic Pharmaceutical Products

(in thousands)	For the Three Months Ended June 30,				Change
	2007	%	2006	%	$	%

Branded Generic Product Sales:
Enalapril	$1,237	21%	$1,379	22%	$(142)	-10%
Lansoprazole	910	15%	665	11%	245	37%
Codeisan	739	12%	611	10%	128	21%
Ibuprofen	644	11%	367	6%	277	75%
Mio Relax	448	7%	400	7%	48	12%
All other branded generic products	2,029	34%	2,692	44%	(663)	- 25%

Total branded generic sales	$6,007	100%	$6,114	100%	$(107)	- 2%

          Sales of our branded generic pharmaceutical products decreased by 8% in constant currency when compared to the three months ended June 30, 2006 due to the recent price reductions in Spain. Excluded from the top five branded generic products listed above are branded generic sales of omeprazole, which decreased approximately $302,000, or 42%, as a result of the price reductions. Sales of Enalapril, the Company’s top-selling branded generic product also decreased 10% for the same reason. The impact of price reductions was partially offset by increased unit volume in the second quarter of 2007, primarily from sales of ibuprofen and lansoprazole. While we expect to continue to develop, acquire, launch and support new and existing branded generic products, our growth strategy is also focused on sales of generic products and sales outside of Spain.

          Generic Pharmaceutical Products

(in thousands)	For the Three Months Ended June 30,				Change
	2007	%	2006	%	$	%
					—
Generic Product Sales:
Omeprazole	$3,955	40%	$4,310	44%	$(355)	-8%
Simvastatin	1,251	12%	1,492	15%	(241)	-16%
Trimetazidine	816	8%	586	6%	230	39%
Paroxetine	793	8%	799	8%	(6)	-1%
Pentoxifylline	652	7%	676	7%	(24)	-4%
All other generic products	2,545	25%	1,965	20%	580	30%
					—
Total generic sales	$10,012	100%	$9,828	100%	$184	2%
					==
          Sales of our generic pharmaceutical products increased 2% when compared to the three months ended June 30, 2006, but decreased by 5% in constant currency as a result of the recent price reductions in Spain. While we also experienced an increased unit volume in our generic sales, primarily from sales of omeprazole and simvastatin, the increase was not enough to offset the effect of the price reductions. We expect to continue to increase our generic drug portfolio and increase our generic drug sales in Spain as products’ patent protection rights expire in the future.
          Sales to Licensees and Others

(in thousands)	For the Three Months Ended June 30,		Change
	2007	2006	$	%
Specialty generics	$11,085	$10,074	$1,011	10%
          In addition to manufacturing and selling our own branded generic and generic products, we license the right to market products to others within and outside of Spain. These license agreements are usually accompanied by long-term exclusive supply agreements, whereby our licensees purchase the licensed products from our manufacturing facility. These purchases are recorded as net product sales in our Condensed Consolidated Income Statements. As of June 30, 2007, our Spanish operations have executed 213 license agreements for product registrations, of which 20 with customers in Spain and 96 with customers outside of Spain, cover actively marketed products that are generating revenues. The remaining licenses (10 with customers in Spain, 11 with customers in Ireland and 76 with customers outside of Spain and Ireland) are for products that are awaiting regulatory approvals. Additionally, we have 16 contract manufacturing agreements in effect in Spain and 6 contract manufacturing agreements in effect in other countries. Our clients market these products under their own names and with their own labeling. Many of the products we manufacture for others use the same active ingredients that are used in our own marketed products. Sales to licensees and others in the three months ended June 30, 2007 increased $1,011,000 when compared to the second quarter of 2006; however, sales to licenses and others increased by 2% in constant currency. Sales to our licensees and contract manufacturing customers are usually of larger quantities and occur on a less frequent basis than our normal sales in Spain. Therefore, the shipment of one order, or delayed shipment of one order, could cause significant fluctuations from quarter to quarter.
          Licensing and Collaboration Revenues

(in thousands)	For the Three Months Ended June 30,		Change
	2007	2006	$	%
Specialty generics	$171	$165	$6	4%
Drug delivery	2,655	2,361	294	12%

Total	$2,826	$2,526	$300	12%

          Licensing and collaboration revenues increased by 12% and accounted for 9% of total revenues for the three months ended June 30, 2007 and 2006. Our licensing and collaboration revenues are primarily royalties earned from sales of Testim. Testim royalties totaled $2,653,000 in the three months ended June 30, 2007 compared to $2,354,000 in the three months ended June 30, 2006 as a result of increased market share. Testim royalties recorded in the three months ended June 30, 2006 included a one-time increase of approximately $479,000, or $0.02 per share, due to a change in estimate which, based on historical experience, allowed us to reasonably estimate future product returns on sales of Testim. Testim royalties increased 41% in the second quarter of 2007 when excluding the one-time increase in royalties in the prior year quarter.
          Gross Profit

(in thousands)	For the Three Months Ended June 30,		Change
	2007	2006	$	%
Specialty generics	$12,734	$14,151	$(1,417)	-10%
Drug delivery	2,655	2,361	294	12%

Total	$15,389	$16,512	$(1,123)	-7%

          Gross profit decreased by approximately $1,123,000, or 7% when compared to the three months ended June 30, 2006. Despite an increase in unit volume, gross profit reported by our specialty generics business decreased by 10% when compared to the same quarter of the prior year. Gross profit related to our specialty generics business also includes adjustments totaling $120,000 to the reserve for slow moving inventory in the three months ended June 30, 2007 for U.S. simvastatin inventories. Excluding the inventory write-down of $120,000, our gross margins on net product sales decreased from 53% to 45% in the three months ended June 30, 2006 and 2007, respectively, as a result of the price reductions. The prior year gross margin included a $460,000 benefit (2% increase) resulting from a change in estimate due to a lower than expected pharmaceutical tax assessment. We expect our margins to gradually improve over time as we continue to implement our strategies to mitigate the impact of the price reductions.
          Selling and Marketing Expenses

(in thousands)	For the Three Months Ended June 30,		Change
	2007	2006	$	%
Specialty generics	$4,813	$4,242	$571	13%
Drug delivery	—	—	—	—

Total	$4,813	$4,242	$571	13%

           Selling and marketing expenses for the three months ended June 30, 2007 increased 13% from the same period in the prior year, or 6% when expressed in constant currency due to increased sales volume. As a percentage of net product sales, selling and marketing expenses increased from 16% in the three months ended June 30, 2006, to 17% in the three months ended June 30, 2007.
          General and Administrative Expenses

(in thousands)	For the Three Months Ended June 30,		Change
	2007	2006	$	%
Specialty generics	$2,385	$1,710	$675	39%
Drug delivery	2,194	1,955	239	12%

Total	$4,579	$3,665	$914	25%

          General and administrative expenses increased 25% when compared to the same period in the prior year. Drug delivery personnel costs included in general and administrative expenses increased approximately $290,000 during the quarter primarily due to increased headcount. These increases were partially offset by reduced strategic consulting expenses compared to the same period in 2006. Increased general and administrative expenses in our specialty generics business include approximately $231,000 of intellectual property filing and maintenance costs, approximately $143,000 due to fluctuations in foreign currency rates and approximately $103,000 of increased personnel costs. Total general and administrative expenses as a percent of total revenues increased to approximately 15% in the three months ended June 30, 2007, compared to approximately 13% of total revenues in the three months ended June 30, 2006.
          Research and Development Expenses

(in thousands)	For the Three Months Ended June 30,		Change
	2007	2006	$	%
Specialty generics	$519	$459	$60	13%
Drug delivery	2,983	2,036	947	47%

Total	$3,502	$2,495	$1,007	40%

          Research and development expenses have increased by approximately $1,007,000 compared to the second quarter of 2006 primarily from increased costs to support our Nasulin clinical program. We plan to increase research and development costs as we continue to conduct our Nasulin clinical trials throughout 2007. Although cost estimates and timing of our trials are subject to change, we expect consolidated research and development expenses for 2007 to be approximately $15,000,000 to $16,000,000.
          Litigation Settlement Expenses

(in thousands)	For the Three Months Ended June 30,		Change
	2007	2006	$	%
Specialty generics	$—	$733	$(733)	*

*	Not meaningful
          We incurred litigation defense costs of $733,000 in the three months ended June 30, 2006 associated with a claim settled in late 2006. See “Other liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information. These amounts have been reclassified from general and administrative expenses on our Condensed Consolidated Income Statements for the prior year periods.
          Provision for Income Taxes

(in thousands)	For the Three Months Ended June 30,
	2007				2006
	Spain	Ireland	U.S.	Consol.	Spain	Ireland	U.S.	Consol.

Income (loss) before income taxes	$5,278	$(1,727)	$(1,324)	$2,227	$7,279	$(1,052)	$(1,108)	$5,119
Provision (benefit) for income taxes	1,517	(216)	(422)	879	2,484	(132)	(415)	1,937
Valuation allowance	—	216	422	638	—	132	415	547

Net provision for income taxes	1,517	—	—	1,517	2,484	—	—	2,484

Net income (loss)	$3,761	$(1,727)	$(1,324)	$710	$4,795	$(1,052)	$(1,108)	$2,635

Effective tax rate	29%	0%	0%	68%	34%	0%	0%	49%

          As a result of reporting taxable income in Spain, we recorded provisions for foreign income taxes totaling $1,517,000 and $2,484,000 for the three months ended June 30, 2007 and 2006, respectively. Current period foreign income taxes are net of tax contingency reversals totaling approximately $272,000 that expired during the period. The provisions represented 29% and 34% of the pre-tax income reported in Spain of $5,278,000 and $7,279,000 for the three months ended June 30, 2007 and 2006, respectively. The provisions represented 68% and 49% of consolidated pre-tax income for the three months ended June 30, 2007 and 2006, respectively.
          As future operating profits in the U.S and Ireland cannot be reasonably assured, no tax benefit has been recorded for the related losses, which totaled approximately $3,051,000 and $2,160,000 for the three months ended June 30, 2007 and 2006, respectively. Accordingly, the Company has established valuation allowances equal to the full amount of the U.S. and Irish deferred tax assets.
          Should we determine that it is more likely than not that we will realize certain of our net deferred tax assets for which we have previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. In addition, we operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. No additional potential tax contingencies were considered to be probable and reasonably estimable as of June 30, 2007. However, there is the possibility that the ultimate resolution of such potential contingencies could have an adverse effect on our Consolidated Financial Statements in the future.
          Net Income

	For the Three Months
(in thousands, except per share data)	Ended June 30,		Change
	2007	2006	$	%
Specialty Generics	$3,343	$4,253	$(910)	-21%
Drug Delivery	(2,633)	(1,618)	(1,015)	-63%

Total net income	$710	$2,635	$(1,925)	-73%

Net income per common share:
Basic	$0.03	$0.12	$(0.09)	-75%

Diluted	$0.03	$0.12	$(0.09)	-75%

Weighted average common shares outstanding:
Basic	22,318	22,170	148	1%

Diluted	22,892	22,876	16	0%

          We reported income from operations of $1,949,000 in the three months ended June 30, 2007 compared to $4,932,000 in the three months ended June 30, 2006. The combination of income from operations of $1,949,000 and the non-operating items of $278,000, and the provision for income taxes of $1,517,000, resulted in net income of $710,000, or $0.03 per basic common share ($0.03 per diluted common share) on 22,318,000 weighted average basic common shares outstanding (22,892,000 weighted average diluted common shares outstanding) in the three months ended June 30, 2007, compared to net income of $2,635,000, or $0.12 per basic common share ($0.12 per diluted common share) on 22,170,000 weighted average basic common shares outstanding (22,876,000 weighted average diluted common shares outstanding) in the same period of the prior year.

Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006
          Revenues by Segment

	For the Six Months Ended June 30,					Change
(in thousands)	2007	%	2006	%	$	%
					—
Specialty Generics
Net product sales	$57,467	92%	$53,027	93%	$4,440	8%
Licensing and collaboration revenues	285	*	239	*	46	19%
					—
	57,752	92%	53,266	93%	4,486	8%

Drug Delivery
Licensing and collaboration revenues	4,818	8%	3,995	7%	823	21%
					—

Total revenues	62,570	100%	$57,261	100%	$5,309	9%
					—

*	Less than 1%
          Revenues. Set forth below is a summary of our revenues by sales channel and top-selling product lines:
          For the six months ended June 30, 2007:

(in thousands)	Revenues Within Spain
				Revenues
	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues

Omeprazole	$961	$7,825	$—	$—	$8,786	14%
Enalapril	2,551	764	—	—	3,315	5%
Simvastatin	570	2,590	—	—	3,160	5%
Paroxetine	815	1,690	—	—	2,505	4%
Lansoprazole	1,766	601	—	—	2,367	4%
All other products	6,340	7,221	367	2,114	16,042	26%
Sales to licensees and others	—	—	6,987	14,305	21,292	34%
Licensing and collaborations	—	—	285	4,818	5,103	8%

Total Revenues	$13,003	$20,691	$7,639	$21,237	$62,570	100%

% of YTD 2007 Revenues	21%	33%	12%	34%	100%
          For the six months ended June 30, 2006:

(in thousands)	Revenues Within Spain
				Revenues
	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues

Omeprazole	$1,341	$8,693	$—	$—	$10,034	18%
Enalapril	2,297	1,130	—	—	3,427	6%
Simvastatin	926	2,963	—	—	3,889	7%
Paroxetine	775	1,615	—	—	2,390	4%
Lansoprazole	1,325	452	—	—	1,777	3%
All other products	5,285	5,592	481	627	11,985	21%
Sales to licensees and others	—	—	6,911	12,614	19,525	34%
Licensing and collaborations	—	—	239	3,995	4,234	7%

Total Revenues	$11,949	$20,445	$7,631	$17,236	$57,261	100%

% of YTD 2006 Revenues	21%	36%	13%	30%	100%

          Total revenues for the six months ended June 30, 2007 increased 9% to $62,570,000 from the same period in 2006, or 2% when expressed in constant currency. Favorable fluctuations in foreign currency rates increased year-to-date 2007 revenues by approximately $4,265,000 when compared to the same six month period of 2006. In addition to the favorable currency rates, current period growth was driven primarily by (1) increased sales of our products to our licensees and others of approximately $1,767,000; increased API sales of approximately $1,373,000 and (2) approximately $869,000 of increased licensing and collaboration revenues, primarily royalty revenue from the sales of Testim.
          Branded Generic Pharmaceutical Products

(in thousands)	For the Six Months Ended June 30,				Change
	2007	%	2006	%	$	%

Branded Generic Product Sales:
Enalapril	$2,551	20%	$2,297	19%	$254	11%
Codeisan	2,009	15%	1,463	12%	546	37%
Lansoprazole	1,766	14%	1,325	11%	441	33%
Ibuprofen	1,127	9%	743	6%	384	52%
Omeprazole	961	7%	1,341	11%	(380)	-28%
All other branded generic products	4,589	35%	4,780	41%	(191)	-4%

Total branded generic sales	$13,003	100%	$11,949	100%	$1,054	9%
					==
          Sales of our branded generic pharmaceutical products during the first half of 2007 increased 9% when compared to the first half of 2006. Excluding the effect of fluctuations in foreign currency exchange rates, sales of our branded generic pharmaceutical products increased 1% when compared to the first half of 2006 as a result of price reductions in Spain. Among products most affected by the price reductions was our branded generic omeprazole, sales of which decreased 28% despite consistent unit volume. Increased unit volume in the six months ended June 30, 2007, primarily from sales of our enalapril, codeisan and lansoprazole, helped offset the impact of price reductions. Sales of our branded generic omeprazole decreased 28% as a result of the price reductions.
          Generic Pharmaceutical Products

(in thousands)	For the Six Months Ended June 30,				Change
	2007	%	2006	%	$	%

Generic Product Sales:
Omeprazole	$7,825	38%	$8,693	43%	$(868)	-10%
Simvastatin	2,590	13%	2,963	14%	(373)	-13%
Paroxetine	1,690	8%	1,615	8%	75	5%
Trimetazidine	1,545	7%	1,136	6%	409	36%
Pentoxifylline	1,356	7%	1,279	6%	77	6%
All other generic products	5,685	27%	4,759	23%	926	19%
					—
Total generic sales	$20,691	100%	$20,445	100%	$246	1%
					==
          Sales of our generic pharmaceutical products increased 1% during the first half of 2007 when compared to the first half of 2006. Excluding the effect of fluctuations in foreign currency exchange rates, sales of our branded generic pharmaceutical products decreased 6% due to the recent price reductions in Spain. Generic sales of omeprazole and simvastatin, which were among the products more affected by the price reductions, decreased approximately $1,241,000. Increased unit volume in the six months ended June 30, 2007, primarily from sales of omeprazole, simvastatin and trimetazidine, helped offset the impact of price reductions.

          Sales to Licensees and Others

(in thousands)	For the Six Months Ended June 30,		Change
	2007	2006	$	%
Specialty generics	$21,292	$19,525	$1,767	9%
          Sales to licensees and others in the six months ended June 30, 2007 increased 9% when compared to the same six month period of the prior year. A decrease in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of decreasing our revenues from sales to licensees and others by approximately $1,743,000. See the explanation under Sales to Licensees and Others for the three months ended June 30, 2007.
          Licensing and Collaboration Revenues

(in thousands)	For the Six Months Ended June 30,		Change
	2007	2006	$	%
Specialty generics	$285	$239	$46	19%
Drug delivery	4,818	3,995	823	21%

Total	$5,103	$4,234	$869	21%

          Licensing and collaboration revenues accounted for 8% of total revenues in the six months ended June 30, 2007 and totaled $5,103,000. These revenues included increased Testim royalties of approximately $828,000 in the six months ended June 30, 2007. See the explanation under Licensing and Collaboration Revenues for the three months ended June 30, 2007.
          Gross Profit

(in thousands)	For the Six Months Ended June 30,		Change
	2007	2006	$	%
Specialty generics	$26,065	$27,862	$(1,797)	-6%
Drug delivery	4,818	3,995	823	21%

Total	$30,883	$31,857	$(974)	-3%

          Gross profit decreased by approximately $974,000, or 3%, in the six months ended June 30, 2007 when compared to the six months ended June 30, 2006. Gross margins on net product sales were 45% in the six months ended June 30, 2007 versus 52% in the six months ended June 30, 2006. Gross profit related to our specialty generics business includes adjustments totaling $422,000 to write down our U.S. generic inventory to its net realizable value and reserve for slow moving inventory. Excluding these inventory adjustments, our gross margins on net product sales decreased from 52% to 46% in the six months ended June 30, 2006 and 2007, respectively, as a result of price reductions in Spain. See the explanation under Gross Profit for the three months ended June 30, 2007.
          Selling and Marketing Expenses

(in thousands)	For the Six Months Ended June 30,		Change
	2007	2006	$	%
Specialty generics	$9,258	$8,381	$877	10%
Drug delivery	—	—	—	—

Total	$9,258	$8,381	$877	10%

          Selling and marketing expenses for the six months ended June 30, 2007 increased 10% from the same period in the prior year; however, selling and marketing expenses increased 2% when expressed in constant currency. Selling and marketing expenses as a percentage of net product sales remained relatively constant at 16% in the six months ended June 30, 2007 and 2006.
          General and Administrative Expenses

(in thousands)	For the Six Months Ended June 30,		Change
	2007	2006	$	%
Specialty generics	$4,639	$3,486	$1,153	33%
Drug delivery	3,586	4,083	(497)	-12%

Total	$8,225	$7,569	$656	9%

          General and administrative expenses for the six months ended June 30, 2007 increased 9% from the same period in the prior year. The $1,153,000 change in our specialty generics business reflects an increase of approximately $582,000 of intellectual property filing and maintenance costs and increased general and administrative activities required to support our continued growth and prepare for our anticipated future growth. The $497,000 decrease in our drug delivery business reflects reduced strategic consulting expenses compared to the same period in 2006. General and administrative expenses as a percentage of total revenues remained consistent at 13% for the six months ended June 30, 2007 and 2006. General and administrative expenses would have been approximately $318,000 lower, absent the change in the weighted average value of the Euro, in relation to the U.S. Dollar, over the past year.
          Research and Development Expenses

(in thousands)	For the Six Months Ended June 30,		Change
	2007	2006	$	%
Specialty generics	$1,000	$953	$47	5%
Drug delivery	5,177	4,450	727	16%

Total	$6,177	$5,403	$774	14%

          Research and development expenses for the six months ended June 30, 2007 increased 14% from the same period in the prior year. The increase is directly attributed to the advancement of our research and development programs in the Drug Delivery segment of our business. See the explanation under Research and Development Expenses for the three months ended June 30, 2007. We expect to continue to incur increased costs to support our clinical programs for the remainder of 2007.
          Litigation Settlement Expenses

(in thousands)	For the Six Months Ended June 30,		Change
	2007	2006	$	%
Specialty generics	$–	$1,337	$(1,337)	*

*	Not meaningful
          We incurred litigation defense costs of $1,337,000 in the six months ended June 30, 2006 associated with a claim settled in late 2006. See “Other liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information. These amounts have been reclassified from general and administrative expenses on the Condensed Consolidated Income Statements for the prior year periods.

          Provision for Income Taxes

	For the Six Months Ended June 30,
(in thousands)	2007				2006
	Spain	Ireland	U.S.	Consol.	Spain	Ireland	U.S.	Consol.

Income (loss) before income taxes	$11,746	$(3,031)	$(2,047)	$6,668	$14,176	$(2,333)	$(3,177)	$8,666
Provision (benefit) for income taxes	3,598	(379)	(582)	2,637	4,877	(292)	(1,173)	3,412
Valuation allowance	—	379	582	961	—	292	1,173	1,465

Net provision for income taxes	3,598	—	—	3,598	4,877	—	—	4,877

Net income (loss)	$8,148	$(3,031)	$(2,047)	$3,070	$9,299	$(2,333)	$(3,177)	$3,789

Effective tax rate	31%	0%	0%	54%	34%	0%	0%	56%

          We have recorded provisions for foreign income taxes totaling $3,598,000 and $4,877,000 for the six months ended June 30, 2007 and 2006, respectively. The provisions represented 31% and 34% of the pre-tax income reported in Spain of $11,746,000 and $14,176,000 for the six months ended June 30, 2007 and 2006, respectively. As future operating profits in the U.S and Ireland cannot be reasonably assured, no tax benefit has been recorded for the related losses, which totaled approximately $5,078,000 and $5,510,000 for the six months ended June 30, 2007 and 2006, respectively. Accordingly, the Company has established valuation allowances equal to the full amount of the U.S. and Irish deferred tax assets. Consequently, the provisions represented 54% and 56% of consolidated pre-tax income for the six months ended June 30, 2007 and 2006, respectively.
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
          Net Income

	For the Six Months
(in thousands, except per share data)	Ended June 30,		Change
	2007	2006	$	%
Specialty generics	$7,212	$8,269	$(1,057)	-13%
Drug delivery	(4,142)	(4,480)	338	8%

Total net income	$3,070	$3,789	$(719)	-19%

Net income per common share:
Basic	$0.14	$0.17	$(0.03)	-18%

Diluted	$0.14	$0.16	$(0.02)	-13%

Weighted average common shares outstanding:
Basic	22,305	22,063	242	1%

Diluted	23,695	23,380	315	1%

          We reported net income of $3,070,000 in the six months ended June 30, 2007 compared to $3,789,000 in the six months ended June 30, 2006. The combination of income from operations of $6,169,000 and the non-operating items, primarily a provision for income taxes of $3,598,000 and the net of other income and expenses totaling $499,000 resulted in net income of $3,070,000, or $0.14 per basic common share ($0.14 per diluted common share) on 22,305,000 weighted average basic common shares outstanding (23,695,000 weighted average diluted common shares outstanding) in the first half of 2007, compared to net income of $3,789,000, or $0.17 per basic common share ($0.16 per diluted common share) on 22,063,000 weighted average basic common shares outstanding (23,380,000 weighted average diluted common shares outstanding) in the first half of 2006.

LIQUIDITY AND CAPITAL RESOURCES:
          Total assets increased from $134,356,000 at December 31, 2006 to $159,572,000 at June 30, 2007, and stockholders’ equity increased from $100,331,000 at December 31, 2006 to $106,178,000 at June 30, 2007. The increase in stockholders’ equity during the six months ended June 30, 2007 primarily reflects the net income during the six months of $3,070,000 and the effect of fluctuations in the Euro/U.S. Dollar exchange rate, which resulted in a net increase of $2,018,000 to our stockholders’ equity.
          Cash, cash equivalents and marketable securities increased by approximately 132% or $20,589,000 from $15,601,000 at December 31, 2006 to $36,190,000 at June 30, 2007. Sources of cash include loan proceeds of $14,807,000 included in cash flows from financing activities and net income of $3,070,000 and approximately $5,206,000 of non-cash expenses included in cash flows from operating activities. Uses of cash included additions to fixed assets totaling $4,258,000 and additions to drug licenses totaling $1,205,000. Cash and cash equivalents at June 30, 2007 include approximately $9,839,000 of short-term liquid investments considered to be cash equivalents.
          Receivables increased by approximately 4% from $32,963,000 at December 31, 2006 to $34,222,000 at June 30, 2007. When expressed in constant currency, receivables increased $502,000, or 2%, primarily due to increased net product sales outside of Spain, which generally have longer negotiated collection terms. We have not experienced any material delinquencies on any of our receivables that have had a material effect on our financial position, results of operations or cash flows.
          Inventory balances decreased by approximately $478,000 from $16,279,000 at December 31, 2006 to $15,801,000 at June 30, 2007. Fluctuations in foreign currency had the effect of increasing inventories by approximately $373,000. The constant currency decrease of $851,000 was primarily due to inventory adjustments totaling $1,035,000 to write-down U.S. generic product inventories to their net realizable value and reserve for slow moving inventories. These increases were partially offset by the expiration of approximately $272,000 of foreign tax contingencies recorded in accrued expenses.
          The combined total of accounts payable and accrued expenses increased from $24,270,000 at December 31, 2006 to $28,404,000 at June 30, 2007. The $4,134,000 increase was primarily attributed to: (1) increased accrued income taxes payable of approximately $2,294,000, (2) an increase in trade payables of approximately $1,724,000 related to inventory purchases, and (3) fluctuations in foreign currency exchange rates, which increased the balances by approximately $599,000.
          We repaid all of our short-term borrowings and current portion of long-term debt during the six months ended June 30, 2007. Our short-term borrowings and current portion of long-term debt totaled $554,000 at December 31, 2006.
          On June 29, 2007, we entered into an 11,000,000 Euro loan agreement with a Spanish financial institution. As a result, we recorded long-term debt of $14,807,000. The loan includes a variable interest rate that is reset quarterly to equal to the Euro Interbank Offered Rate, plus 0.5%. The interest rate under the loan was 5.02% at June 30, 2007. We were also charged a single, up-front fee of 0.2%. Principal will be repaid in quarterly installments beginning December 31, 2008, with the balance due on December 31, 2013.
          Operating activities for the six months ended June 30, 2007 provided net cash of $11,596,000, an increase of $6,751,000 when compared to the six months ended June 30, 2006. Changes in working capital, accounts receivable and inventory in particular, contributed to approximately $5,910,000 of this increase.

          Investing activities, primarily capital expenditures to expand the capacity of our manufacturing facilities in Spain, along with additions to drug licenses and related costs, required cash totaling $5,463,000 during the six months ended June 30, 2007. In addition, approximately $2,661,000 of short-term marketable securities matured during the six months ended June 30, 2007.
          Financing activities during the six months ended June 30, 2007 provided net cash of $14,226,000, and represented mainly cash proceeds from borrowings totaling $14,807,000, as described above. See loan agreement discussion in the discussion of our debt above. These proceeds were partially offset by net repayment of borrowings totaling $554,000.
Contractual Obligations
          On June 29, 2007, our subsidiary, Laboratorios Belmac (“Belmac”), entered into an 11,000,000 Euro loan agreement with a Spanish financial institution, pursuant to which we recorded long-term debt of $14,807,000. In accordance with the loan agreement, we will be charged interest on the loan at a variable rate, reset quarterly, equal to the Euro Interbank Offered Rate, plus 0.5%. The interest rate under the loan at June 30, 2007 was 5.02%. The principal of the loan will be repaid in quarterly installments of 412,500 Euros (approximately $555,300) beginning December 31, 2008, with the balance due on December 31, 2013. Maturities and estimated interest on the long-term debt are as follows (in thousands):

2007	$382
2008	1,311
2009	2,904
2010	2,790
2011	2,678
2012 and 2013	8,164

Total	$18,229
          In addition, Belmac’s obligations under the loan agreement have been guaranteed by Bentley and Bentley’s other subsidiaries in Spain. Belmac has agreed to pledge assets at the request of the financial institution if it fails to comply with its financial covenants and it has also agreed to not pledge any assets to any other party. The loan may be prepaid at any time without a fee.
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
          Liquidity. We plan to continue making improvements to our manufacturing facilities during 2007 that include the acquisition of additional manufacturing equipment and expansion of our manufacturing facilities, in order to increase manufacturing efficiencies and accommodate our expected growth. We plan to invest $13,000,000 to $16,000,000 in 2007 (primarily in our manufacturing facilities), of which we have invested $4,258,000 in the six months ended June 30, 2007. We also plan to invest $15,000,000 to $16,000,000 in research and development activities in 2007, primarily to support the continued development of Nasulin, our intranasal insulin product. We plan to finance the remaining capital expenditures and research and development investments from a combination of cash flows from operations and existing cash balances (including the $14,807,000 of proceeds we received from our recent loan agreement). As discussed above, we have cash and cash equivalents totaling approximately $35,661,000 as of June 30, 2007, which we believe is sufficient to fund our operations for the foreseeable future. Although we generate positive cash flow from operations, (approximately $11,596,000 in the six months ended June 30, 2007), there can be no assurance that changes in our research and development plans, capital expenditures and/or acquisitions, or other events affecting our operations will not result in the earlier depletion of our funds. We continue to search both domestically and internationally for opportunities that will enable us to continue expanding our business and explore alternative financing sources for these activities, including the possibility of public and/or private offerings of debt and equity securities. In appropriate situations, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.
Critical Accounting Policies and Estimates
          Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in our 2006 Form 10-K. Certain of our accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We have reviewed our critical accounting policies and estimated discussed in our 2006 Form 10-K and have determined that, with the exception of our critical accounting policies for the provision for income taxes and inventories noted below, those policies remain our most critical accounting policies for the quarter ended June 30, 2007. We did not make any changes to those policies during the quarter ended June 30, 2007.
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
          Effective January 1, 2007, we account for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. As a result of the implementation of FIN No. 48, we recorded a $405,000 increase in our non-current liabilities for uncertain tax positions which was accounted for as an increase to the January 1, 2007 accumulated deficit. The application of income tax law is inherently complex. Income tax laws and regulations are voluminous and often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change frequently. Changes in our subjective assumptions and judgments could have a material effect on our financial position, results of operations or cash flows. In addition, as we operate within multiple taxing jurisdictions, we are subject to audit in those jurisdictions. The ultimate resolution of tax audits may require an extended period of time. Although we believe an adequate provision has been made for uncertain tax positions, there is the possibility that the ultimate resolution of such positions could have an adverse effect on our financial position, results of operations or cash flows. See “Provision for income taxes” in our Notes to Condensed Consolidated Financial Statements in Item 1 for additional information regarding our uncertain tax positions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Foreign Currency. A substantial amount of our business is conducted in Europe and, therefore our results, which are measured in U.S. Dollars, are influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, specifically the Euro. The exchange rates at June 30, 2007 and December 31, 2006 are as follows:

U.S. Dollars per Euro	June 30, 2007	December 31, 2006
YTD weighted average exchange rate	1.33	1.26
Exchange rate	1.35	1.31
          The net effect of foreign currency translation on our Condensed Consolidated Financial Statements for the six months ended June 30, 2007 was a net increase of $2,018,000 and the cumulative historical effect as of June 30, 2007 was an increase of $10,890,000, as reflected in our Condensed Consolidated Balance Sheets as accumulated other comprehensive income. The carrying values of assets and liabilities can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses.

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
           Interest Rates. The interest rate on our long-term borrowings was 5.02% at June 30, 2007 and the amount of borrowings outstanding is $14,807,000 as of June 30, 2007. The interest rate on our long-term debt is variable and reset quarterly. The effect of an increase in interest rates of one percentage point (one hundred basis points) to an average of 6.02% on long-term borrowings would have the effect of increasing interest expense by approximately $148,070 annually; however, no payments are due under the loan agreement until December 31, 2008.
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
          Bentley’s management carried out an evaluation, with the participation of Bentley’s principal executive officer and principal financial officer, of the effectiveness of Bentley’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, Bentley’s principal executive officer and principal financial officer concluded that Bentley’s disclosure controls and procedures were effective as of June 30, 2007.
          There was no change in Bentley’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of Bentley’s internal controls that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Bentley’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases

Maximum Number
			Total Number of	(or approximate
	Total		Shares	dollar value)
	Number		(or Units)	of Shares (or
	of Shares	Average	Purchased as	Units) that
	(or Units)	Price	Part of Publicly	may yet be Purchased
	Purchased	Paid per	Announced Plans or	under the Plans or
	(1)	Share(2)	Programs	Programs
April 1, 2007 through April 30, 2007	—	$—	—	—
May 1, 2007 through May 31, 2007	4,311	$11.965	—	—
June 1, 2007 through June 30, 2007	—	$—	—	—

Total	4,311	$11.965	—	—

(1)	Represents shares withheld to satisfy minimum tax withholding liabilities of certain restricted stock unit holders.

(2)	Weighted average of the high and low prices on the New York Stock Exchange on the vesting date (the date the restricted stock unit holders were entitled to receive the vested shares).
Item 4. Submission of Matters to a Vote of Security Holders
          Our Annual Meeting of Stockholders was held on May 23, 2007 for the purpose of the election of two directors and to ratify the appointment of Bentley’s independent registered public accounting firm for the 2007 fiscal year. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.
          The following members were elected to our Board of Directors by a plurality of votes cast:

	Term
Nominee	Expiring	Votes For	Votes Withheld
F. Ross Johnson	2010	18,538,001	2,388,651
Edward J. Robinson	2010	18,554,111	2,372,541
          The proposal to ratify the appointment of Deloitte & Touche LLP as Bentley’s independent registered public accounting firm for the 2007 fiscal year required the affirmative vote of 10,297,635 shares (a majority of the shares represented in person or by proxy at the annual meeting and entitled to vote on this proposal excluding abstentions, broker non-votes and votes withheld). This proposal was approved by the following vote:

Votes For	Votes Against
20,346,930	248,339
Item 6. Exhibits
          The Exhibits filed as part of this report are listed on the Exhibit Index immediately preceding the exhibits, which Exhibit Index is incorporated herein by reference.

Exhibit Index

Exhibit
Number		Description of Exhibit

10.1	*	Loan Agreement dated June 29, 2007 by and between Banco Bilbao Vizcaya Argentaria, S.A. and Laboratorios Belmac S.A.

10.2	*	Letter of guarantee dated June 29, 2007 of Bentley Pharmaceuticals, Inc. in favor of Banco Bilbao Vizcaya Argentaria, S.A.

10.3	*	Form of Restricted Stock Unit Certificate (Non-employee Directors) under the Bentley Pharmaceuticals, Inc. Amended and Restated 2005 Equity and Incentive Plan. (Reference is made to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 30, 2007, Commission File No. 1-10581, which exhibit is incorporated herein by reference.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENTLEY PHARMACEUTICALS, INC. Registrant
August 9, 2007	By:	/s/ James R. Murphy
James R. Murphy
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

August 9, 2007	By:	/s/ Richard P. Lindsay
Richard P. Lindsay
Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)