Form 10-Q
period 2007-09-30
BENTLEY PHARMACEUTICALS INC
filed 2007-11-08
CIK 821616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s common stock outstanding as of November 8, 2007 was 22,326,135.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended September 30, 2007
Index

			Page
Part I.	Financial Information
	Item 1.	Unaudited Condensed Consolidated Financial Statements:

		Unaudited Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3

		Unaudited Consolidated Income Statements for the three and nine months ended September 30, 2007 and 2006	4

		Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2007 and 2006	5

		Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	6

		Notes to Unaudited Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

	Item 4.	Controls and Procedures	38

Part II.	Other Information

	Item 6.	Exhibits	38
EX-10.1 EMPLOYMENT AGREEMENT DATED AS OF AUGUST 20, 2007
EX-31.1 CERTIFICATION OF THE CEO PURSUANT TO SECTION 302
EX-31.2 CERTIFICATION OF THE CFO PURSUANT TO SECTION 302
EX-32.1 CERTIFICATION OF CEO PURSUANT TO SECTION 906
EX-32.2 CERTIFICATION OF CFO PURSUANT TO SECTION 906

Bentley Pharmaceuticals, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except per share data)	September 30,	December 31,
	2007	2006
Assets

Current assets:
Cash and cash equivalents	$38,452	$12,424
Marketable securities	560	3,177
Receivables, net	31,469	32,963
Inventories	15,043	16,279
Deferred taxes	1,579	1,049
Prepaid expenses and other	2,437	1,798

Total current assets	89,540	67,690

Non-current assets:
Fixed assets, net	55,821	48,556
Drug licenses and related costs, net	17,147	16,026
Restricted cash	1,000	1,000
Deferred taxes	195	240
Other	945	844

Total non-current assets	75,108	66,666

	$164,648	$134,356

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$15,582	$14,566
Accrued expenses	11,276	9,704
Short-term borrowings	—	247
Current portion of long-term debt	—	307
Deferred income	998	1,045
Other current liabilities	1,571	1,518

Total current liabilities	29,427	27,387

Non-current liabilities:
Long-term debt	15,559	—
Deferred income	4,757	3,899
Other	4,055	2,739

Total non-current liabilities	24,371	6,638

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 2,000 shares, issued and outstanding, none	—	—
Common stock, $0.02 par value, authorized 100,000 shares, issued and outstanding, 22,323 and 22,262 shares	446	445
Additional paid-in capital	142,092	140,030
Accumulated deficit	(46,952)	(49,016)
Accumulated other comprehensive income	15,264	8,872

Total stockholders’ equity	110,850	100,331

	$164,648	$134,356

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Unaudited Consolidated Income Statements

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except per share data)	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Net product sales	$24,131	$22,873	$81,598	$75,900
Licensing and collaboration revenues	3,217	2,283	8,320	6,517

Total revenues	27,348	25,156	89,918	82,417

Cost of net product sales	14,451	11,778	46,138	37,182

Gross profit	12,897	13,378	43,780	45,235

Operating expenses:
Selling and marketing	4,080	3,495	13,338	11,876
General and administrative	4,098	3,751	12,016	11,320
Research and development	3,017	2,447	9,194	7,850
Litigation settlement	—	8,932	—	10,269
Separation costs	846	—	1,153	—
Depreciation and amortization	489	460	1,543	1,341

Total operating expenses	12,530	19,085	37,244	42,656

Income (loss) from operations	367	(5,707)	6,536	2,579

Other income (expenses):
Interest income	339	223	706	661
Interest expense	(247)	(15)	(348)	(109)
Other, net	(149)	—	84	36

Income (loss) before income taxes	310	(5,499)	6,978	3,167

Provision for income taxes	911	1,730	4,509	6,607

Net (loss) income	$(601)	$(7,229)	$2,469	$(3,440)

Net (loss) income per common share:
Basic	$(0.03)	$(0.33)	$0.11	$(0.16)

Diluted	$(0.03)	$(0.33)	$0.11	$(0.16)

Weighted average common shares outstanding:
Basic	22,354	22,194	22,322	22,107

Diluted	22,354	22,194	22,829	22,107

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	$0.02 Par Value		Additional		Other
(in thousands)	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2006	22,262	$445	$140,030	$(49,016)	$8,872	$100,331

Cumulative effect change in accounting from the implementation of FIN 48	—	—	—	(405)	—	(405)

Comprehensive income:
Net income	—	—	—	2,469	—	2,469
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	6,392	6,392

Comprehensive income						$8,861

Exercise of stock options	46	1	191	—	—	192
Purchase of treasury shares	(4)	—	(52)	—	—	(52)
Stock-based compensation	19	—	1,923	—	—	1,923

Balance at September 30, 2007	22,323	$446	$142,092	$(46,952)	$15,264	$110,850

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	For the Nine Months Ended
(in thousands)	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$2,469	$(3,440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,959	4,038
Non-cash charge for inventory write-down and reserves	416	—
Foreign currency gains	(56)	—
Stock-based compensation expense	1,923	1,633
Change in fair value of derivative instrument	131	—
Loss on disposal of assets	429	50
Other non-cash items	8	8
(Increase) decrease in assets and increase (decrease) in liabilities:
Receivables, net	3,507	(3,805)
Inventories	1,883	(2,118)
Deferred income taxes	(358)	(694)
Prepaid expenses and other current assets	(548)	229
Other assets	(58)	(6)
Accounts payable and accrued expenses	978	1,331
Deferred income	399	1,351
Other liabilities	511	7,546

Net cash provided by operating activities	16,593	6,123

Cash flows from investing activities:
Additions to fixed assets	(7,489)	(12,070)
Additions to drug licenses and related costs	(1,780)	(1,803)
Proceeds from the sale of fixed assets	30	—
Purchase of investments	(2)	(2,402)
Proceeds from investments	2,659	—

Net cash used in investing activities	(6,582)	(16,275)

(Continued on following page)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows (Concluded)

	For the Nine Months Ended
(in thousands)	September 30,
	2007	2006

Cash flows from financing activities:
Proceeds from the exercise of stock options	$192	$150
Remittance of employee tax liabilities in exchange for common stock tendered to the Company	(52)	(1,907)
Proceeds from borrowings	14,807	1,404
Repayment of borrowings	(554)	(3,700)

Net cash provided by (used) in financing activities	14,393	(4,053)

Effect of exchange rate changes on cash	1,624	21

Net increase (decrease) in cash and cash equivalents	26,028	(14,184)

Cash and cash equivalents at beginning of period	12,424	32,384

Cash and cash equivalents at end of period	$38,452	$18,200

Supplemental Disclosures of Cash Flow Information
The Company paid cash during the period for:
Interest	$22	$110

Foreign income taxes	$4,099	$4,372

Supplemental Disclosures of Non-Cash Financing and Investing Activities
The Company has issued Common Stock as equity-based compensation in lieu of cash during the period as follows:
Shares	19	14

Amount	$191	$182

Amounts included in accounts payable at end of period for fixed asset and drug license purchases	$2,202	$3,796

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
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
     Bentley’s pharmaceutical product sales and licensing activities are based primarily in Spain, where it has a significant commercial presence and manufactures and markets approximately 180 product presentations (stock keeping units, or SKUs) through three wholly-owned Spanish subsidiaries: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. Bentley’s products are in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. Although the majority of the Company’s sales of these products are currently in the Spanish market, it has recently focused on increasing sales in other European countries and other geographic regions through strategic alliances with companies in these territories. The Company continually adds to its product portfolio in response to increasing market demand for generic and branded generic therapeutic agents and, when appropriate, divests portfolio products considered to be redundant or that have become non-strategic. The Company manufactures its finished dosage pharmaceutical products in its Spanish manufacturing facility which received approval from the U.S. Food and Drug Administration (“FDA”) in late 2006 for the manufacture of its first U.S. generic product. The Company owns a manufacturing facility in Spain that specializes in the manufacturing of several API products. This facility has also been approved by the FDA for the manufacture of one ingredient for marketing and sale in the U.S. The Company markets its API products through its Spanish subsidiary, Bentley A.P.I. The Company also has an Irish subsidiary, Bentley Pharmaceuticals Ireland Limited, which launched its first product in late 2006.
     The Company has U.S. and international patents and other proprietary rights to technologies that facilitate the absorption of drugs. Bentley is developing products that incorporate its drug delivery technologies and has licensed applications of its proprietary CPE-215® drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim® in the U.S. market in February 2003. Testim, which incorporates Bentley’s CPE-215 drug delivery technology, is a gel indicated for testosterone replacement therapy. Bentley continues to seek other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using its drug delivery technologies, including the delivery of insulin to diabetic patients intranasally and the treatment of nail fungus infections topically. In addition, Bentley continues to seek alliances with academic organizations to explore the delivery of macromolecules.
     On October 23, 2007 the Company announced a plan to spin-off its drug delivery business, which is subject to a number of conditions. Management expects that shares of the new specialty pharmaceutical drug delivery company, CPEX Pharmaceuticals, Inc. (which may be referred to as CPEX), will be distributed to Bentley stockholders by means of a stock dividend. On the record date, which has not yet been set, each Bentley stockholder will be entitled to receive shares of CPEX in connection with the spin-off of the drug delivery businesses. The spin-off would result in CPEX operating as an independent entity with publicly traded common stock. Bentley would not have any ownership interest in CPEX subsequent to the spin-off.

     In connection with the spin-off, CPEX and Bentley expect to enter into a series of agreements, including a separation and distribution agreement, a transition services agreement, an employee matters agreement and a tax allocation agreement. Consummation of the separation is subject to certain conditions, including final approval by the Bentley Board of Directors, approval for listing of CPEX common stock on an exchange, and the effectiveness of the registration statement filed with the Securities and Exchange Commission in connection with the separation. Approval by Bentley’s stockholders is not required as a condition to the consummation of the proposed separation.
     The Company has incurred and is expected to continue to incur legal, tax and other strategic consulting costs specifically associated with the planned spin-off. These costs totaled $846,000 and $1,153,000 in the three and nine months ended September 30, 2007, respectively, and have been reported as separation costs within operating expenses in the Company’s Unaudited Consolidated Income Statements. Approximately $307,000 of separation costs incurred during the first two quarters of 2007 were reclassified from general and administrative expenses to separation costs to conform with the current period presentation.
Basis of Unaudited Condensed Consolidated Financial Statements
     The Unaudited Condensed Consolidated Financial Statements of Bentley as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted insofar as such information was disclosed in the Company’s consolidated financial statements for the year ended December 31, 2006. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in Bentley’s Annual Report on Form 10-K for the year ended December 31, 2006, referred to as our 2006 Form 10-K.
     In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2006 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Bentley’s financial position as of September 30, 2007 and December 31, 2006 and the results of its operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 should not necessarily be considered indicative of the results to be expected for any subsequent period or for the full year ending December 31, 2007.
Cash and cash equivalents
     The Company considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents for purposes of classification in the Unaudited Consolidated Balance Sheets and the Unaudited Consolidated Statements of Cash Flows. Investments in securities that do not meet the definition of cash equivalents are classified as marketable securities in the Unaudited Consolidated Balance Sheets.
     Included in cash and cash equivalents at September 30, 2007 and December 31, 2006 are approximately $23,782,000 and $357,000, respectively, of short-term investments considered to be cash equivalents, as the original maturity dates of such investments were three months or less when purchased.
Fair value of financial instruments
     On January 1, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for measuring the fair value of assets and liabilities, and requires expanded disclosures about fair value measurements. SFAS No. 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The adoption of SFAS No. 157 did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.

Receivables
     Receivables consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Trade receivables (of which $0 and $247, respectively, collateralize short-term borrowings with Spanish financial institutions)	$26,443	$27,880
VAT receivable	2,453	3,151
Royalties receivable	3,065	2,261
Other	123	82

	32,084	33,374
Less-allowance for doubtful accounts	(615)	(411)

	$31,469	$32,963

Inventories
     Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (“FIFO”) method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand.
     Balances are comprised of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$10,034	$8,669
Finished goods	5,818	7,621

	15,852	16,290
Less allowance for slow moving inventory	(809)	(11)

	$15,043	$16,279

     Included in the Company’s inventories at September 30, 2007 and December 31, 2006 are $137,000 and $1,338,000, respectively, related to the Company’s first U.S. generic product which was launched in late December 2006. The Company has accounted for these goods as consigned inventories that have been shipped to the Company’s collaborator. Market price conditions and demand for this product are less favorable than originally estimated. As a result, in the nine months ended September 30, 2007, the Company recorded net adjustments totaling $1,010,000 to write-down these inventories to their net realizable value and reserve for slow moving inventories. In accordance with its collaboration agreement, the Company is liable for a portion of these adjustments and has therefore recorded a net charge of approximately $416,000 to cost of net product sales in the Unaudited Consolidated Income Statement, reflecting its share of these adjustments.
     The Company has received certain payments from its collaborator in anticipation of future sales of the consigned products. As of September 30, 2007 and December 31, 2006, the Company has recorded $311,000 and $481,000, respectively, as payments from its collaborator net of adjustments, which have been recorded in other current liabilities on the Unaudited Consolidated Balance Sheets.

Fixed assets
     Fixed assets consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Land	$3,035	$2,875
Buildings and improvements	25,194	17,538
Equipment	25,432	20,591
Furniture and fixtures	2,310	2,138
Other	338	394

	56,309	43,536
Capital in-progress	19,539	20,213

	75,848	63,749
Less accumulated depreciation	(20,027)	(15,193)

	$55,821	$48,556

     Depreciation expense of approximately $271,000 and $234,000 has been charged to operations as a component of depreciation and amortization expense in the Unaudited Consolidated Income Statements for the nine months ended September 30, 2007 and 2006, respectively. Depreciation expense totaling approximately $3,416,000 and $2,697,000 has been included in cost of net product sales in the Unaudited Consolidated Income Statement during the nine months ended September 30, 2007 and 2006, respectively.
Long-term debt
     Long-term debt consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Loans payable	$15,559	$307
Less-current portion of long-term debt	—	(307)

	$15,559	$—

     On June 29, 2007, the Company’s subsidiary, Laboratorios Belmac (“Belmac”), entered into a loan agreement with a Spanish financial institution, pursuant to which Belmac borrowed 11,000,000 Euros (approximately $15,559,000 at September 30, 2007). In accordance with the loan agreement, Belmac will be charged interest on the loan at a variable rate, reset quarterly, equal to the Euro Interbank Offered Rate, plus 0.5%, plus a single, up-front fee of 0.2%. The interest rate under the loan at September 30, 2007 was 5.02%. The principal of the loan will be repaid in quarterly installments of 412,500 Euros (approximately $583,000) beginning December 31, 2008, with the balance due on December 31, 2013. Maturities on the long-term debt are as follow (in thousands):

Year	Principal Payment
2007	$—
2008	583
2009	2,334
2010	2,334
2011	2,334
2012 and 2013	7,974

Total	$15,559

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

     In previous years, the Company entered into loan agreements with the Spanish government as a part of government-sponsored research-funding programs. The loans were non-interest bearing and payable in annual installments beginning in 2005. These loans were repaid in full in the nine months ended September 30, 2007.
Stockholders’ equity
     A substantial amount of the Company’s business is conducted in Europe and is therefore influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, specifically the Euro. The exchange rates at September 30, 2007 and December 31, 2006 are as follows:

U.S. Dollars per Euro	September 30, 2007	December 31, 2006
YTD weighted average exchange rate	1.34	1.26
Exchange rate	1.41	1.31
     The net effect of foreign currency translation on the Company’s Unaudited Consolidated Balance Sheet for the three and nine months ended September 30, 2007 was a net increase of $4,374,000 and $6,392,000, respectively, and the cumulative historical effect as of September 30, 2007 was an increase of $15,264,000, as reflected in accumulated other comprehensive income. The carrying value of assets and liabilities can be materially affected by changes in foreign currency exchange rates, as can the revenues and expenses.
Supplemental disclosures related to Unaudited Consolidated Statements of Cash Flows
     During the nine months ended September 30, 2007, the Chief Executive Officer (“CEO”), the President, and the Chief Medical Officer (“CMO”) of the Company were issued an aggregate of 11,150 shares of Bentley Common Stock, before tax withholdings, upon vesting of their respective restricted stock unit awards. At the request of the recipients, the Company withheld approximately 3,783 shares of Common Stock, with a fair market value of approximately $45,000, in order to satisfy minimum federal and statutory tax withholding requirements. The shares of Common Stock withheld were recorded at fair market value and are held by the Company as treasury shares. As of September 30, 2007 and December 31, 2006, the Company has recorded approximately 853,000 and 849,100 shares, respectively, as treasury stock, with an historical cost of $10,833,300 and $10,781,700, respectively, which has been accounted for as a reduction of additional paid in capital in the Unaudited Condensed Consolidated Financial Statements.
     During the nine months ended September 30, 2006, the CEO and the CMO of the Company and the former CFO of the Company exercised stock options to purchase an aggregate of 650,400 shares of the Company’s Common Stock. In satisfaction of the option exercise prices, the Company received an aggregate of approximately 254,300 shares of previously acquired Bentley Common Stock, with a fair market value of approximately $3,314,000. The Company withheld a total of approximately 144,400 shares of Common Stock, with a fair market value of approximately $1,900,000, from these employees in order to satisfy minimum federal and statutory tax withholding requirements. The shares of Common Stock acquired by the Company in connection with these stock option exercises were recorded at fair market value and are held by the Company as treasury shares. In addition, in accordance with the separation agreement with the Former CFO, an additional 1,604 shares of Common Stock associated with a grant of restricted stock units became vested and issuable to the Former CFO on September 30, 2006. The Company withheld a total of 584 shares of Common Stock with a fair market value of approximately $7,000 from the issuance of those shares in order to satisfy minimum federal and statutory tax withholding requirements.

Revenue recognition
     Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred when the customer takes possession of the product. The Company provides its customers with a limited right of return. Revenue is recognized upon delivery and a reserve for sales returns is recorded when considered appropriate. The Company has demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, (“SFAS No. 48”) and of allowances for doubtful accounts based on significant historical experience.
     Revenue from service, research and development, and licensing agreements is recognized when the service procedures have been completed or as revenue recognition criteria have been met for each separate unit of accounting as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.
     The Company has deferred the recognition of approximately $5,755,000 and $4,944,000 of revenues as of September 30, 2007 and December 31, 2006, respectively, for which the earnings process has not been completed.
     The Company earns royalty revenues on Auxilium’s sales of Testim, which incorporates the Company’s CPE-215 permeation enhancement technology. Since 2003, Auxilium has sold Testim to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased product prior to the units being dispensed through patient prescriptions. Historically, customer returns were not able to be reasonably estimated. Therefore, in accordance with SFAS No. 48, the Company deferred the recognition of royalty revenues on product shipments of Testim until the units were dispensed through patient prescriptions. In June 2006, the Company determined that it could reasonably estimate future product returns on sales of Testim based on historical return experience. As a result the Company recorded a change in estimate and recognized its deferred Testim royalties. The Company recognized royalty revenues of $7,879,000 and $6,089,000 in the nine months ended September 30, 2007 and 2006, respectively.
Provision for income taxes
     On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“SFAS No. 109”). The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS No. 109 by requiring the application of a “more likely than not” threshold for the recognition and derecognition of tax positions. As a result of the implementation of FIN 48, the Company recorded a $405,000 increase in its non-current liabilities during the quarter ended March 31, 2007 for uncertain tax positions which was accounted for as an increase to the January 1, 2007 accumulated deficit. In order to conform with the balance sheet disclosure requirements of FIN 48, the Company also reclassified its previously recorded liabilities of $546,000 for uncertain tax positions from accrued expenses to other non-current liabilities during the quarter ended March 31, 2007. The Company had $935,000 of unrecognized tax benefits at the adoption date, all of which would affect its effective tax rate if recognized. The Company’s unrecognized tax benefits decreased by $272,000 during the nine months ended September 30, 2007 as a result of the expiration of certain foreign tax contingencies. The Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of the date of adoption, the Company had approximately $249,000 of accrued penalties and $51,000 of accrued interest related to its uncertain tax positions. Tax years ranging from 2002 to 2006 remain open to examination by the major taxing authorities in jurisdictions where the Company is subject to taxation, principally the U.S. and Spain.

     As a result of reporting taxable income in Spain, the Company recorded provisions for foreign income taxes totaling $4,509,000 and $6,607,000 for the nine months ended September 30, 2007 and 2006, respectively. The provisions represented 31% and 57% of the pre-tax income reported in Spain for the nine months ended September 30, 2007 and 2006, respectively. The provisions represented 65% and 209% of consolidated pre-tax income for the nine months ended September 30, 2007 and 2006, respectively.
     The Company maintains various agreements by and between Bentley Pharmaceuticals, Inc. and its subsidiaries. Income and expenses resulting from these agreements are eliminated in consolidation; however, the related transactions affect the Company’s consolidated income tax provision.
     As future operating profits in the U.S. and Ireland cannot be reasonably assured, no tax benefit has been recorded in the Unaudited Consolidated Income Statement for the related losses, which totaled approximately $7,775,000 and $8,474,000 for the nine months ended September 30, 2007 and 2006, respectively. The Company has established valuation allowances equal to the full amount of the U.S. and Irish deferred tax assets. Should the Company determine that it is more likely than not that it will realize certain of its net deferred tax assets for which it has previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance.
Basic and diluted net income (loss) per common share
     Basic net income (loss) per common share is based on the weighted average number of shares of Common Stock outstanding during each period. The Company included the dilutive effect of outstanding stock options, as calculated using the treasury stock method and restricted stock units, when determining the diluted net income per common share for the three and nine months ended September 30, 2007 and 2006.
     The following is a reconciliation between basic and diluted net income per common share for the nine months ended September 30, 2007. There is no dilutive effect of equity securities on the Company’s earnings per share for the three months ended September 30, 2007 and the three and nine months ended September 30, 2006 due to the net losses reported in those periods. Dilutive securities issuable for the nine months ended September 30, 2007 include approximately 507,000 dilutive incremental shares issuable as a result of various stock options and unvested restricted stock units that are outstanding.
     For the Nine Months Ended September 30, 2007 (in thousands, except per share data):

		Effect of Dilutive
	Basic EPS	Securities	Diluted EPS
Net Income	$2,469	$—	$2,469
Weighted Average Common
Shares Outstanding	22,322	507	22,829
Net Income Per Common
Share	$0.11	$—	$0.11
     Excluded from the diluted EPS presentation for the three months ended September 30, 2007 were approximately 3,890,000 shares underlying outstanding stock options and 218,000 shares underlying outstanding restricted stock units as the incremental effect of those shares would be anti-dilutive in that period.
     Excluded from the diluted EPS presentation for the nine months ended September 30, 2007 were approximately 1,902,000 shares underlying outstanding stock options at exercise prices greater than the average fair value of the Common Stock for the nine months ended September 30, 2007 as the incremental effect of those shares would be anti-dilutive in that period.
     Excluded from the diluted EPS presentation for the three and nine months ended September 30, 2006 were approximately 3,699,000 shares underlying outstanding stock options and 111,000 shares underlying outstanding restricted stock units as the incremental effect of those shares would be anti-dilutive in those periods.
Share-based compensation
     The Company has in effect equity incentive plans (the “Plans”), pursuant to which directors, officers, employees and consultants of the Company have been awarded grants of restricted stock units and options to purchase the Company’s Common Stock. As of September 30, 2007, approximately 4,420,000 shares of Common Stock have been reserved for issuance under the Plans. Approximately 4,108,000 of the shares are outstanding, excluding 50,000 shares underlying restricted stock units, contingently issuable to non-employee directors pursuant to the terms and conditions of the respective restricted stock unit agreements. The balance of approximately 311,000 shares is available for future issuance for any type of award allowed under the plan.
     During the nine months ended September 30, 2007, the Company issued approximately 20,200 shares of Common Stock upon the vesting of restricted stock units, approximately 26,000 shares of Common Stock upon exercise of stock options and approximately 18,800 shares of Common Stock as share-based compensation in lieu of cash contributions to the Company’s 401(k) Plan. The Company also withheld approximately 4,300 shares upon the vesting of restricted stock units in order to satisfy minimum federal and statutory tax withholding requirements, which were recorded as treasury stock. An additional 30,000 restricted stock units vested during the period and are contingently issuable to non-employee directors pursuant to the terms and conditions of the respective restricted stock unit agreements.
     Share-based compensation expense recorded for stock option and restricted stock unit awards to employees and non-employee directors for the three months ended September 30, 2007 and 2006 was approximately $666,000 and $598,000, respectively. Share-based compensation expense recorded for stock option and restricted stock unit awards to employees and non-employee directors for the nine months ended September 30, 2007 and 2006 was approximately $1,670,000 and $1,424,000, respectively.
     The related expenses were recorded in the Company’s Unaudited Consolidated Income Statements as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of net product sales	$10	$4	$25	$19
Selling and marketing expenses	5	2	13	10
General and administrative expenses	410	392	1,029	913
Research and development expenses	241	200	603	482

	$666	$598	$1,670	$1,424

     No related compensation expense was capitalized as the cost of an asset and there was no impact on net cash provided by operating activities or net cash used in financing activities as a result of these share-based transactions.
     The Company issued 18,800 and 13,900 shares in the nine months ended September 30, 2007 and 2006, respectively, as matching contributions for the Company’s 401(k) Plan. General and administrative expenses include approximately $92,000 and $87,000 of such non-cash share-based compensation for the nine months ended September 30, 2007 and 2006, respectively. Research and development expenses include approximately $99,000 and $120,000 of such non-cash share-based compensation for the nine months ended September 30, 2007 and 2006, respectively.

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
     Set forth in the tables below is certain financial information with respect to the Company’s business and geographical segments for the three and nine months ended September 30, 2007 and 2006 and as of September 30, 2007 and December 31, 2006. These segments use the same accounting policies as those described in the summary of significant accounting policies in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).
     For the Three Months Ended September 30, 2007 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$23,930	$201	$—	$—	$24,131
Licensing and collaboration revenues	148	—	—	3,069	3,217
Total revenues	24,078	201	—	3,069	27,348
Cost of net product sales	14,291	160	—	—	14,451
Gross Profit	9,787	41	—	3,069	12,897
Selling and marketing expense	4,080	—	—	—	4,080
General and administrative expense	2,021	(8)	—	2,085	4,098
Research and development expense	341	—	1,338	1,338	3,017
Separation costs	—	—	—	846	846
Depreciation and amortization expense	290	39	—	160	489
Income (loss) from operations	3,055	10	(1,338)	(1,360)	367
Interest income	188	—	—	151	339
Interest expense	(246)	—	—	(1)	(247)
Other income (expense), net	(147)	—	—	(2)	(149)
Income (loss) before income taxes	2,850	10	(1,338)	(1,212)	310
Provision for income taxes	911	—	—	—	911
Net income (loss)	1,939	10	(1,338)	(1,212)	(601)
Expenditures for fixed assets	3,174	—	—	57	3,231
Expenditures for drug licenses	575	—	—	—	575

     For the Three Months Ended September 30, 2006 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$22,834	$39	$—	$—	$22,873
Licensing and collaboration revenues	170	—	—	2,113	2,283
Total revenues	23,004	39	—	2,113	25,156
Cost of net product sales	11,739	39	—	—	11,778
Gross profit	11,265	—	—	2,113	13,378
Selling and marketing expense	3,495	—	—	—	3,495
General and administrative expense	1,901	—	1	1,849	3,751
Research and development expense	421	—	1,013	1,013	2,447
Litigation settlement	7,764	1,168	—	—	8,932
Depreciation and amortization expense	270	21	—	169	460
Loss from operations	(2,586)	(1,189)	(1,014)	(918)	(5,707)
Interest income	55	—	—	168	223
Interest expense	(15)	—	—	—	(15)
Loss before income taxes	(2,546)	(1,189)	(1,014)	(750)	(5,499)
Provision for income taxes	1,730	—	—	—	1,730
Net loss	(4,276)	(1,189)	(1,014)	(750)	(7,229)
Expenditures for fixed assets	4,597	—	—	157	4,754
Expenditures for drug licenses	572	—	—	360	932
     For the Nine Months Ended September 30, 2007 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$80,997	$601	$—	$—	$81,598
Licensing and collaboration revenues	433	—	—	7,887	8,320
Total revenues	81,430	601	—	7,887	89,918
Cost of net product sales	45,134	1,004	—	—	46,138
Gross profit (loss)	36,296	(403)	—	7,887	43,780
Selling and marketing expense	13,338	—	—	—	13,338
General and administrative expense	6,689	(36)	—	5,363	12,016
Research and development expense	1,341	—	3,926	3,927	9,194
Separation costs	—	—	—	1,153	1,153
Depreciation and amortization expense	848	117	—	578	1,543
Income (loss) from operations	14,080	(484)	(3,926)	(3,134)	6,536
Interest income	323	—	—	383	706
Interest expense	(339)	—	—	(9)	(348)
Other income (expense), net	89	—	—	(5)	84
Income (loss) before income taxes	14,153	(484)	(3,926)	(2,765)	6,978
Provision for income taxes	4,509	—	—	—	4,509
Net income (loss)	9,644	(484)	(3,926)	(2,765)	2,469
Expenditures for fixed assets	7,404	—	—	85	7,489
Expenditures for drug licenses	1,591	32	—	157	1,780

     For the Nine Months Ended September 30, 2006 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$75,861	$39	$—	$—	$75,900
Licensing and collaboration revenues	409	—	—	6,108	6,517
Total revenues	76,270	39	—	6,108	82,417
Cost of net product sales	37,143	39	—	—	37,182
Gross profit	39,127	—	—	6,108	45,235
Selling and marketing expense	11,876	—	—	—	11,876
General and administrative expense	5,507	—	68	5,745	11,320
Research and development expense	1,374	—	3,238	3,238	7,850
Litigation settlement	8,034	2,235	—	—	10,269
Depreciation and amortization expense	784	63	—	494	1,341
Income (loss) from operations	11,552	(2,298)	(3,306)	(3,369)	2,579
Interest income	110	—	—	551	661
Interest expense	(109)	—	—	—	(109)
Other income (expense), net	36	—	—	—	36
Income (loss) before income taxes	11,589	(2,298)	(3,306)	(2,818)	3,167
Provision for income taxes	6,607	—	—	—	6,607
Net income (loss)	4,982	(2,298)	(3,306)	(2,818)	(3,440)
Expenditures for fixed assets	11,734	—	—	336	12,070
Expenditures for drug licenses	1,128	—	—	675	1,803
     As of September 30, 2007 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Receivables, net	$28,345	$—	$—	$3,124	$31,469
Other current assets	44,042	55	—	13,974	58,071
Fixed assets	53,174	—	—	2,647	55,821
Drug licenses and related costs	12,357	1,746	—	3,044	17,147
Other non-current assets	993	—	—	1,147	2,140
Total assets	138,911	1,801	—	23,936	164,648
Current liabilities	25,105	398	—	3,924	29,427
Long term debt	15,559	—	—	—	15,559
Other non-current liabilities	8,812	—	—	—	8,812
Total liabilities	49,476	398	—	3,924	53,798
     As of December 31, 2006 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Receivables, net	$30,558	$39	$—	$2,366	$32,963
Other current assets	21,758	1,338	—	11,631	34,727
Fixed assets	45,738	—	—	2,818	48,556
Drug licenses and related costs	10,697	1,833	—	3,496	16,026
Other non-current assets	885	—	—	1,199	2,084
Total assets	109,636	3,210	—	21,510	134,356
Current liabilities	24,651	—	—	2,736	27,387
Non-current liabilities	6,638	—	—	—	6,638
Total liabilities	31,289	—	—	2,736	34,025

Subsequent event
     In accordance with the Company’s litigation settlement with Ethypharm S.A. Spain and Ethypharm S.A. France (or Ethypharm) in late 2006, the Company made its first scheduled $1,000,000 annual payment to Ethypharm in October of 2007. The remaining three annual payments of $1,000,000 are scheduled to be made in the fourth quarters of 2008, 2009 and 2010.
Recently issued accounting pronouncements
     On January 1, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for measuring the fair value of assets and liabilities, and requires expanded disclosures about fair value measurements. SFAS No. 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The adoption of SFAS No. 157 did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 becomes effective for the Company as of January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159 on the Company’s consolidated financial statements.
     In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF Issue No. 07-3”). EITF Issue No. 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF Issue No. 07-3 is effective for fiscal years beginning after December 15, 2007 and earlier application is not permitted. The Company often enters into agreements for research and development goods and service. As such, the Company is evaluating the impact that the adoption of EITF Issue No. 07-3 will have on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K, referred to as our 2006 Form 10-K, which has been previously filed with the SEC. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2006 Form 10-K under Item 1A, “Risk Factors”.
Planned Spin-off
     On October 23, 2007, we announced a plan to spin-off our drug delivery business, which is subject to a number of conditions. We expect that shares of the new specialty pharmaceutical drug delivery company, CPEX Pharmaceuticals, Inc. (which may be referred to as CPEX), will be distributed to Bentley stockholders by means of a stock dividend. On the record date, which has not yet been set, each Bentley stockholder will be entitled to receive shares of CPEX in connection with the spin-off of the drug delivery businesses. The spin-off would result in CPEX operating as an independent entity with publicly traded common stock. Bentley would not have any ownership interest in CPEX subsequent to the spin-off.
     In connection with the spin-off, CPEX and Bentley expect to enter into a series of agreements, including a separation and distribution agreement, a transition services agreement, an employee matters agreement and a tax allocation agreement. Consummation of the separation is subject to certain conditions, including final approval by the Bentley Board of Directors, approval for listing of CPEX common stock on an exchange, and the effectiveness of the registration statement filed with the Securities and Exchange Commission in connection with the separation. Approval by Bentley’s stockholders is not required as a condition to the consummation of the proposed separation.
     We have incurred and expect to continue to incur legal, tax and other strategic consulting costs specifically associated with the planned spin-off. These costs totaled $846,000 and $1,153,000 in the three and nine months ended September 30, 2007, respectively, and have been reported as separation costs within operating expenses in the Unaudited Consolidated Income Statements.
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
Generic Pharmaceuticals
     Our pharmaceutical product sales activities are based in Spain, where we have a significant commercial presence and we manufacture and market approximately 180 product presentations or SKUs in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. Revenues derived from our top three product lines, represented approximately 30% of our net product revenues in the three months ended September 30, 2007. We market our branded generic and generic products to physicians, pharmacists and hospitals through our three separate sales and marketing organizations based in Spain: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. In past years we expanded our geographic sales to countries outside of Spain including the U.S. and several countries in the European Union. As of September 30, 2007 approximately 28% of our net product sales were derived from sales outside of Spain. Our generic simvastatin product, which is manufactured at our FDA approved finish dosage facility in Spain, was launched in the U.S. in December of 2006. The launch of our first U.S. generic product marked a significant strategic milestone for us; however, due to market price conditions and limited demand, sales of our generic simvastatin have been determined to be less favorable than our initial projections. As a result, we have recorded net charges of approximately $416,000 to cost of net product sales for inventory write-downs and obsolescence reserves in the nine months ended September 30, 2007.
     While the pricing of our pharmaceutical products is influenced by market forces (size of the market, number of competitors, etc.), our pricing in Spain and other countries is also subject to governmental price controls. The majority of our products are subject to price controls set in place by the Spanish government. The Spanish government enacted legislation effective March 1, 2007 which reduced the amount reimburses for pharmaceutical products. As a result of the legislation our sales force began marketing our products at lower selling prices in Spain as early as February 2007. We also experienced reduced sales levels in the beginning of the first quarter of 2007 as Spanish wholesalers and pharmacies minimized order quantities until they were able to purchase our products at the new lower prices. Once we began selling at the new prices we experienced an increase in the number of our units sold. While the increased unit volume has substantially offset the impact of the reduced selling prices on our net product sales, our gross margins have decreased from 51% in the nine months ended September 30, 2006 to 44% in the nine months ended September 30, 2007 (excluding inventory write-downs associated with our U.S. generic simvastatin discussed above). We have implemented strategies to mitigate lower selling prices, including strategies to reduce manufacturing costs and increase sales volumes. We are seeking to continue expanding our product sales in other geographic regions, including the U.S., through strategic alliances. We are targeting markets that offer compatible regulatory approval regimes and attractive product margins. In addition, we expect to grow our business by developing and acquiring rights to market additional products to sell through our sales organization and our strategic alliances. We continually acquire rights to new products in response to increasing market demand for generic and branded generic therapeutic products.
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
Drug Delivery Technologies and Products
     We develop and co-develop products that incorporate our drug delivery technologies. We have licensed applications of our proprietary CPE-215 drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim, the first product incorporating our CPE-215 drug delivery technology, in the United States in February 2003. Testim is a gel indicated for testosterone replacement therapy. Testim is also approved for marketing in 15 European countries and Canada. On August 29, 2007, we received a new patent from the European Patent Office, effectively extending patent coverage for Testim through April 2023 in covered territories. We are in discussions with other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using our drug delivery technologies, including the delivery of insulin to diabetic patients intranasally and the treatment of nail fungus infections topically. In addition, we continue to seek alliances with academic organizations to explore the delivery of macromolecules.
Research and Development Focus
     Our U.S. research and development activities are primarily focused on the development of NasulinTM, our intranasal insulin product candidate. In 2004 we concluded a Phase IIA study of Nasulin in

Type I diabetic patients using our CPE-215 technology. The full results of that trial were published in 2006 in the journal Diabetes Technology & Therapeutics, Volume 8, Number 1. In 2006, we completed an additional Phase I study in Ireland and advanced our Phase IIA studies in the U.S. In the first quarter of 2007 we completed preparations for a Phase II study in India which began in the second quarter of 2007. Portions of the results from our U.S. and Irish studies were presented at the American Diabetes Association 67th Sessions in Chicago, IL in June 2007. We expect the U.S. clinical development programs for Nasulin to continue and expand both outside and inside the U.S. We are also continuing our clinical programs to support our strategy for the distribution of our generic pharmaceutical products in other countries, including the U.S. We expect to continue to invest our resources to conduct clinical trials and support the required regulatory submissions for our clinical programs. As a result, we expect to incur increased costs for product formulation, research and clinical development efforts.
Effect of Foreign Currency Fluctuations
     A substantial amount of our business is conducted in Europe and, therefore our results, which are measured in U.S. Dollars, are influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, specifically the Euro. An increase in the weighted average value of the Euro in relation to the U.S. Dollar over the prior year third quarter, had the following impact on the results of our operations when reported in U.S. Dollars: (1) total revenues were increased by approximately $1,835,000, (2) gross profit was increased by approximately $765,000, (3) operating expenses and other income (expense) were increased by approximately $579,000, (4) provision for income taxes was increased by approximately $82,000, which resulted in (5) an aggregate decrease in net loss of approximately $104,000. An increase in the weighted average value of the Euro in relation to the U.S. Dollar over the first nine months of the prior year, had the following impact on the results of our operations when reported in U.S. Dollars: (1) total revenues were increased by approximately $6,100,000, (2) gross profit was increased by approximately $2,745,000, (3) operating expenses and other income (expense) were increased by approximately $1,834,000, (4) provision for income taxes was increased by approximately $357,000, which resulted in (5) an aggregate increase in net income of approximately $554,000.
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
RESULTS OF OPERATIONS:
Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006
     Revenues by Segment

	For the Three Months Ended September 30,				Change
(in thousands)	2007	%	2006	%	$	%

Specialty Generics
Net product sales	$24,131	88%	$22,873	91%	$1,258	5%
Licensing and collaboration revenues	148	1%	170	1%	(22)	-13%

	24,279	89%	23,043	92%	1,236	5%

Drug Delivery
Licensing and collaboration revenues	3,069	11%	2,113	8%	956	45%

Total revenues	$27,348	100%	$25,156	100%	$2,192	9%

     Total revenues for the three months ended September 30, 2007 increased $2,192,000, or 9% from the same period in the prior year. Our specialty generics business experienced increased demand when compared to the comparable quarter of 2006. However, price reductions in Spain have resulted in net product sales that are consistent with the comparable period of 2006 when expressed in constant currency. Our drug delivery licensing revenues grew to $3,069,000 in the third quarter of 2007 due to increased royalties earned on sales of Testim. Based on industry sources, Testim was reported to capture approximately 21% of all testosterone gel replacement prescriptions in the U.S. market as of September 30, 2007, compared to approximately 18% as of September 30, 2006.
     Our revenues are generated through our primary sales channels of branded generic pharmaceuticals, generic pharmaceuticals and sales to licensees and others, as well as licensing and collaboration arrangements. The following is a summary of our revenues by sales channel and top-selling product lines:
     For the three months ended September 30, 2007:

(in thousands)	Revenues Within Spain			Revenues
	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues

Omeprazole	$406	$4,091	$—	$—	$4,497	16%
Enalapril	1,227	348	—	—	1,575	6%
Simvastatin	153	1,041	—	—	1,194	4%
Lansoprazole	805	294	—	—	1,099	4%
Paroxetine	297	795	—	—	1,092	4%
All other products	2,624	2,603	105	426	5,758	21%
Sales to licensees and others	—	—	3,075	5,841	8,916	33%
Licensing and collaborations	—	—	148	3,069	3,217	12%

Total Revenues	$5,512	$9,172	$3,328	$9,336	$27,348	100%

% of Q3 2007 Revenues	20%	34%	12%	34%	100%
     For the three months ended September 30, 2006:

(in thousands)	Revenues Within Spain			Revenues
	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues

Omeprazole	$671	$3,896	$—	$—	$4,567	18%
Simvastatin	457	1,371	—	—	1,828	7%
Enalapril	1,241	347	—	—	1,588	6%
Lansoprazole	633	219	—	—	852	4%
Paroxetine	319	774	—	—	1,093	4%
All other products	2,408	2,580	301	473	5,762	23%
Sales to licensees and others	—	—	2,642	4,541	7,183	29%
Licensing and collaborations	—	—	170	2,113	2,283	9%

Total Revenues	$5,729	$9,187	$3,113	$7,127	$25,156	100%

% of Q3 2006 Revenues	23%	37%	12%	28%	100%
     Branded Generic Pharmaceutical Products

	For the Three Months Ended September 30,				Change
(in thousands)	2007	%	2006	%	$	%

Branded Generic Product Sales:
Enalapril	$1,227	22%	$1,241	22%	$(14)	-1%
Lansoprazole	805	15%	633	11%	172	27%
Codeisan	621	11%	588	10%	33	6%
Ibuprofen	549	10%	354	6%	195	55%
Mio Relax	465	8%	397	7%	68	17%
All other branded generic products	1,845	34%	2,516	44%	(671)	- 27%

Total branded generic sales	$5,512	100%	$5,729	100%	$(217)	- 4%

     Sales of our branded generic pharmaceutical products decreased by 8% in constant currency when compared to the three months ended September 30, 2006 due to the recent price reductions in Spain. Excluded from the top five branded generic products listed above are branded generic sales of omeprazole, which decreased approximately $265,000, or 39%, and sales of branded generic simvastatin, which decreased approximately $304,000, or 67%, primarily due to the price reductions. The impact of price reductions was partially offset by increased unit volume in the third quarter of 2007, primarily from sales of ibuprofen and lansoprazole. While we expect to continue to develop, acquire, launch and support new and existing branded generic products, our growth strategy is also focused on sales of generic products and sales outside of Spain.
     Generic Pharmaceutical Products

	For the Three Months Ended September 30,				Change
(in thousands)	2007	%	2006	%	$	%
Generic Product Sales:
Omeprazole	$4,091	45%	$3,896	43%	$195	5%
Simvastatin	1,041	11%	1,371	15%	(330)	-24%
Paroxetine	795	9%	774	8%	21	3%
Pentoxifylline	682	7%	654	7%	28	4%
Trimetazidine	636	7%	586	6%	50	9%
All other generic products	1,927	21%	1,906	21%	21	1%

Total generic sales	$9,172	100%	$9,187	100%	$(15)	-0%

     Sales of our generic pharmaceutical products remained constant when compared to the three months ended September 30, 2006, but decreased by 5% in constant currency as a result of the recent price reductions in Spain. While we also experienced an increased unit volume in our generic sales, primarily from sales of omeprazole and simvastatin, the increase was not enough to offset the effect of the price reductions. We expect to continue to increase our generic drug portfolio and increase our generic drug sales in Spain as products’ patent protection rights expire in the future.
     Sales to Licensees and Others

	For the Three Months Ended September 30,		Change
(in thousands)	2007	2006	$	%
Specialty generics	$8,916	$7,183	$1,733	24%
     In addition to manufacturing and selling our own branded generic and generic products, we license the right to market products to others within and outside of Spain. These license agreements are usually accompanied by long-term exclusive supply agreements, whereby our licensees purchase the licensed products from our manufacturing facility. These purchases are recorded as net product sales in our Unaudited Consolidated Income Statements. As of September 30, 2007, our Spanish operations have executed 213 license agreements for product registrations, of which 28 with customers in Spain and 104 with customers outside of Spain, cover actively marketed products that are generating revenues. The remaining licenses (1 with a customer in Spain, 11 with customers in Ireland and 69 with customers outside of Spain and Ireland) are for products that are awaiting regulatory approvals. Additionally, we have 15 contract manufacturing agreements in effect in Spain and 6 contract manufacturing agreements in effect in other countries. Our clients market these products under their own names and with their own labeling. Many of the products we manufacture for others use the same active ingredients that are used in our own marketed products. Sales to licensees and others in the three months ended September 30, 2007 increased $1,733,000 when compared to the third quarter of 2006; however, sales to licenses and others increased by 19% in constant currency. Sales to our licensees and contract manufacturing customers are usually of larger quantities and occur on a less frequent basis than our normal sales in Spain. Therefore, the shipment of one order, or delayed shipment of one order, could cause significant fluctuations from quarter to quarter.

     Licensing and Collaboration Revenues

	For the Three Months Ended September 30,		Change
(in thousands)	2007	2006	$	%
Specialty generics	$148	$170	$(22)	-13%
Drug delivery	3,069	2,113	956	45%

Total	$3,217	$2,283	$934	41%

     Licensing and collaboration revenues increased by 41% and accounted for 12% and 9% of total revenues for the three months ended September 30, 2007 and 2006, respectively. Our licensing and collaboration revenues are primarily royalties earned from sales of Testim. Testim royalties increased 46% from $2,107,000 in the three months ended September 30, 2006 to $3,069,000 in the three months ended September 30, 2007 as a result of increased market share.
     Gross Profit

	For the Three Months Ended September 30,		Change
(in thousands)	2007	2006	$	%
Specialty generics	$9,828	$11,265	$(1,437)	-13%
Drug delivery	3,069	2,113	956	45%

Total	$12,897	$13,378	$(481)	-4%

     Gross profit decreased by approximately $481,000, or 4% when compared to the three months ended September 30, 2006. Despite an increase in unit volume, gross profit reported by our specialty generics business decreased by 13% when compared to the same quarter of the prior year. Our gross margins on net product sales decreased from 49% to 40% in the three months ended September 30, 2006 and 2007, respectively, as a result of the price reductions. We expect our margins to gradually improve over time as we continue to implement our strategies to mitigate the impact of the price reductions.
     Selling and Marketing Expenses

	For the Three Months Ended September 30,		Change
(in thousands)	2007	2006	$	%
Specialty generics	$4,080	$3,495	$585	17%
     Selling and marketing expenses for the three months ended September 30, 2007 increased 17% from the same period in the prior year, or 8% when expressed in constant currency due to increased sales volume. As a percentage of net product sales, selling and marketing expenses increased from 15% to 17% in the three months ended September 30, 2006 and 2007, respectively.
     General and Administrative Expenses

	For the Three Months Ended September 30,		Change
(in thousands)	2007	2006	$	%
Specialty generics	$2,013	$1,901	$112	6%
Drug delivery	2,085	1,850	235	13%

Total	$4,098	$3,751	$347	9%

     General and administrative expenses increased 9% when compared to the same period in the prior year. Increases in drug delivery headcount and outside professional service costs included in general and administrative expenses were partially offset by approximately $600,000 of reduced severance costs related to a change in our Chief Financial Officer in September 2006. Increased general and administrative expenses in our specialty generics business include approximately $137,000 due to fluctuations in foreign currency rates. Total general and administrative expenses as a percent of total revenues remain consistent at 15% for the three months ended September 30, 2007 and 2006.
     Research and Development Expenses

	For the Three Months Ended September 30,		Change
(in thousands)	2007	2006	$	%
Specialty generics	$341	$421	$(80)	-19%
Drug delivery	2,676	2,026	650	32%

Total	$3,017	$2,447	$570	23%

     Research and development expenses have increased by approximately $570,000 compared to the third quarter of 2006 primarily from increased costs to support our Nasulin clinical program. We plan to increase research and development costs as we continue to conduct our Nasulin clinical trials throughout 2007. Although cost estimates and timing of our trials are subject to change, we expect consolidated research and development expenses for 2007 to be approximately $13,000,000 to $16,000,000.
     Litigation Settlement Expenses

	For the Three Months Ended September 30,		Change
(in thousands)	2007	2006	$	%
Specialty generics	$—	$8,932	$(8,932)	*

*	Not meaningful
     Litigation settlement expenses for the three months ended September 30, 2006 include $7,546,000 representing the present value of our loss contingency stemming from litigation for which we reached an agreement on settlement terms. In addition, we incurred litigation defense costs of $1,386,000 in the three months ended September 30, 2006 associated with the settled claim in late 2006.
     Separation Costs

	For the Three Months Ended September 30,		Change
(in thousands)	2007	2006	$	%
Drug delivery	$846	$—	$846	*

*	Not meaningful
     As noted above, we have incurred legal, tax and other strategic consulting costs specifically associated with a planned spin-off of the drug delivery business. These costs include the services of lawyers, accountants, tax and compensation consultants needed to effectively complete the spin. Separation costs for the three months ended September 30, 2007 were $846,000. We expect to continue to incur these costs as we proceed with the planned spin-off and other strategic alternatives.

     Provision for Income Taxes

	For the Three Months Ended September 30,
	2007				2006
(in thousands)	Spain	Ireland	U.S.	Consol.	Spain	Ireland	U.S.	Consol.
Income (loss) before income taxes	$3,008	$(1,496)	$(1,202)	$310	$(2,545)	$(1,015)	$(1,939)	$(5,499)
Provision (benefit) for income taxes	911	(187)	(306)	418	1,730	(126)	(690)	914
Valuation allowance	—	187	306	493	—	126	690	816

Net provision for income taxes	911	—	—	911	1,730	—	—	1,730

Net income (loss)	$2,097	$(1,496)	$(1,202)	$(601)	$(4,275)	$(1,015)	$(1,939)	$(7,229)

Effective tax rate	30%	0%	0%	294%	68%	0%	0%	31%

     As a result of reporting taxable income in Spain in 2007, we recorded a provision for foreign income taxes totaling $911,000 for the three months ended September 30, 2007. This represented 30% of the pre-tax income reported in Spain of $3,008,000. As future operating profits in the U.S and Ireland cannot be reasonably assured, no tax benefit has been recorded for the related losses, which totaled approximately $2,698,000 for the three months ended September 30, 2007. Accordingly, we have established valuation allowances equal to the full amount of the U.S. and Irish deferred tax assets. The provision represented 294% of consolidated pre-tax income for the three months ended September 30, 2007. The current statutory tax rate in Spain of 32.5% is expected be reduced to 30% effective January 1, 2008 in accordance with Spanish governmental regulations.
     We recorded a provision for foreign income taxes totaling $1,730,000 for the three months ended September 30, 2006, which represented 68% of the Spanish pre-tax loss of $2,545,000. This effective tax rate was significantly above the 2006 Spanish statutory tax rate of 35% primarily due to a $7,546,000 loss contingency recorded in September 2006 for litigation proceedings in Spain for which a $2,746,000 tax benefit was not recognized in the 2006 period. The $1,730,000 provision for income taxes represented 31% of the consolidated pre-tax loss in the three months ended September 30, 2006. The tax benefit of the loss contingency was subsequently recognized in the fourth quarter of 2006.
     Should we determine that it is more likely than not that we will realize certain of our net deferred tax assets for which we have previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. In addition, we operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. No additional potential tax contingencies were considered to be probable and reasonably estimable as of September 30, 2007. However, there is the possibility that the ultimate resolution of such potential contingencies could have an adverse effect on our consolidated financial statements in the future.
     Net (Loss) Income

	For the Three Months Ended September 30,		Change
(in thousands)	2007	2006	$	%
Specialty generics	$1,949	$(5,465)	$7,414	136%
Drug delivery	(2,550)	(1,764)	(786)	-45%

Total	$(601)	$(7,229)	$6,628	92%

     We reported income from operations of $367,000 in the three months ended September 30, 2007 compared to loss from operations of $5,707,000 in the three months ended September 30, 2006. The combination of income from operations of $367,000 and the net non-operating expense of $57,000, and the provision for income taxes of $911,000, resulted in net loss of $601,000, or $(0.03) per basic common share on 22,354,000 weighted average basic common shares outstanding in the three months ended September 30, 2007, compared to net loss of $7,229,000, or $(0.33) per basic common share on 22,194,000 weighted average basic common shares outstanding in the same period of the prior year.

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006
     Revenues by Segment

	For the Nine Months Ended September 30,				Change
(in thousands)	2007	%	2006	%	$	%
Specialty Generics
Net product sales	$81,598	91%	$75,900	92%	$5,698	8%
Licensing and collaboration revenues	433	*	409	*	24	6%

	82,031	91%	76,309	92%	5,722	7%

Drug Delivery
Licensing and collaboration revenues	7,887	9%	6,108	8%	1,779	29%

Total revenues	$89,918	100%	$82,417	100%	$7,501	9%

*	Less than 1%
     Revenues. Set forth below is a summary of our revenues by sales channel and top-selling product lines:
     For the nine months ended September 30, 2007:

(in thousands)	Revenues Within Spain			Revenues
	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues

Omeprazole	$1,367	$11,916	$—	$—	$13,283	15%
Enalapril	3,778	1,112	—	—	4,890	5%
Simvastatin	723	3,631	—	—	4,354	5%
Paroxetine	1,112	2,485	—	—	3,597	4%
Lansoprazole	2,571	895	—	—	3,466	4%
All other products	8,964	9,824	472	2,540	21,800	24%
Sales to licensees and others	—	—	10,062	20,146	30,208	34%
Licensing and collaborations	—	—	433	7,887	8,320	9%

Total Revenues	$18,515	$29,863	$10,967	$30,573	$89,918	100%

% of YTD 2007 Revenues	21%	33%	12%	34%	100%
     For the nine months ended September 30, 2006:

(in thousands)	Revenues Within Spain			Revenues
	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues

Omeprazole	$2,012	$12,589	$—	$—	$14,601	18%
Enalapril	3,538	1,477	—	—	5,015	6%
Simvastatin	1,383	4,334	—	—	5,717	7%
Paroxetine	1,094	2,389	—	—	3,483	4%
Lansoprazole	1,958	671	—	—	2,629	3%
All other products	7,693	8,172	782	1,100	17,747	22%
Sales to licensees and others	—	—	9,553	17,155	26,708	32%
Licensing and collaborations	—	—	409	6,108	6,517	8%

Total Revenues	$17,678	$29,632	$10,744	$24,363	$82,417	100%

% of YTD 2006 Revenues	21%	36%	13%	30%	100%

     Total revenues for the nine months ended September 30, 2007 increased 9% to $89,918,000 from the same period in 2006, or 2% when expressed in constant currency. Favorable fluctuations in foreign currency rates increased year-to-date 2007 revenues by approximately $6,100,000 when compared to the same nine month period of 2006. In addition to the effect of favorable currency rates, current period growth was driven primarily by increased product sales to our licensees and others of approximately $1,366,000 (net of currency fluctuations) and approximately $1,790,000 of increased royalty revenue from the sales of Testim. These increases, along with increased API sales, were partially offset by the effect price reductions in Spain that were implemented in the first quarter of this year.
     Branded Generic Pharmaceutical Products

	For the Nine Months Ended September 30,				Change
(in thousands)	2007	%	2006	%	$	%
Branded Generic Product Sales:
Enalapril	$3,778	20%	$3,538	20%	$240	7%
Codeisan	2,630	14%	2,051	12%	579	28%
Lansoprazole	2,571	14%	1,958	11%	613	31%
Ibuprofen	1,676	9%	1,097	6%	579	53%
Omeprazole	1,367	8%	2,012	11%	(645)	-32%
All other branded generic products	6,493	35%	7,022	40%	(529)	-8%

Total branded generic sales	$18,515	100%	$17,678	100%	$837	5%
					==
     Sales of our branded generic pharmaceutical products during the nine months ending September 30, 2007 increased 5% when compared to the same period in 2006. Excluding the effect of fluctuations in foreign currency exchange rates, sales of our branded generic pharmaceutical products decreased 2% when compared to the nine months ending September 30, 2006 as a result of price reductions in Spain. Among products most affected by the price reductions was our branded generic omeprazole, sales of which decreased 32% despite consistent unit volume. Increased unit volume in the nine months ended September 30, 2007, primarily from sales of our enalapril, codeisan and lansoprazole, helped offset the impact of price reductions.
     Generic Pharmaceutical Products

	For the Nine Months Ended September 30,				Change
(in thousands)	2007	%	2006	%	$	%
Generic Product Sales:
Omeprazole	$11,916	40%	$12,589	42%	$(673)	-5%
Simvastatin	3,631	12%	4,334	15%	(703)	-16%
Paroxetine	2,485	8%	2,389	8%	96	4%
Trimetazidine	2,181	7%	1,679	6%	502	30%
Pentoxifylline	2,038	7%	1,932	6%	106	5%
All other generic products	7,612	26%	6,709	23%	903	13%

Total generic sales	$29,863	100%	$29,632	100%	$231	1%
					==
     Sales of our generic pharmaceutical products increased 1% during the nine months ending September 30, 2007 when compared to the same period 2006. Excluding the effect of fluctuations in foreign currency exchange rates, sales of our branded generic pharmaceutical products decreased 6% due to the recent price reductions in Spain. Generic sales of omeprazole and simvastatin, which were among the products more affected by the price reductions, decreased approximately $1,376,000. Increased unit volume in the nine months ended September 30, 2007, primarily from sales of omeprazole, simvastatin and trimetazidine, helped offset the impact of price reductions.

     Sales to Licensees and Others

	For the Nine Months Ended September 30,		Change
(in thousands)	2007	2006	$	%
Specialty generics	$30,208	$26,708	$3,500	13%
     Sales to licensees and others in the nine months ended September 30, 2007 increased 13% when compared to the same nine month period of the prior year. An increase in the weighted average value of the Euro over the past year, in relation to the U.S. Dollar, had the effect of increasing our revenues from sales to licensees and others by approximately $2,134,000. See the explanation under Sales to Licensees and Others for the three months ended September 30, 2007.
     Licensing and Collaboration Revenues

	For the Nine Months Ended September 30,		Change
(in thousands)	2007	2006	$	%
Specialty generics	$433	$409	$24	6%
Drug delivery	7,887	6,108	1,779	29%

Total	$8,320	$6,517	$1,803	28%

     Licensing and collaboration revenues accounted for 9% of total revenues in the nine months ended September 30, 2007 and totaled $8,320,000. These revenues included increased Testim royalties of approximately $1,790,000 in the nine months ended September 30, 2007. See the explanation under Licensing and Collaboration Revenues for the three months ended September 30, 2007.
     Gross Profit

	For the Nine Months Ended September 30,		Change
(in thousands)	2007	2006	$	%
Specialty generics	$35,893	$39,127	$(3,234)	-8%
Drug delivery	7,887	6,108	1,779	29%

Total	$43,780	$45,235	$(1,455)	-3%

     Gross profit decreased by approximately $1,455,000, or 3%, in the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006. Gross margins on net product sales were 43% in the nine months ended September 30, 2007 versus 51% in the nine months ended September 30, 2006. We have recorded net adjustments totaling $1,010,000 to write-down our U.S. generic inventory to its net realizable value and reserve for slow moving inventories. In accordance with our collaboration agreement, we are liable for a portion of these adjustments and have therefore recorded a net charge of approximately $416,000 to cost of net product sales in the nine months ended September 30, 2007. Excluding these inventory adjustments, our gross margins on net product sales decreased from 51% to 44% in the nine months ended September 30, 2006 and 2007, respectively, as a result of price reductions in Spain. See the explanation under Gross Profit for the three months ended September 30, 2007.
     Selling and Marketing Expenses

	For the Nine Months Ended September 30,		Change
(in thousands)	2007	2006	$	%
Specialty generics	$13,338	$11,876	$1,462	12%
     Selling and marketing expenses for the nine months ended September 30, 2007 increased 12% from the same period in the prior year; however, selling and marketing expenses increased 4% when expressed in constant currency. Selling and marketing expenses as a percentage of net product sales remained relatively constant at 16% in the nine months ended September 30, 2007 and 2006.
     General and Administrative Expenses

	For the Nine Months Ended September 30,		Change
(in thousands)	2007	2006	$	%
Specialty generics	$6,653	$5,507	$1,146	21%
Drug delivery	5,363	5,813	(450)	-8%

Total	$12,016	$11,320	$696	6%

     General and administrative expenses for the nine months ended September 30, 2007 increased 6% from the same period in the prior year. The $1,146,000 change in our specialty generics business reflects an increase of $412,000 from fluctuations in foreign currency exchange rates and approximately $407,000 of intellectual property filing and maintenance costs incurred to support our continued revenue growth. The $450,000 decrease in our drug delivery business reflects reduced strategic consulting expenses compared to the same period in 2006. General and administrative expenses as a percentage of total revenues decreased to 13% for the nine months ended September 30, 2007 compared to 14% for the nine months ended September 30, 2006.
     Research and Development Expenses

	For the Nine Months Ended September 30,		Change
(in thousands)	2007	2006	$	%
Specialty generics	$1,341	$1,374	$(33)	-2%
Drug delivery	7,853	6,476	1,377	21%

Total	$9,194	$7,850	$1,344	17%

     Research and development expenses for the nine months ended September 30, 2007 increased 17% from the same period in the prior year. The increase is directly attributed to the advancement of our research and development programs in the Drug Delivery segment of our business. See the explanation under Research and Development Expenses for the three months ended September 30, 2007. We expect to continue to incur increased costs to support our clinical programs for the remainder of 2007.
     Litigation Settlement Expenses

	For the Nine Months Ended September 30,		Change
(in thousands)	2007	2006	$	%
Specialty generics	$—	$10,269	$(10,269)	*

*	Not meaningful
     We incurred litigation settlement and defense costs of $10,269,000 in the nine months ended September 30, 2006 associated with a claim settled in late 2006.
     Separation Costs

	For the Nine Months Ended September 30,		Change
(in thousands)	2007	2006	$	%
Drug delivery	$1,153	$—	$1,153	*

*	Not meaningful

     Separation costs for the nine months ended September 30, 2007 totaled $1,153,000, primarily for external advisors to the Company incurred in connection with our planned spin-off of the drug delivery business. See the explanation under Separation Costs for the three months ended September 30, 2007.
     Provision for Income Taxes

	For the Nine Months Ended September 30,
	2007				2006
(in thousands)	Spain	Ireland	U.S.	Consol.	Spain	Ireland	U.S.	Consol.

Income (loss) before income taxes	$14,753	$(4,526)	$(3,249)	$6,978	$11,630	$(3,347)	$(5,116)	$3,167
Provision (benefit) for income taxes	4,509	(566)	(888)	3,055	6,607	(418)	(1,863)	4,326
Valuation allowance	—	566	888	1,454	—	418	1,863	2,281

Net provision for income taxes	4,509	—	—	4,509	6,607	—	—	6,607

Net income (loss)	$10,244	$(4,526)	$(3,249)	$2,469	$5,023	$(3,347)	$(5,116)	$(3,440)

Effective tax rate	31%	0%	0%	65%	57%	0%	0%	209%

     We have recorded provisions for foreign income taxes totaling $4,509,000 and $6,607,000 for the nine months ended September 30, 2007 and 2006, respectively. The provisions represented 31% and 57% of the pre-tax income reported in Spain of $14,753,000 and $11,630,000 for the nine months ended September 30, 2007 and 2006, respectively. The 2006 effective tax rate for Spain is higher than that for 2007 primarily due to the $7,546,000 loss contingency recorded in Spain in September 2006 for which no tax benefit was recorded in that period. We subsequently recorded a tax benefit of $2,746,000 in the provision for income taxes upon finalization of the litigation settlement in the fourth quarter of 2006. As future operating profits in the U.S and Ireland cannot be reasonably assured, no tax benefit has been recorded for the related losses, which totaled approximately $7,775,000 and $8,463,000 for the nine months ended September 30, 2007 and 2006, respectively. Accordingly, we have established valuation allowances equal to the full amount of the U.S. and Irish deferred tax assets. Consequently, the provisions represented 65% and 209% of consolidated pre-tax income for the nine months ended September 30, 2007 and 2006, respectively.
     Net Income (Loss)

	For the Nine Months
	Ended September 30,		Change
(in thousands, except per share data)	2007	2006	$	%
Specialty generics	$9,160	$2,684	$6,476	241%
Drug delivery	(6,691)	(6,124)	(567)	-9%

Total net income (loss)	$2,469	$(3,440)	$5,909	172%

Net income (loss) per common share:
Basic	$0.11	$(0.16)	$0.27	169%

Diluted	$0.11	$(0.16)	$0.27	169%

Weighted average common shares outstanding:
Basic	22,322	22,107	215	1%

Diluted	22,829	22,107	722	3%

     We reported net income of $2,469,000 in the nine months ended September 30, 2007 compared to the net loss of $3,440,000 in the nine months ended September 30, 2006. The combination of income from operations of $6,536,000 and the non-operating items, primarily a provision for income taxes of $4,509,000 and the net of other income and expenses totaling $442,000 resulted in net income of $2,469,000, or $0.11 per basic common share ($0.11 per diluted common share) on 22,322,000 weighted average basic common shares outstanding (22,829,000 weighted average diluted common shares outstanding) in the period ended September 30, 2007, compared to net loss of $3,440,000, or $(0.16) per basic common share on 22,107,000 weighted average basic common shares outstanding in the period ended September 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES:
     Total assets increased from $134,356,000 at December 31, 2006 to $164,648,000 at September 30, 2007, and stockholders’ equity increased from $100,331,000 at December 31, 2006 to $110,850,000 at September 30, 2007. The $10,519,000 increase in stockholders’ equity during the nine months ended September 30, 2007 primarily reflects the effect of fluctuations in the Euro/U.S. Dollar exchange rate, which resulted in a net increase of $6,392,000 to our stockholders’ equity, net income of $2,469,000 and $1,923,000 of stock-based compensation increasing additional paid-in capital.
     Cash, cash equivalents and marketable securities increased by approximately 150% or $23,411,000 from $15,601,000 at December 31, 2006 to $39,012,000 at September 30, 2007. Sources of cash include loan proceeds of $14,807,000 included in cash flows from financing activities, net income of $2,469,000 and approximately $7,810,000 of non-cash expenses included in cash flows from operating activities. Uses of cash included additions to fixed assets totaling $7,489,000 and additions to drug licenses totaling $1,780,000. Cash and cash equivalents at September 30, 2007 include approximately $23,782,000 of short-term liquid investments considered to be cash equivalents.
     Receivables decreased by approximately 5% from $32,963,000 at December 31, 2006 to $31,469,000 at September 30, 2007. When expressed in constant currency, receivables decreased $3,507,000, or 11%, due to a combination of lower cyclical sales in the third quarter and the timing of collections on net product sales outside of Spain, which generally have longer negotiated collection terms. We have not experienced any material delinquencies on any of our receivables that have had a material effect on our financial position, results of operations or cash flows.
     Inventory balances decreased by approximately $1,236,000 from $16,279,000 at December 31, 2006 to $15,043,000 at September 30, 2007. Fluctuations in foreign currency had the effect of increasing inventories by approximately $1,062,000. The constant currency decrease of $2,298,000 was primarily due to inventory adjustments totaling $1,010,000 to write-down U.S. generic product inventories to their net realizable value and reserve for slow moving inventories and lower finished good inventories due to the timing of product orders.
     The combined total of accounts payable and accrued expenses increased from $24,270,000 at December 31, 2006 to $26,858,000 at September 30, 2007. The $2,588,000 increase was primarily attributed to fluctuations in foreign currency exchange rates, which increased the balances by approximately $1,610,000, as well as approximately $1,197,000 of increased drug delivery payables and accrued expenses, which include accrued separation costs and accrued compensation.
     We repaid all of our short-term borrowings and current portion of long-term debt outstanding at December 31, 2006 during the nine months ended September 30, 2007. Our short-term borrowings and current portion of long-term debt totaled $554,000 at December 31, 2006.
     On June 29, 2007, we entered into an 11,000,000 Euro loan agreement with a Spanish financial institution. As a result, we recorded long-term debt of $14,807,000 ($15,559,000 at September 30, 2007 due to changes in foreign currency rates).
     Operating activities for the nine months ended September 30, 2007 provided net cash of $16,593,000, an increase of $10,470,000 when compared to the nine months ended September 30, 2006. Changes in working capital, accounts receivable and inventory in particular, contributed to approximately $11,313,000 of this increase.

     Investing activities, primarily capital expenditures to expand the capacity of our manufacturing facilities in Spain, along with additions to drug licenses and related costs, required cash totaling $9,269,000 during the nine months ended September 30, 2007. In addition, approximately $2,659,000 of short-term marketable securities matured during the nine months ended September 30, 2007.
     Financing activities during the nine months ended September 30, 2007 provided net cash of $14,393,000, and represented mainly cash proceeds from borrowings totaling $14,807,000, as described above. These proceeds were partially offset by net repayment of borrowings totaling $554,000.
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
     Liquidity. We plan to continue making improvements to our manufacturing facilities during 2007 that include the acquisition of additional manufacturing equipment and expansion of our manufacturing facilities, in order to increase manufacturing efficiencies and accommodate our expected growth. We have completed capital additions of $7,489,000 in the nine months ended September 30, 2007. Due to delays in timing of planned capital projects, we currently expect to invest $11,000,000 to $13,000,000 in 2007 (primarily in our manufacturing facilities), compared to our previous estimate of $13,000,000 to $16,000,000. We expect to complete the balance of these capital investments in 2008. We also plan to invest $13,000,000 to $16,000,000 in research and development activities in 2007, primarily to support the continued development of Nasulin, our intranasal insulin product. We plan to finance the remaining capital expenditures and research and development investments from a combination of cash flows from operations and existing cash balances (including the $14,807,000 of proceeds we received from our recent loan agreement). In accordance with our litigation settlement with Ethypharm S.A. Spain and Ethypharm S.A. France (or Ethypharm) in late 2006, we made a scheduled $1,000,000 annual payment to Ethypharm in October of 2007. The remaining three annual payments of $1,000,000 are scheduled to be made in the fourth quarters of 2008, 2009 and 2010. These amounts are expected to be paid with our operating cash flows.
     As discussed above, we have cash and cash equivalents totaling approximately $38,452,000 as of September 30, 2007, which we believe is sufficient to fund our operations for the foreseeable future. Although we generate positive cash flow from operations, (approximately $16,593,000 in the nine months ended September 30, 2007), there can be no assurance that changes in our research and development plans, capital expenditures and/or acquisitions, or other events affecting our operations will not result in the earlier depletion of our funds. We continue to search both domestically and internationally for opportunities that will enable us to continue expanding our business and explore alternative financing sources for these activities, including the possibility of public and/or private offerings of debt and equity securities. In appropriate situations, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.
Critical Accounting Policies and Estimates
     Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in our 2006 Form 10- K. Certain of our accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We have reviewed our critical accounting policies and estimates discussed in our 2006 Form 10-K and have determined that, with the exception of our critical accounting policies for the provision for income taxes, inventories and clinical trial expenses noted below, those policies remain our most critical accounting policies for the quarter ended September 30, 2007. We did not make any changes to those policies during the nine months ended September 30, 2007.
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
     Effective January 1, 2007, we account for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. As a result of the implementation of FIN 48, we recorded a $405,000 increase in our non-current liabilities for uncertain tax positions which was accounted for an increase to the January 1, 2007 accumulated deficit. The application of income tax law is inherently complex. Income tax laws and regulations are voluminous and often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change frequently. Changes in our subjective assumptions and judgments could have a material effect on our financial position, results of operations or cash flows. In addition, as we operate within multiple taxing jurisdictions, we are subject to audit in those jurisdictions. The ultimate resolution of tax audits may require an extended period of time. Although we believe an adequate provision has been made for uncertain tax positions, there is the possibility that the ultimate resolution of such positions could have an adverse effect on our financial position, results of operations or cash flows. See “Provision for income taxes” in our Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 for additional information regarding our uncertain tax positions.
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
Clinical trial expenses
     Clinical trial expenses, which are reflected in research and development expenses, result from obligations under contract with vendors, consultants, and clinical sites in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in cash flows which are not consistent with the periods in which materials or services are provided. These costs are capitalized upon payment and expensed according to the progress of each trial as measured by patient progression and the timing of various aspects of the trial. The progress of the trials, including the level of services performed, is determined for financial reporting purposes based upon judgments made after discussions with internal personnel as well as outside service providers.

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
     The forward-looking statements include statements about our:
•	Strategic plans;

•	Sales growth;

•	Anticipated sources of future revenues;

•	Anticipated 2007 expenses, margins and operating performance;

•	Anticipated expenses associated with the planned spin-off transaction;

•	Expected launch of new products;

•	Anticipated expenses and spending;

•	Planned and continuing clinical trials;

•	Anticipated regulatory changes and approvals; and

•	The sufficiency of capital resources to fund our operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency. A substantial amount of our business is conducted in Europe and, therefore our results, which are measured in U.S. Dollars, are influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, specifically the Euro. The exchange rates at September 30, 2007 and December 31, 2006 are as follows:

U.S. Dollars per Euro	September 30, 2007	December 31, 2006
YTD weighted average exchange rate	1.34	1.26
Exchange rate	1.41	1.31
     The net effect of foreign currency translation on our Unaudited Consolidated Balance Sheet for the nine months ended September 30, 2007 was a net increase of $6,392,000 and the cumulative historical effect as of September 30, 2007 was an increase of $15,264,000, as reflected in accumulated other comprehensive income. The carrying values of assets and liabilities can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses.
     We have relied primarily upon financing activities to fund our operations in the U.S. In the event that we are required to fund U.S. operations or cash needs with funds generated in Europe or cash requirements in Europe with U.S. funds, currency rate fluctuations in the future could have a significant impact on us. We entered into a cash flow hedge in 2006 designed to reduce the effect of fluctuations in foreign currency on a litigation settlement liability. However, at this time, we do not anticipate using any similar hedging transaction or otherwise altering our business plans and practices to compensate for future currency fluctuations affecting any other balances.
     Interest Rates.  The interest rate on our long-term borrowings at September 30, 2007 was 5.02% and the amount of borrowings outstanding is $15,559,000 as of September 30, 2007. The interest rate on our long-term debt is variable and reset quarterly.  The effect of an increase in interest rates of one percentage point (one hundred basis points) to an average of 6.02% on long-term borrowings would have the effect of increasing interest expense by approximately $155,600 annually; however, no payments are due under the loan agreement until December 31, 2008.
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
     Bentley’s management carried out an evaluation, with the participation of Bentley’s principal executive officer and principal financial officer, of the effectiveness of Bentley’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, Bentley’s principal executive officer and principal financial officer concluded that Bentley’s disclosure controls and procedures were effective as of September 30, 2007.
     There was no change in Bentley’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of Bentley’s internal controls that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, Bentley’s internal control over financial reporting.
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

BENTLEY PHARMACEUTICALS, INC.

Registrant

November 8, 2007	By:	/s/ James R. Murphy

James R. Murphy
Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

November 8, 2007	By:	/s/ Richard P. Lindsay

Richard P. Lindsay
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description of Exhibit

10.1	*	Employment Agreement dated as of August 20, 2007 by and between Bentley Pharmaceuticals, Inc. and James R. Murphy.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*            Filed herewith.