Form 10-K
period 2007-12-31
BENTLEY PHARMACEUTICALS INC
filed 2008-03-17
CIK 821616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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

Title of Class	Aggregate Market Value *	As of Close of Business on
Common Stock, $0.02 par value	$183,234,580	June 30, 2007
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business on
Common Stock, $0.02 par value	22,449,814	March 15, 2008
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2008 Annual Meeting of Stockholders — Incorporated by
Reference into Part III of this Annual Report on Form 10-K

*	Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at June 30, 2007. This calculation does not reflect a determination that such persons are affiliates for any other purposes. Calculation assumes no changes in ownership positions of institutional holders with ownership positions greater than 5% from positions reported on their Schedule 13 filings for the year ended December 31, 2006.

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
     Our pharmaceutical product sales and licensing activities are based primarily in Spain, where we have a significant commercial presence and manufacture and market approximately 200 product presentations (also known as stock keeping units, or SKUs) through three wholly-owned Spanish subsidiaries: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. Our products are in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. Although the majority of our sales of these products are currently in the Spanish market, we have recently focused on increasing sales in other European countries and other geographic regions through strategic alliances with companies in these territories. We continually add to our product portfolio in response to increasing market demand for generic and branded generic therapeutic agents and, when appropriate, divest portfolio products considered to be redundant or that have become non-strategic. We manufacture our finished dosage pharmaceutical products in our Spanish manufacturing facility which received approval from the U.S. Food and Drug Administration (“FDA”) in late 2006 for the manufacture of our first U.S. generic product. We own a manufacturing facility in Spain that specializes in the manufacturing of several API products. This facility has also been approved by the FDA for the manufacture of one ingredient for marketing and sale in the U.S. We market our API products through our Spanish subsidiary, Bentley A.P.I. We also have an Irish subsidiary, Bentley Pharmaceuticals Ireland Limited, which launched its first product in late 2006.
     We are also in the business of development, licensing and commercialization of pharmaceutical products utilizing our validated drug delivery technology. We have U.S. and international patents and other proprietary rights to technologies that facilitate the absorption of drugs. We develop and co-develop products that incorporate our drug delivery technologies. Our platform drug delivery technology utilizes CPE-215 to enhance permeation and absorption of pharmaceutical molecules across biological membranes such as the skin, nasal mucosa and eye. We have licensed applications of our proprietary CPE-215 drug delivery technology to Auxilium Pharmaceuticals, Inc. (“Auxilium”), which launched Testim, the first product incorporating our CPE-215 drug delivery technology, in the United States in February 2003.
     Our development activities are primarily focused on the development of Nasulin, our intranasal insulin product candidate, which is based on our CPE-215 technology. In 2004 we concluded a Phase IIA study for Nasulin in Type 1 diabetic patients using our CPE-215 technology. In 2006, we completed an additional Phase I study in Ireland and advanced our Phase IIA studies in the U.S. in Type 1 diabetic patients. In the first quarter of 2007 we completed preparations for a Phase II study in India in Type 2 diabetic patients, which began in the second quarter of 2007. We expect the U.S. development and clinical programs for Nasulin to continue and expand both outside and inside the U.S.

     We believe, based upon our experience with Testim and Nasulin, that our CPE-215 formulation technology constitutes a broad platform that has the ability to significantly enhance the permeation of a wide range of therapeutic molecules. To expand the development and commercialization of products using our CPE-215 drug delivery technology, we are pursuing strategic alliances with partners including large pharmaceutical, specialty pharmaceutical and biotechnology companies.
     Bentley Pharmaceuticals, Inc., is incorporated in the State of Delaware. References in this report to “the Company”, “we”, “us”, “our” or “Bentley” refer to our parent company and its subsidiaries as a group, without regard to the separate operations and obligations of each entity in the group, unless the context clearly indicates otherwise. Our Common Stock trades on the New York Stock Exchange (NYSE) under the trade symbol BNT.
Proposed Spin-Off Transaction
     On October 23, 2007 we announced a plan to spin-off our drug delivery business. This transaction is subject to a number of conditions. Management expects that shares of the new specialty pharmaceutical drug delivery company, CPEX Pharmaceuticals, Inc. (which may be referred to as CPEX), will be distributed to Bentley stockholders by means of a stock dividend. On the record date, which has not yet been set, each Bentley stockholder will be entitled to receive shares of CPEX in connection with the spin-off of the drug delivery business. The spin-off would result in CPEX operating as an independent entity with publicly traded common stock. Bentley would not have any ownership interest in CPEX subsequent to the spin-off.
     In connection with the spin-off, CPEX and Bentley expect to enter into a series of agreements, including a separation and distribution agreement, a transition services agreement, an employee matters agreement and a tax allocation agreement. Consummation of the spin-off is subject to several conditions, including final approval by the Bentley Board of Directors, approval for listing of CPEX common stock on a national securities exchange, and the effectiveness of the Form 10 filed with the Securities and Exchange Commission for the registration of the securities of CPEX. Approval by Bentley’s stockholders is not required as a condition to the consummation of the proposed spin-off.
Industry Overview
Pharmaceutical Industry in Europe
     The European Union, with an increasingly affluent population of approximately half a billion people and approximately $161 billion in pharmaceutical sales in 2005, represents the second largest pharmaceutical market in the world, according to IMS Health.
     Many European countries exercise strict controls over the prices of, and reimbursement for, pharmaceutical products. These countries often have national health insurance systems that provide reimbursement for prescription pharmaceuticals. The price that these systems are willing to pay for products affects the profitability of the product sales. However, given the varying priorities and economies of each of the European countries, price consistency has not been achieved and both the prices and reimbursement rates often vary dramatically from country to country.
     A basic tenet of the European Union has been encouraging the free movement of goods among all member states. Many European governments have policies in place that encourage sale of pharmaceutical products at the lowest price available. As a result, an active network of parallel importation has evolved in which products manufactured in one country flow into other European countries. This effectively favors manufacturers whose costs of goods are lower, enabling them to more effectively compete on the basis of price.
     Since Spain’s entry into the European Union in 1986, the Spanish pharmaceutical market has been evolving steadily into a market that is increasingly similar to those of other countries in Western Europe and the U.S. With a population of approximately 44.7 million in 2007, Spain was ranked as the seventh largest pharmaceutical market in the world and fifth largest in the European Union. Pharmaceutical sales in Spain reached approximately $13.7 billion in 2007, according to IMS Health.
     Over the past decade, there has been significant evolution of patent protections of pharmaceutical products in Spain. Prior to 1992, manufacturing processes for active pharmaceutical ingredients could be patented in Spain, but not the active pharmaceutical ingredients resulting from the manufacturing process. Commencing in late 1992 active ingredients could be patented in Spain with protection running for 20 years from the date of application. This was followed by Spanish legislation in December 1996 that created a legal class of generic pharmaceuticals. In Spain, generic products are required to be therapeutically equivalent, have a similar composition to that of the original branded product and have demonstrated safety and efficacy. Safety and efficacy is presumed if the original reference product has been commercialized in Spain for 10 years. Generic products also must comply with product labeling requirements and be priced at a discount, which is typically at least 30% lower than the original branded product price.
     Although comprising approximately 6.6% of sales in the Spanish pharmaceutical market (approximately 13.2% of the units of pharmaceutical products sold in Spain), generic pharmaceuticals are expected to significantly increase their market penetration due to increases in drug usage driven by an aging population and opportunities to launch new generic products as patents expire for blockbuster drugs. In response to the rise in healthcare costs, several initiatives are underway by the Spanish government to stimulate the use of generic pharmaceuticals, including education, financial incentives to prescribing physicians and public campaigns. Due to the structure of the Spanish market for pharmaceutical products, producers generally market their products to physicians and pharmacies to whom they emphasize a combination of quality and price.
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
Drug Delivery Industry
     The drug delivery technology industry is experiencing increasing demand from biotechnology, genomics and pharmaceuticals companies. Advanced therapies created by recent advances in biotechnology and genomics are requiring complex delivery technologies. Pharmaceutical companies are looking for solutions to offset anticipated revenue losses as their products lose patent protection and experience competition from generic pharmaceutical introductions. Drug delivery technologies provide a potential path to extend the life cycle of these products that are losing their patent protection.
     Drug delivery technology companies typically form a partnership or licensing relationship with the company owning the intellectual property rights to a compound. However there has been a recent trend where a number of drug delivery companies have started to develop their own formulations to use in combination with their proprietary drug delivery platforms.
     Targeted routes of administration are trending towards non-invasive technologies rather than injections initially used for many biotherapeutics. These non-invasive delivery systems are often easier to administer, have less severe side effects, and potentially could allow for reduced dosing frequency. These benefits to the patient could improve patient compliance and provide sufficient value to the patient to support stronger pricing to the manufacturer. While the oral delivery route is expected to be the most popular, inhalable, buccal, lingual and nasal routes are considered essential for effective delivery of biological therapies.
Our Strategy
     Our objective is to be a leading international specialty pharmaceutical company focused on:
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
Focus on commercializing our CPE-215® permeation platform technology and developing proprietary products based on our other technologies
     Our strategy is focused on developing a portfolio of products utilizing our proprietary CPE-215 drug delivery technology. Our development program will identify potential molecules that address a commercially viable market, an unmet clinical need, and are compatible with our proprietary drug delivery technology. Initially we expect to form partnerships through collaboration with pharmaceutical and biotechnology companies to develop and finance product candidates. These partnerships, in addition to funding, provide access to product candidates and a sharing of the risks associated with development. We plan to expand our pipeline with our own product candidates by applying our drug delivery technologies to products that have come off patent or others that we may in-license.
     Our immediate focus is on completing Phase II clinical trials for Nasulin and establishing a partnership with a large pharmaceutical company for Phase III clinical trials and commercialization.
Key Drivers of Our Drug Delivery Businesses
The key drivers of our drug delivery business include:
•	Continuing growth of Testim royalty revenues,

•	Establishing a partnership to further develop and commercialize Nasulin,

•	Identifying and developing new product candidates for our internal pipeline, and

•	Developing strong alliances providing us scale advantages in clinical research, product manufacturing and marketing.
Continued growth of Testim royalty revenues
     Royalty income from Testim is our only source of current revenue in our drug delivery business. Continuation of this income stream is needed, and expected, to fund further development and defray other administrative and operating costs.
Development and commercialization of Nasulin
     Nasulin is currently in Phase II clinical trials in the United States and India for the treatment of Type 1 and Type 2 diabetes. We believe an intranasal route of administration will yield significant improvements in patient compliance and avoid the potential pulmonary disadvantages of competitive candidates that use an inhalation route of administration. Our expectation is to substantially complete Phase II trials in Type 2 diabetics in 2009 while simultaneously seeking a pharmaceutical partner to support Phase III clinical trials and product commercialization upon regulatory approval.

Identifying new product candidates that leverage our CPE-215 technology and formulation expertise
     We intend to apply our CPE-215 drug delivery technologies in an effort to improve the performance of existing pharmaceutical products and advanced research candidates with respect to their method of delivery and effectiveness. Candidates will be prioritized for selection based on compatibility with CPE-215, clinical need, market size, and potential for the associated intellectual property to be protected through patents. We are targeting therapeutic areas with high clinical need with compounds that have established market demand or that face limited market acceptance as a result of less efficient drug delivery methods.
     Once we bring our products to an advanced stage of development, we intend to develop collaboration relationships that leverage the clinical development, marketing and sales capabilities of strategic partners. We hope to collaborate with partners to commercialize our internal product candidates by utilizing their late stage clinical development, regulatory, marketing and sales capabilities. We believe that this will allow us to license our products on terms that are more favorable than those that would be possible earlier in the development cycle. As we succeed with this strategy, we expect to identify product candidates that we can bring to late stage development for ourselves.
Developing strong alliances providing us scale advantages in clinical research, product manufacturing and marketing
     In addition to pursuing our own proprietary compounds, we will continue to establish strategic collaborations with pharmaceutical and biotechnology companies marketing our CPE-215 technology for application with their branded or generic products. We will assist our collaboration partners in developing more effective drug delivery methods for their product candidates that have already completed early stage clinical trials, or are even currently marketed. We believe pharmaceutical and biotechnology companies will be motivated to co-develop products utilizing CPE-215 technology to achieve these benefits through:
•	improving efficacy as compared to oral administration, which subjects the drug to the effects of first pass metabolism;

•	improving utilization of costly and/or scarce drugs and active ingredients;

•	expanding the market to patients less suitable for injection, especially children and the elderly;

•	improving patient convenience and compliance, and lowering costs relative to a doctor’s office visit for an injection;

•	potentially extending the period of market exclusivity for a branded compound based on the grant of a patent that incorporates new drug delivery methods;

•	allowing branded and generic drug companies to differentiate their products from those of competitors; and

•	reducing the high capital investment needed to introduce and manufacture injectable drugs.
     We generally structure our collaborative arrangements to receive research and development funding and milestone payments during the development phase and upon commercialization, and patent-based royalties on future sales of products.

Our Proprietary Drug Technologies
Proprietary Drug Manufacturing Technologies
     We believe that there are several opportunities to enter into additional collaborations with pharmaceutical and biotechnology companies and expand our product lines using our proprietary drug technologies.
CPE-215, Proprietary Permeation Enhancement Platform Technology
     Permeation enhancement with CPE-215 is our patented drug delivery technology. CPE-215 enhances the absorption of drugs across a variety of biological membranes including the skin, mouth, nose and eye. The technology can be adapted to products formulated as creams, ointments, gels, solutions, lotions, sprays or patches. CPE-215 also has maintained a record of safety as a direct and indirect food additive and fragrance, and is listed on the FDA’s inactive ingredient list for approved use in drug applications.
We believe that key benefits of the patented drug permeation technology using CPE-215 may include the following therapeutic and commercial opportunities and advantages:
•	Improve compliance and convenience to patients requiring ongoing injection therapies and provide earlier entry into prophylactic treatment for patients reluctant to injections;

•	Application to other injectable peptides that can be administered intranasally;

•	Application to therapeutic molecules that are degraded by passage through the liver or would benefit from intra-nasal administration to eliminate first-pass metabolism;

•	Application to a variety of metabolic, neurological, and other serious medical conditions;

•	Opportunities for life-cycle extension strategies for existing marketed products; and

•	Opportunities for allowing product differentiation based on benefits of administration.
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
Nanocaplet Technology
     In May 2005 we announced the discovery and synthesis of a thermodynamically stable, biodegradable Nanocaplet technology for the delivery of macromolecule therapeutics. This proprietary technology was discovered as part of our four-year sponsored research program with the University of New Hampshire Nanostructured Polymers Research Center. We discontinued our early research stage nanocaplet project in December 2007 to focus on advancing Nasulin through clinical trials while working on a pipeline of other projects that could be advanced into Product Development.
Licensed Product
Testim, Licensed Topical Testosterone Gel
     We earn royalty revenues on sales of Testim, a testosterone gel that incorporates the CPE-215 drug delivery technology. The product is licensed to Auxilium and was successfully launched in the U.S. in early 2003 as a testosterone replacement therapy. Testim has been approved for marketing in Canada and 15 countries in Europe. Royalties received from Testim sales were $11.1 million, $8.3 million and $6.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Auxilium uses its sales force to market Testim in the U.S. and has partnered with Paladin Labs Inc. to market the drug in Canada and with Ipsen to market the drug in Europe.
     The testosterone replacement market has increased as more baby-boomers enter middle age and more attention is focused on male hormonal deficiency and the benefits of replacement therapy. A recent study published in the July 2006 International Journal of Clinical Practice indicates that 39% of U.S. males over 45 years have hypogonadism, a condition in men where insufficient amounts of testosterone are produced. Symptoms associated with low testosterone levels in men include depression, decreased libido, erectile dysfunction, muscular atrophy, loss of energy, mood alterations, increased body fat and reduced bone density. The condition is significantly under-treated. Growing patient awareness and education continue to spur demand for testosterone replacement therapy.
     Currently marketed testosterone replacement therapies deliver hormones through injections, transdermal patches or gels. The transdermal delivery from gels provide commercially attractive and efficacious alternatives to other current methods of delivery by providing a more steady state of absorption rather than the bolus surge of injection or the irritation caused by patches resulting in a less desirable dosing regimen.
     The primary competition for Testim is AndroGel®, marketed by Solvay Pharmaceuticals, Inc., and others. In addition to Solvay Pharmaceuticals, Inc., MacroChem Corp. has developed a testosterone gel that is currently in Phase I studies. Ardane plc., has announced plans to develop a testosterone cream for the U.S. market. Indevus Pharmaceuticals, Inc. has licensed a long acting testosterone injection that is currently marketed in Europe and we believe that this product could be launched in the U.S. in 2008 if approved by the FDA. Another potential introduction into the marketplace is an oral therapy called Androxal. Other new treatments are being sought for testosterone replacement therapy; these products are in development and their future impact on the treatment of testosterone deficiency is unknown.

Manufactured and Marketed Products
     In Spain, we manufacture and market approximately 200 presentations, or SKUs, in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. We market these products primarily in Spain and have developed alliances with other companies that market our products, pursuant to license and supply agreements, in other countries, including Portugal, Greece, the United Kingdom, Germany, Austria, Morocco, Poland and the Czech Republic. In addition, we manufacture products that are marketed by other companies both in Spain and elsewhere. Our generic and branded generic products are marketed to physicians, pharmacists and hospitals by our three Spanish sales and marketing organizations, Laboratorios Belmac, Laboratorios Davur, and Laboratorios Rimafar. We also market over-the-counter products through Laboratorios Rimafar. There are approximately 179,000 physicians and 21,000 pharmacies in Spain.
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
Branded Generic Pharmaceutical Products
     Our branded generic pharmaceutical product line consists of 46 products of various dosages and strengths represented by approximately 20 trademarked brand names. Most of our branded generic products are known in the industry as “branded generics” because they are being marketed by us under a “brand” name even though we are not the innovator of the product. Sales of branded generic pharmaceuticals accounted for approximately 21% of our revenues in 2007, compared to 22% in 2006 and 23% in 2005. We market our branded generic products and, to a lesser extent, certain of our generic and over-the-counter products through our Laboratorios Belmac subsidiary, which has approximately 77 full-time sales personnel who focus on major cities throughout Spain. Several of our branded generic products are also marketed by the sales forces of Laboratorios Davur and Laboratorios Rimafar. We supplement our sales and marketing efforts for branded generic products through advertising in trade publications.

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
Generic Pharmaceutical Products
     Our generic pharmaceutical product line consists of 95 products of various dosages and strengths. We entered the generic pharmaceutical market in Spain in September 2000. Sales of generic pharmaceuticals accounted for approximately 32% of our revenues in 2007, compared to 36% in 2006 and 2005. Laboratorios Davur, our sales and marketing organization devoted primarily to generic products, markets pharmaceutical products to physicians and pharmacists through a sales force of approximately 66 full-time sales personnel who focus on major cities throughout Spain. Laboratorios Rimafar, our sales and marketing organization devoted primarily to generics and over-the-counter products, markets to pharmacists through a sales force of approximately 24 full-time sales personnel throughout Spain. Laboratorios Belmac, to a lesser extent, also sells selected generic products through its sales force. We supplement our sales and marketing efforts for generic products through advertising in trade publications.
     We believe we can grow by providing a more extensive line of products to our generic products sales force for marketing to our physician and pharmacy clients.

     The following are descriptions of our generic products that contribute significantly to our sales and gross profits:

Our Generic Product Name	Active Ingredient	Innovator Product (Company)	Used to Treat
Amlodapino Davur®	amlodapine	Norvasc® (Pfizer)	arterial hypertension
Amlodapino Rimafar®

Amoxicilina Davur®	amoxicillin	Amoxil® (GlaxoSmithKline)	infections
Amoxicilina Belmac®	trihydrate

Amox/Clavulanico Davur®	amoxicillin/	Augmentin®	infections
	clavulanate	(GlaxoSmithKline)
potassium

Azitromicina Davur®	azithromycin	Zithromax® (Pfizer)	infections

Cardidopa/Levodopa Davur®	cardidopa/levodopa	Sinemet® (Bristol-Myers Squibb)	Parkinson's disease

Ciprofloxacino Davur®	ciprofloxacin	Cipro® (Bayer)	microbial infections,
	hydrochloride		including anthrax

Ebastina Davur®	ebastine	Ebastel®, Ebastle Forte®	seasonal allergic
		(Almirall)	rhinitis

Enalapril Davur®	enalapril maleate	Vasotec® (Merck)	cardiovascular disease
and hypertension

Finasterida Davur®	finasteride	Proscar® (Merk)	enlarged prostate

Fluoxetina Davur®	fluoxetine	Prozac® (Eli Lilly)	depression
Fluoxetina Rimafar®	hydrochloride
Fluoxetina Belmac®

Ibuprofeno Davur®	ibuprofen	Motrin® (McNeil)	pain, fever

Lansoprazol Davur®	lanoprazole	Prevacid® (TAP)	gastroesophageal
Lansoprazol Rimafar®			reflux disease

Mirtazapina Davur®	mirtazapine	Remeron® (Organon)	depression

Omeprazol Davur ®	omeprazole	Prilosec® (AstraZeneca)	gastroesophageal
Omeprazol Rimafar®			reflux disease

Paroxetina Davur®	paroxetine	Paxil® (GlaxoSmithKline)	depression
Paroxetina Rimafar®

Pentoxifilina Davur®	pentoxifylline	Trental® (Aventis)	peripheral arterial
disease

Our Generic Product Name	Active Ingredient	Innovator Product (Company)	Used to Treat
Pravastatina Davur®	pravastatin	Pravachol® (Bristol-Myers	elevated cholesterol
Pravastatina Rimafar®		Squibb)

Selegilina Davur®	selegiline	Eldepryl® (Somerset)	Parkinson’s disease
hydrochloride

Sertralina Davur®	sertraline	Zoloft® (Pfizer)	Depression
hydrochloride

Simvastatina Davur®	simvastatin	Zocor® (Merck)	elevated cholesterol
Simvastatina Rimafar®

Trimetazidina Davur®	trimetazedine	Idaptan® (Servier)	coronary therapy
Sales to Licensees and Others
     In addition to manufacturing and selling our own branded generic and generic products, we license the right to market products to others within and outside of Spain. These license agreements are usually accompanied by long-term exclusive supply agreements, whereby our licensees purchase the licensed products from our manufacturing facility. As of December 31, 2007, our Spanish operations have executed 251 license agreements, of which 29 with customers in Spain and 124 with customers outside of Spain cover actively marketed products that are generating revenues. The remaining licenses, 2 with customers in Spain and 68 with customers outside of Spain, are for products that are awaiting regulatory approvals. Our Irish subsidiary has executed 10 license agreements that have been approved to actively market products and 2 licenses agreements which are for products that are awaiting regulatory approvals. Additionally, we have 16 contract manufacturing agreements in effect in Spain. Our clients market these products under their own names and with their own labeling. Many of the products we manufacture for others use the same active ingredients that are used in our own marketed products.
Strategic Alliance with Perrigo Company
     We entered into a product development, license and manufacturing agreement with Perrigo Company in November 2004. Together, we co-developed a generic version of simvastatin. The finish dosage forms were produced by our manufacturing subsidiary, Laboratorios Belmac, which received approval from the FDA in 2006. We have not been able to yield any material profits as a result of the highly competitive simvastatin market in the U.S. We have not received any additional orders for our U.S. generic simvastatin and do not expect to generate any profits from this product for the foreseeable future.
Alliance with Teva
     After terminating our strategic alliance and rights agreement with Teva earlier in 2007, we entered into a series of new agreements whereby we will be providing Teva with the right to use certain of our products in several territories. Product supply will be provided by our finish dose manufacturing plant in Spain.
Manufacturing
     Our 108,000 square-foot pharmaceutical product manufacturing facility is located in Zaragoza, Spain. Our manufacturing facility complies with GMP in Europe and is capable of producing tablets, capsules, ointments, lotions, liquids and sachets, as well as microgranulated products. The facility also includes analytical chemistry, quality control, quality assurance and formulation research laboratories. We have also made modifications to this manufacturing facility so that it complies with U.S. GMPs. In 2006 we received FDA approval of this facility for simvastatin, our first generic product in the U.S.
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
     In addition, under strategic alliances, we have the capability to co-develop generic pharmaceutical products for sale in the U.S. that can be manufactured by our active pharmaceutical ingredients manufacturing subsidiary, Bentley API, and related finish dosage forms produced by our manufacturing subsidiary, Laboratorios Belmac.
     We attempt to have several generic products in each stage of development so that we can have a steady pipeline of generic product introductions. For competitive reasons, we generally do not disclose which generic products we are developing.
Nasulin, Proprietary Intranasal Insulin Product
     Nasulin is the patented intranasal insulin spray of Bentley which incorporates CPE-215 as a permeation facilitator that addresses the need for an improved delivery method for insulin, which we believe could potentially reshape the insulin market. Based on market reports and projections, we have estimated the insulin market to be approximately $8.0 billion. In general, drugs entering the nasal cavity are readily absorbed across the highly vascularized nasal mucosa directly into the circulatory system, thereby avoiding first-pass metabolism in the liver. The speed of absorption affords a faster onset of action compared to the most rapid-acting, injectable insulin formulations. A series of studies have confirmed that Nasulin delivers insulin quickly through the nasal mucosa, even more rapidly than subcutaneous injection.
     The U.S. Center for Disease Control and Prevention (“CDC”) estimates there were approximately 14.6 million diagnosed diabetics in the United States in 2005. A study published by Diabetes Care in 2006 projects that the number of diagnosed diabetics in the U.S. will reach 48.3 million by 2050 due to an aging population, rising obesity rates and poor health habits. Prescription trends show a preference for combining rapid-acting injections during mealtimes with a once daily basal insulin injection. Injectable insulin treatments create a general level of patient dissatisfaction and, as a result, compliance can be a challenge. Poor patient compliance or under-treatment causes serious diabetic complications. Nasulin is specifically designed to facilitate compliance, provide a very rapid effect, and avoid long-term consequences brought on by inconsistent treatments.
     Nasulin is currently in Phase II clinical trials for the treatment of Type 1 and Type 2 diabetes. We believe an intranasal route of administration will yield significant improvements in patient compliance and avoid the potential pulmonary disadvantages of competitive candidates that use an inhalation route of administration. Our expectation is to complete all Phase II trials in 2009 while simultaneously seeking a pharmaceutical partner to support Phase III clinical trials and product commercialization upon regulatory approval. While the terms of any future alliance will be determined through negotiation, we would look to license the product in return for upfront payments, milestones and royalties that reflect our research investment, innovation and potential market size.
     The primary competition for Nasulin is from injectable and oral insulin currently on the market, pulmonary insulin in development, another early stage intranasal insulin product in development from Nastech, and other oral insulin in development.
Products Available for Licensing
Antifungal Nail Lacquer
     We have developed a topical nail lacquer for treating fingernail and toenail fungal infections (onychomycosis). We completed two Phase I/II clinical trials for the treatment of nail fungal infections at the University of Alabama at Birmingham in 2002 and 2003 utilizing a clotrimazole lacquer formulation containing CPE-215. According to the National Onychomycosis Society, nail fungus affects almost 30 million people in the U.S., primarily between the ages of 40 and 65. Patients electing to take oral therapy must undergo blood monitoring during the course of treatment to monitor for liver damage. There have been no clinical developments with respect to this product since 2003, but the Company is actively pursuing licensing opportunities for this product.
Topical Hormonal Therapy
     Our topical hormonal therapy incorporates the use of metabolic steroids that regulate most of the hormonal action in adult males. Hormone replacement therapies using these metabolic steroids may have significant benefits in treating a number of medical afflictions, including osteoporosis and sexual dysfunction. We have granted to Auxilium an exclusive worldwide license to develop, market and sell a topical hormonal therapy containing our CPE-215 technology. Since 2004, we have earned approximately $28,000 in revenues under this agreement. Our expenses during this period, generally consisting of patent maintenance costs, have not been material.
Intranasal Pain Management
     Under a research agreement with Auxilium, we formulated the intranasal delivery of a pain management chemical agent using our CPE-215 technology. Auxilium has the exclusive right to license this product application pursuant to our research agreement, but has not activated the license to date. We have received immaterial revenues and incurred some nominal expenses under this license.
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
Material patents related to our CPE-215 technology

Patent/Technology	Jurisdiction	Expiration
Hsieh patents entitled Lactone/cyclic ketone delivery enhancer relate to the CPE-215 technology platform	United States Canada Italy, Luxembourg	2008 2010 2011

Testosterone gel-macrocyclic enhancer patents relate to the Testim product	Australia, Bulgaria, Europe, Greece, Lebanon, Mexico, New Zealand, Saudi Arabia, South Africa and Singapore	2023

	United States	2025

Pharmaceutical Compositions and Methods patent entitled for Insulin Treatment relates to the Nasulin product	United States	2024

Pharmaceutical Compositions and Methods patent entitled for Peptide Treatment covers potential products slated for further development	United States	2024

     Our CPE-215 technology is covered by U.S. and foreign patents covering many major market countries. Although the initial patent for our CPE-215 technology expires in the U.S. in June 2008 and expires in Canada in 2010, Italy and Luxembourg in 2011, and expired in all markets outside the U.S. in 2006, patent extensions of our technology to other drugs continue for specific medical uses through 2025. For example, patents that cover intranasal delivery utilizing CPE-215 technology for insulin and other peptides continue through 2025. Recently issued patents that also cover the application of testosterone with CPE-215 in the U.S. and in foreign countries continue through 2023. Additional patents, using both CPE-215 and other technologies have been applied for and are pending although we cannot be certain that a patent will issue from any of those applications.
Other patents and intellectual property
     Bentley entered into an Assignment Agreement with MacroChem Corporation (“MacroChem”), dated June 24, 2003, pursuant to which Bentley purchased from MacroChem all of MacroChem’s right, title and interest to U.S. Patent Number 6,495,124 B1 and any and all related patents and patent applications which are divisions, continuations, continuations-in-part, reissues, renewals, extensions and supplementary protection certificates (the “MacroChem Patent Rights”). As a result of the assignment, MacroChem retained no interest whatsoever in the MacroChem Patent Rights. To date, the Company has not generated any revenue from the MacroChem Patent Rights, which expire in 2020.
     We have also been granted a Spanish patent for our oral formulations of omeprazole and lansoprazole which expires in 2023.
     We own approximately 110 trademarks for pharmaceutical products in Spain. In addition, we also rely on unpatented proprietary technologies in the development and commercialization of our products.
     We also rely on unpatented proprietary technologies in the development and commercialization of our products. We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as those of our advisors, consultants and other contractors. To help protect our proprietary know-how that may not be patentable, and our inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require employees, consultants and advisors to enter into agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions that arise from their activities for us. Additionally, these confidentiality agreements require that our employees, consultants and advisors do not bring to us, or use without proper authorization, any third party’s proprietary technology.
Research and Development
     Research and development expenses were $13,600,000, $10,459,000 and $5,800,000 in the years ended December 31, 2007, 2006 and 2005, respectively. The steady increase in these expenses is attributed to continued investments in our research and development programs for our drug delivery technologies, primarily for NasulinTM, our intranasal insulin product candidate. We recently announced the expansion of our Nasulin Phase II studies to include clinical evaluations in Type II diabetic patients in the U.S and India. We plan to incur increased research and development costs as we continue to conduct our clinical trials.

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
     In the past three years, only one of our customers, Cofares, accounted for more than ten percent of our consolidated total revenues. Sales to this customer accounted for approximately 9% of our consolidated total revenues in 2007, 11% in 2006 and 12% in 2005.
Financial Information About Geographic Areas
     The majority of our revenues are generated from products sold in Spain. Spain revenues totaled $81,206,000, $77,228,000, and $69,845,000 in the years ended December 31, 2007, 2006 and 2005, respectively. Long-lived assets in Spain at December 31, 2007, 2006 and 2005 were $69,598,000, $56,435,000 and $40,120,000, respectively. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of the Notes to Consolidated Financial Statements in Item 15 for additional financial information regarding geographic areas.

Seasonality
     See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding the impact of seasonality on our results of operations.
Employees
     We employ approximately 470 people, 22 of whom are employed in the U.S. and 448 of whom are employed in Spain, as of December 31, 2007. Approximately 229 of these employees are principally engaged in manufacturing activities, 167 in sales and marketing, 26 in product development and 48 in management and administration. In general, we consider our relations with our employees to be good.
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
•	Phase III involves large scale, longer-term, well controlled efficacy and safety studies within an expanded patient population, frequently at multiple clinical study sites.
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
     Spain, and many other European governments, have historically implemented reduced pricing strategies to mitigate rising healthcare costs. The most recent price reduction was effective on March 1, 2007, and has required our sales force to begin marketing our products at lower prices. In addition, the impending price changes reduced our sales levels in the fourth quarter of 2006 as wholesalers and pharmacies reduced orders to minimum quantities until they were able to purchase at the new lower prices. We faced similar regulation in Spain in late October 2003 which reduced the prices of our top selling products. Since then we have continued to seek out new ways to improve the efficiency of our manufacturing operations, reduce our costs and increase sales volumes to help mitigate lower prices. We are also focused on increasing our sales in other countries and other geographic regions, including the U.S., through strategic alliances with distributors and collaborators in those territories. We also target markets that offer compatible regulatory approval regimes and attractive product margins. In August 2005, we formed an Irish subsidiary, Bentley Pharmaceuticals Ireland Limited, to assist in our European expansion strategy. Bentley Pharmaceuticals Ireland Limited received its first marketing approval by the Irish Medicines Board in November 2005 and launched its first product in late 2006. (See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for more discussion of regulations in Spain.)
     In order to expedite approvals within European Union countries, the European Union has established a mutual recognition procedure. When a manufacturer submits a pharmaceutical product for marketing approval, it must designate whether the filing will serve as a reference authorization for other European Union countries and, if so, which specific European countries. If the filing is not designated as a mutual recognition reference filing, then other applications must be made individually to other countries for approval to be granted in those other countries. If the filing is designated as a reference authorization, then the authority in the initial country is required to evaluate the submission on the basis of its own domestic standards as well as the standards of each of the countries listed by the manufacturer. As the standards for pharmaceutical approvals have not been harmonized among the various European Union members, certain aspects of the filing must comply with standards that vary by country. In addition, the process for initial evaluation of mutual recognition filings is generally significantly longer than that for national filings and, as a result, companies often choose not to use this process for their first approval. However, if the filing is approved for the reference and the mutual recognition countries, the manufacturer would be permitted to market the product in all of the jurisdictions selected.
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
     In light of our limited development resources and the significant time, expense, expertise and infrastructure necessary to bring new drugs and formulations from inception to market, we are particularly dependent on resources from third parties to commercialize products incorporating our technologies. Our strategy involves forming alliances to develop, manufacture, market and sell our products in the United States and other countries. We may not be successful in finding strategic partners or in otherwise obtaining financing, in which case the development of our products would be delayed or curtailed.
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
     Spanish sales from our omeprazole product line accounted for approximately 14% and 18% of our consolidated total revenues in 2007 and 2006, respectively. The active pharmaceutical ingredient for our omeprazole products is currently purchased from one supplier. If we lose and cannot effectively replace our supplier or are otherwise unable to continue the sales of our omeprazole products, our revenues would decline significantly.

An interruption in the sourcing and availability of the active ingredient used in our CPE-215 technology could cause our drug delivery technology product development and commercialization to slow or stop.
     We do not own or operate manufacturing facilities for clinical or commercial production of our drug delivery product candidates. We lack the resources and the capability to manufacture any of our drug delivery product candidates on a clinical or commercial scale. We also lack the resources to manufacture the excipient CPE-215, which is the major component of our CPE-215 technology. Our technology is dependent upon obtaining pharmaceutical grade CPE-215 which is available from at least two major industrial manufacturers. If a third party supplier is unable to provide us with required quantities of pharmaceutical grade CPE-215 on commercially favorable terms, we may be unable to continue our drug delivery product development or commercialization activity.
If any of our product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.
     The commercial success of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by the medical community and coverage and reimbursement of them by third-party payors, including government payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including:
•	limitations or warnings contained in a product’s FDA-approved labeling;

•	changes in the standard of care for the targeted indications for either of our product candidates could reduce the marketing impact of any superiority claims that we could make following FDA approval;

•	limitations inherent in the approved indication for either of our product candidates compared to more commonly-understood or addressed conditions; and

•	potential advantages over, and availability of, alternative treatments, including, in the case of Nasulin, a number of products already used to treat diabetes.
     Our ability to effectively promote and sell our product candidates will also depend on pricing and cost effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. We will also need to demonstrate acceptable evidence of safety and efficacy as well as relative convenience and ease of administration. Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with our product candidates. If our product candidates are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.
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
We rely on third parties to conduct clinical trials for our product candidates and plan to rely on third parties to conduct future clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current and future product candidates.
     We do not have the ability to conduct clinical trials for Nasulin or any other product candidate. We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct all of our clinical trials for our product candidates. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and other non-U.S. regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices (“GCPs”), for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. If the third parties do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to GCPs or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. In addition, failure by such third parties to perform their obligations in compliance with GCPs may cause our clinical trials to fail to meet regulatory requirements, which may require us to repeat our clinical trials.
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
     Government regulations in the United States, Spain and other countries have a significant impact on our business and affect the research and development, manufacture and marketing of products incorporating our technologies. In the United States, Spain and other countries, governmental agencies have the authority to regulate the distribution, manufacture and sale of drugs. Failure to obtain or delay in obtaining regulatory approval for our products could result in a reduction of our expected revenues. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions and/or criminal prosecution. In addition, governmental regulations may be established that could prevent, delay, modify or rescind regulatory approval of our products.

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
     Any manufacturing facility for pharmaceutical products to be marketed in the United States is subject to FDA inspection and inspections by other government agencies both before and after approval of an NDA to determine compliance with the FDA’s GMP requirements, as well as local, state and other federal regulations. Manufacturing facilities for our compounds to be marketed in European countries and elsewhere are also subject to European Union and/or other applicable GMP regulations. Facilities used to produce our compounds may not achieve or maintain compliance with GMP or other requirements. The GMP regulations are complex and, if we fail to comply with them, it could lead to rejection or delay of an NDA or comparable application. Any delay in approval of an NDA or comparable application would delay product launch. Violation of GMP requirements after approval of an NDA or comparable application could result in remedial action, penalties and/or delays in production.
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
     During the year ended December 31, 2007, 65% of our revenues were derived from sales made by our Spanish subsidiaries in Spain and 26% of our revenues were derived from sales made by our Spanish subsidiaries to customers in other foreign countries. We believe that the most substantial portion of our revenues will continue to be derived from sales in foreign countries. Conducting business internationally subjects us to a number of risks and uncertainties, including:
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
     Our revenues may be impacted by fluctuations in local currencies due to the fact that 91% of our revenues currently are generated by our Spanish subsidiaries, Laboratorios Belmac, Laboratorios Davur, Laboratorios Rimafar and Bentley API. Fluctuations in the value of the Euro, in relation to the U.S. Dollar, had a significant impact on our operations during 2007. Our foreign operations also expose us to a number of currency related risks, including the following:
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
     We routinely consider acquisition and investment opportunities, although we have no current agreements or commitments with respect to any acquisitions or investments. Any future acquisitions or investments would further challenge our resources. If we do not properly meet the increasing expenses and demands on our resources from future growth, we will be adversely affected. To properly manage our growth, we must, among other things, improve and implement additional administrative, financial, marketing, operational and research and development systems, procedures and controls on a timely basis. We may also need to expand our staff in these and other areas. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. We may not be able to hire, train, integrate, retain, motivate and manage required personnel, successfully integrate acquisitions or investments, nor successfully identify, manage and pursue existing and potential market opportunities. We plan to invest $11.0 million to $13.0 million in capital expenditures during the year ending December 31, 2008, including $3.9 million that was budgeted in 2007, but now planned for 2008. We plan to complete the expansion of our API manufacturing facility and of our pharmaceutical product manufacturing facility and add new production lines in order to be able to accommodate the level of operations and growth that is anticipated as a result of the Company’s expansion beyond the borders of Spain and the U.S. market. We plan to finance these expenditures from a combination of cash flow from operations, existing cash balances, and borrowings, if necessary. If we fail to generate additional revenue in excess of increased operating expenses in any fiscal period, we may incur losses.
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
Regardless of merit or eventual outcome, liability claims may result in:
•	withdrawal of clinical trial participants;

•	termination of clinical trial sites or entire trial programs;

•	decreased demand for our product candidates;

•	impairment of our business reputation;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability to commercialize our product candidates.
     Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could inhibit or prevent the commercialization of pharmaceutical products we develop alone or with corporate collaborators. In Spain, we maintain product liability insurance in the amount of €3 million (approximately $4.4 million U.S. Dollars) and clinical trial insurance in connection with our clinical testing activities in various amounts on a study-by-study basis. In the U.S. we maintain $10.0 million in product liability and clinical trials insurance. While management believes that this insurance is reasonable, we cannot assure you that any of this coverage will be adequate to protect us in the event of a claim. We, or any corporate collaborators, may not be able to obtain or maintain insurance at a reasonable cost, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate if any claim arises.
The discovery of any new side effects or negative efficacy findings for our products could significantly harm our business.
     While the safety of our products has been, is being, and will be extensively studied in clinical trials there can be no assurance that new or more serious side effects or negative efficacy findings may not be discovered based on long term safety and efficacy studies or required reporting of adverse events regarding any of our products after each such product has been marketed, any of which could severely harm our business and result in one or more of the following regulatory events:
•	a voluntary or involuntary recall or market withdrawal of the applicable product;

•	labeling changes such as restriction on intended uses, additional contraindications, warnings, precautions, or adverse reactions that would limit the applicable product’s market potential;

•	a “boxed” warning on the label;

•	imposition of post-marketing surveillance studies or risk management programs;

•	distribution restrictions; and

•	adverse publicity.
     In addition, one or more of the above factors would also have the potential to negatively impact regulatory registrations for the applicable product in other countries.

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
     As of December 31, 2007, we had the following capital structure (in thousands):

No. of Shares
Common stock outstanding	22,377

Common stock issuable upon:
Exercise of options which are outstanding	3,838
Vesting of restricted stock units which are outstanding	197
Contingently issuable shares	60
Exercise/vesting of options and restricted stock units which are available for grant	323

Total common stock outstanding assuming exercise of all of the above	26,795

     As of December 31, 2007, we had outstanding options to purchase approximately 3,838,000 shares of common stock at exercise prices ranging from $2.00 to $15.83 (exercisable at a weighted average of $9.97 per share), of which approximately 3,014,000 were then vested and exercisable. We may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power.

Our stock price is volatile.
     The market prices for our securities and for securities of emerging growth companies have historically been highly volatile. During the two years ended March 4, 2008, the price of our common stock has ranged from a high of $17.50 to a low of $7.51. Future announcements concerning us or our competitors may have a significant impact on the market price of our common stock. Factors which may affect our market price include:
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
Item 3. Legal Proceedings
     In October 2007, we were notified that a legal proceeding had been commenced against our subsidiaries, Laboratorios Belmac, S.A., Laboratorios Davur, S.L. and Laboratorios Rimafar, S.L. by Wyeth requesting an order requiring our subsidiaries to not manufacture or launch their venlaflaxine products. The case was brought in the 4th Commercial Court of the City of Madrid. After an initial hearing the court rejected Wyeth’s request for an interim injunction. The underlying proceedings are still pending.
     In September 2007, we were notified that a legal proceeding had been commenced against our subsidiaries, Laboratorios Davur, S.L. and Laboratorios Rimafar, S.L., jointly with other manufacturers,

by Merck & Co. Inc. and its Spanish subsidiary Merck Sharp & Dohme de España, S.A. requesting an order requiring our subsidiaries to not manufacture or launch certain of their alendronate products (70mg weekly). In October 2007, we filed a counterclaim against Merck seeking the revocation in Spain of European Patent 1.175.904. The case was brought in the 6th Commercial Court of the City of Barcelona and is currently pending.
     In June 2007, we were notified that a legal proceeding had been commenced against our subsidiary, Laboratorios Belmac S.A., jointly with three other Spanish manufacturers, by Warner-Lambert Company requesting an order requiring Belmac not to manufacture or launch their atorvastatin products. This patent infringement action is based on the Spanish counterpart of European patent EP 247.633 which expired on May 29, 2007. In January 2008, the court rejected the action filed by Warner-Lambert and awarded legal costs to Belmac.
     In January 2005, we were notified that a legal proceeding had been commenced against our subsidiary, Laboratorios Davur S.L., by Pfizer Inc. and its Spanish subsidiary Pfizer, S.A. requesting an order requiring Davur to not manufacture or market its amlodipine products. The case was brought against Davur in the 3rd Commercial Court of the City of Barcelona. After an initial hearing the court imposed an interim injunction, preventing Davur from launching its amlodipine products. However, upon appeal, the court lifted the requested injunction and awarded Davur with court costs and legal fees. Pfizer has appealed the judgment. A decision on the appeal is expected in mid 2008.
     In December 2004, our subsidiary, Laboratorios Belmac, S.A., jointly with three other Spanish manufacturers, initiated a legal proceeding in the 2nd Commercial Court of the City of Barcelona against Warner-Lambert Company requesting the partial revocation in Spain of European patent EP 409.281 concerning atorvastatin calcium. In turn, Warner-Lambert Company counterclaimed against the plaintiffs for alleged infringement of the patent in suit. The court ruled in favour of Belmac in a decision rendered on September 26, 2006, and Warner-Lambert Company has appealed the judgment. A decision on the appeal is expected in the beginning of 2008.
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

	High	Low
Fiscal Year Ended December 31, 2006
First Quarter	$22.90	$12.78
Second Quarter	14.19	9.43
Third Quarter	13.07	8.78
Fourth Quarter	12.90	8.82

Fiscal Year Ended December 31, 2007
First Quarter	10.34	7.51
Second Quarter	13.54	8.10
Third Quarter	13.00	9.05
Fourth Quarter	15.70	11.99

Fiscal Year Ending December 31, 2008
First Quarter (through March 4, 2008)	15.89	13.17
     As of March 4, 2008 there were 948 holders of record of our common stock, which does not reflect stockholders whose shares are held in street name.
Dividends
     We have never paid cash dividends on our common stock and we do not intend to pay dividends in the foreseeable future. We intend to retain future earnings in order to finance the growth and development of our business.
Item 6. Selected Financial Data
     The following sets forth the selected Consolidated Income Statement data for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 and Consolidated Balance Sheet data as of December 31, 2003, 2004, 2005, 2006 and 2007, all of which are derived from our audited Consolidated Financial Statements and related notes. The following Consolidated Income Statement data for the years ended December 31, 2005, 2006 and 2007 and Consolidated Balance Sheet data as of December 31, 2006 and 2007 should be read together with our Consolidated Financial Statements and related notes appearing elsewhere in Item 15 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. The Consolidated Income Statement data for the years ended December 31, 2003 and 2004 and the Consolidated Balance Sheet data as of December 31, 2003,

2004 and 2005 are derived from our audited Consolidated Financial Statements and related notes not included in this Annual Report on Form 10-K.
Consolidated Income Statement Data

	For the Year Ended December 31,
(in thousands, except per share data)	2003	2004(a)	2005(b)	2006(c)(d)	2007(e)
Total revenues	$64,676	$73,393	$97,730	$109,471	$124,687
Cost of net product sales	26,399	34,893	46,161	49,850	64,010

Gross profit	38,277	38,500	51,569	59,621	60,677
Operating expenses	26,848	29,805	35,903	54,222	53,275
Gain (loss) on sale of drug licenses	—	—	—	38	(111)
Other income (expenses)	91	1,800	729	619	928

Income before income taxes	11,520	10,495	16,395	6,056	8,219
Provision for income taxes	5,423	4,805	5,476	5,082	5,534

Net income	$6,097	$5,690	$10,919	$974	$2,685

Net income per common share — basic	$0.34	$0.27	$0.51	$0.04	$0.12

Net income per common share — diluted	$0.28	$0.25	$0.48	$0.04	$0.12

Weighted average common shares outstanding — basic	17,997	20,901	21,558	22,141	22,339

Weighted average common shares outstanding — diluted	21,637	22,627	22,929	23,068	22,957

(a)	Other income (expenses) for the year ended December 31, 2004 includes the reversal of previously accrued tax assessments totaling $1,467,000. These assessments had been accrued to be paid to the Spanish government as a vehicle to help reduce the impact of the rising health care costs in Spain. Due to changes in the pharmaceutical industry in Spain and a change in the Spanish political environment, these liabilities no longer exist. Accordingly, these accruals were reversed during the second quarter of 2004.

(b)	Total revenues for the year ended December 31, 2005 include a change in estimate of royalty revenues earned of approximately $1,092,000 recorded in the fourth quarter of 2005. This change in estimate of royalty revenues earned is based upon publicly available data determined to be more accurate than the source of data previously relied upon by management in estimating the sell-through of prescriptions dispensed.

(c)	Total revenues for the year ended December 31, 2006 include an increase in royalty revenues of approximately $479,000 recorded in the second quarter of 2006. This change in estimate was due to the Company’s ability to reasonably estimate future product returns on sales of Testim based on actual historical data.

(d)	Operating expenses for the year ended December 31, 2006 include litigation settlement charges of approximately $7,546,000 recorded in the third quarter of 2006 associated with the probable settlement of outstanding litigation claims. The Company recorded a tax benefit of $2,746,000 in provision for income taxes upon finalization of the settlement in the fourth quarter of 2006. The Company also incurred related legal defense costs of approximately $3,368,000 during the year ended December 31, 2006.

(e)	Operating expenses for the year ended December 31, 2007 included impairment charges of $1,443,000 related to the write-down of its U.S. generic simvastatin drug license and certain other U.S. generic drug projects.
Consolidated Balance Sheet Data

	December 31,
(in thousands)	2003	2004	2005	2006	2007(a)
Working capital	$46,181	$47,114	$46,397	$40,303	$61,597

Current assets	$66,899	$74,710	$75,077	$67,690	$94,680
Non-current assets	33,564	47,220	49,143	66,666	78,416

Total assets	$100,463	$121,930	$124,220	$134,356	$173,096

Current liabilities	$20,718	$27,596	$28,680	$27,387	$33,083
Long-term debt	369	349	—	—	15,595
Other non-current liabilities	3,211	4,328	3,951	6,638	8,446

Total liabilities	$24,298	$32,273	$32,631	$34,025	$57,124

Stockholders’ equity	$76,165	$89,657	$91,589	$100,331	$115,972

(a)	In the fourth quarter of the year ended December 31, 2007, the Company recorded impairment charges of $1,443,000 related to the write-down of its U.S. generic simvastatin drug license and certain other U.S. generic drug projects (included in non-current assets).

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
Planned Spin-off
     On October 23, 2007 the Company announced a plan to spin-off its drug delivery business. This transaction is subject to a number of conditions. Management expects that shares of the new specialty pharmaceutical drug delivery company, CPEX Pharmaceuticals, Inc. will be distributed to Bentley stockholders by means of a stock dividend. On the record date, which has not yet been set, each Bentley stockholder will be entitled to receive shares of CPEX in connection with the spin-off of the drug delivery business. The spin-off would result in CPEX operating as an independent entity with publicly traded common stock. Bentley would not have any ownership interest in CPEX subsequent to the spin-off.
     In connection with the spin-off, CPEX and Bentley expect to enter into a series of agreements, including a separation and distribution agreement, a transition services agreement, an employee matters agreement and a tax allocation agreement. Consummation of the spin-off is subject to several conditions, including final approval by the Bentley Board of Directors, approval for listing of CPEX common stock on a national securities exchange, and the effectiveness of the Form 10 filed with the Securities and Exchange Commission for the registration of the securities of CPEX. Approval by Bentley’s stockholders is not required as a condition to the consummation of the proposed spin-off.
     The Company has incurred and is expected to continue to incur legal, tax and other strategic consulting costs specifically associated with the planned spin-off. These costs totaled $2,020,000 for the year ended December 31, 2007 and have been reported as separation costs within operating expenses in the Company’s Consolidated Income Statements.

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
Litigation Settlement
     In 2006, we settled all outstanding litigation with Ethypharm S.A. Spain and Ethypharm S.A. France (together, “Ethypharm”). As a result of the settlement, we recorded a $7,546,000 charge in 2006 representing the present value of the $8,000,000 settlement, discounted at a rate of 4.72%. In accordance with the payment terms of the settlement, $4,000,000 was paid in the fourth quarter of 2006, $1,000,000 was paid in the fourth quarter of 2007 and the three remaining annual payments of $1,000,000 will be paid in each of the fourth quarters of 2008, 2009 and 2010. We incurred defense costs of approximately $3,368,000 and $593,000 related to this litigation in the years ended December 31, 2006 and 2005, respectively. The litigation related charges are recorded in litigation settlement expenses on the Company’s Consolidated Income Statements.
Overview
     We are an international specialty pharmaceutical company, headquartered in the U.S., focused on:
•	Specialty Generics: development, licensing and sales of generic and branded generic pharmaceutical products and active pharmaceutical ingredients (API) and the manufacturing of pharmaceuticals for others; and

•	Drug Delivery: research, development and licensing/commercialization of advanced drug delivery technologies and pharmaceutical products.
Specialty Generic Pharmaceuticals
     Our pharmaceutical product sales and licensing activities are based primarily in Spain, where we have a significant commercial presence and manufacture and market approximately 200 product presentations (stock keeping units or SKUs) in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. In 2007, approximately 24% of our product revenues were derived from three of our top product lines. We market our branded generic and generic products to physicians, pharmacists and hospitals through our three separate sales and marketing organizations based in Spain: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. In past years we expanded our geographic sales to countries outside of Spain including several countries in the European Union. As of December 31, 2007 approximately 29% of our net product sales were derived from sales outside of Spain. Our generic simvastatin product, which is manufactured at our FDA approved finished dosage facility in Spain, was launched in the U.S. in December of 2006. The launch of our first U.S. generic product marked a significant strategic milestone for us; however, due to market price conditions and limited demand, sales of our generic simvastatin have been determined to be less favorable than our initial projections. As a result, we have recorded net charges of approximately $425,000 to cost of net product sales for inventory write-downs and obsolescence reserves, which reduced the carrying value of these inventories to zero at December 31, 2007. As a result of these market conditions and adjustments, we have also reassessed the carrying value of our U.S. simvastatin drug license at December 31, 2007. Due to the inability to generate net profits on these products and the lack of additional orders, we have recorded an impairment charge of $949,000 to research and development expenses to reduce the carrying value of this drug license to zero at December 31, 2007.
     While the pricing of our pharmaceutical products is influenced by market forces (size of the market, number of competitors, etc.), our pricing in Spain and other countries is also subject to governmental price controls. The majority of our products are subject to price controls set in place by the Spanish government. The Spanish government enacted legislation effective March 1, 2007 which reduced the amount it reimburses for pharmaceutical products. As a result of the legislation our sales force began marketing our products at lower selling prices in Spain as early as February 2007. We also experienced reduced sales levels in the beginning of the first quarter of 2007 as Spanish wholesalers and pharmacies minimized order quantities until they were able to purchase our products at the new lower prices. Once we began selling at the new prices we experienced an increase in the number of our units sold. While the increased unit volume has substantially offset the impact of the reduced selling prices on our net product sales, our gross margins have decreased from 54% in the year ended December 31, 2006 to 49% in the year ended December 31, 2007 (excluding inventory write-downs associated with our U.S. generic simvastatin discussed above). The products most impacted by the price reductions are two of our top selling product lines, omeprazole and simvastatin. Despite increased sales volumes, our simvastatin and omeprazole revenues decreased by 21% and 7%, respectively, when compared to the prior year. We have implemented strategies to mitigate lower selling prices, including strategies to reduce manufacturing costs and increase sales volumes.
     We are seeking to continue expanding our product sales in other geographic regions, including the U.S., through strategic alliances. We are targeting markets that offer compatible regulatory approval regimes and attractive product margins. In addition, we expect to grow our business by developing and acquiring rights to market additional products to sell through our sales organization and our strategic alliances. We launched six generic products in 2007 which added approximately $614,000 to our revenues in 2007. We continually acquire rights to new products in response to increasing market demand for generic and branded generic therapeutic products.
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
Drug Delivery Technologies and Products
     We develop and co-develop products that incorporate our drug delivery technologies. We have licensed applications of our proprietary CPE-215 drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim the first product incorporating our CPE-215 drug delivery technology, in the United States in February 2003. Testim is a gel indicated for testosterone replacement therapy. Testim is also approved for marketing in 15 European countries and Canada. We are in discussions with other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using our drug delivery technologies, including delivery of insulin to diabetic patients intranasally.

Research and Development Focus
     In 2004, we concluded a Phase IIA study for Nasulin in Type 1 diabetic patients using our CPE-215 technology. We reported the results of that trial in an abstract titled “Intranasal Insulin Administration in Type 1 Diabetic Patients Utilizing CPE-215 Technology” at the American Diabetes Association 65th Scientific Sessions, September 10-14, 2005, in San Diego, California. The full results of that trial were published in 2006 in the journal Diabetes Technology & Therapeutics, Volume 8, Number 1. In 2006, we completed an additional Phase I study in Ireland in healthy non-diabetic volunteers, diabetic patients and advanced our Phase IIA studies in the U.S. in Type 1 diabetic patients. In the first quarter of 2007, we completed preparations for a Phase II study in India in Type 2 diabetic patients, which began in the second quarter of 2007. Portions of the results from our U.S. and Irish studies were presented at the American Diabetes Association 67th Scientific Sessions in Chicago, Illinois in June 2007. We expect the U.S. development and clinical programs for Nasulin to continue and expand domestically and internationally. We expect to incur increased costs from the advancement of our clinical programs and from continued product formulation and testing efforts.
Effect of Foreign Currency Fluctuations
     A substantial amount of our business is conducted in Europe and is therefore influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, particularly the Euro. An increase in the weighted average value of the Euro in relation to the U.S. Dollar in 2007 compared to 2006, had the following impact on the results of our operations when reported in U.S. Dollars: (1) total revenues were increased by approximately $9,533,000, (2) gross profit was increased by approximately $4,247,000, (3) operating expenses increased by approximately $2,799,000, (4) provision for income taxes was increased by approximately $470,000, which resulted in (5) an increase to net income of approximately $978,000.
Consolidated Results of Operations
Fiscal Year Ended December 31, 2007 Compared To Fiscal Year Ended December 31, 2006
Revenues

					Change
(in thousands)	2007	%	2006	%	$	%

Specialty Generics
Net product sales	$112,999	91%	$100,590	92%	$12,409	12%
Licensing and collaboration revenues	561	*	515	*	46	9%

	113,560	91%	101,105	92%	12,455	12%

Drug Delivery
Licensing and collaboration revenues	11,127	9%	8,366	8%	2,761	33%

Total revenues	$124,687	100%	$109,471	100%	$15,216	14%

*	Less than 1%
     Total revenues for the year ended December 31, 2007 increased 14% from the year ended December 31, 2006. Our current year growth was driven primarily by increased net product sales in Spain, increased sales to licensees and others and increased Testim royalties.

     Our revenues are generated through our primary sales channels of branded generic pharmaceuticals, generic pharmaceuticals, sales to licensees and others and licensing and collaboration revenues. The following is a summary of our revenues by sales channel and top-selling product lines:
     For the year ended December 31, 2007:

	Revenues Within Spain			Revenues
(in thousands)	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues

Omeprazole	$1,912	$15,818	$—	$—	$17,730	14%
Enalapril	5,176	1,522	—	—	6,698	5%
Simvastatin	1,022	4,866	—	—	5,888	5%
Paroxetine	1,521	3,424	—	—	4,945	4%
Lansoprazole	3,610	1,265	—	—	4,875	4%
All other products	12,788	13,330	466	3,409	29,993	24%
Sales to licensees and others	—	—	13,925	28,945	42,870	35%
Licensing and collaborations	—	—	561	11,127	11,688	9%

Total Revenues	$26,029	$40,225	$14,952	$43,481	$124,687	100%

% of 2007 Revenues	21%	32%	12%	35%	100%
     For the year ended December 31, 2006:

	Revenues Within Spain			Revenues
(in thousands)	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues

Omeprazole	$2,679	$16,451	$—	$—	$19,130	18%
Enalapril	4,826	1,824	—	—	6,650	6%
Simvastatin	1,851	5,620	—	—	7,471	7%
Paroxetine	1,449	3,045	—	—	4,494	4%
Lansoprazole	2,689	852	—	—	3,541	3%
All other products	10,628	11,263	795	1,763	24,449	22%
Sales to licensees and others	—	—	12,741	22,114	34,855	32%
Licensing and collaborations	—	—	515	8,366	8,881	8%

Total Revenues	$24,122	$39,055	$14,051	$32,243	$109,471	100%

% of 2006 Revenues	22%	36%	13%	29%	100%
     Spanish Operations. Net product sales increased by $12,409,000, or 12%, compared to the prior year. Net product sales increased by 3% when expressed in constant currency. In addition to fluctuations in foreign currency rates, we experienced a 23% increase in our sales to licensees and others compared to the prior year. Additionally, all other products combined to contribute an additional $5,544,000 to 2007 revenues over 2006.
     Branded Generic Pharmaceutical Products

					Change
(in thousands)	2007	%	2006	%	$	%

Branded Generic Product Sales:
Enalapril	$5,176	20%	$4,826	20%	$350	7%
Codeisan	3,921	15%	3,001	12%	920	31%
Lansoprazole	3,610	14%	2,689	11%	921	34%
Ibuprofen	2,386	9%	1,492	6%	894	60%
Omeprazole	1,912	7%	2,679	11%	(767)	(29)%
All other branded products	9,024	35%	9,435	40%	(411)	(4)%

Total branded generic sales	$26,029	100%	$24,122	100%	$1,907	8%

     Sales of our branded generic pharmaceutical products accounted for 21% of total revenues during 2007 and increased 8%, or approximately $1,907,000 over 2006. Codeisan and lansoprazole, two of our top-selling branded generic products, accounted for the majority of the increase in our branded generic sales from the prior year and represent 29% of our 2007 branded generic sales. Included in all other branded generic products are sales of our simvastatin which decreased 45% or approximately $830,000 as a result of the price reductions in the current year.
     Generic Pharmaceutical Products

					Change
(in thousands)	2007	%	2006	%	$	%

Generic Product Sales:
Omeprazole	$15,818	39%	$16,451	42%	$(633)	(4)%
Simvastatin	4,866	12%	5,620	14%	(754)	(13)%
Paroxetine	3,424	9%	3,045	8%	379	12%
Trimetazidine	2,804	7%	2,253	6%	551	24%
Pentoxifylline	2,799	7%	2,571	7%	228	9%
All other generic products	10,514	26%	9,115	23%	1,399	15%

Total generic sales	$40,225	100%	$39,055	100%	$1,170	3%

     Sales of our generic pharmaceutical products accounted for 32% of 2007 total revenues and increased 3%, or approximately $1,170,000 over 2006 generic sales. Six generic product launches in 2007 (included in “All other generic products” above) contributed approximately $614,000 to our 2007 generic sales and accounted for 52% of the generic sales growth from 2006.
     Sales to Licensees and Others

			Change
(in thousands)	2007	2006	$	%
Specialty generics	$42,870	$34,855	$8,015	23%
     Sales to licensees and others increased by $8,015,000 or 23% compared to 2006. The increased sales are due to our increased focus on geographic expansion and growth. Sales under our license agreements are generally larger order quantities which ship at less frequent intervals than our net product sales within Spain. As a result, a delay in the timing of such shipments could have a significant affect on recorded revenues from period to period.
     Licensing and Collaboration Revenues

			Change
(in thousands)	2007	2006	$	%
Specialty generics	$561	$515	$46	9%
Drug delivery	11,127	8,366	2,761	33%

Total	$11,688	$8,881	$2,807	32%

     Licensing and collaboration revenues now account for approximately 9% of total revenues and increased by approximately $2,807,000, or approximately 32%, in 2007. These revenues in 2007 included royalties totaling $11,121,000 from sales of Testim. During the quarter ended June 30, 2006, we recorded an increase in royalty revenues of approximately $479,000, or $0.02 per share, due to a change in estimate which, based on historical experience, allowed it to reasonably estimate future product returns on sales of Testim. Testim is currently reported to have captured approximately 22% of all testosterone replacement prescriptions in the market. Also included in licensing and collaboration revenues are revenues of approximately $561,000 related to specialty generic product licensing activities in Europe in 2007 compared to $515,000 in 2006.
     Gross Profit

			Change
(in thousands)	2007	2006	$	%
Specialty generics	$49,550	$51,255	$(1,705)	(3)%
Drug delivery	11,127	8,366	2,761	33%

Total	$60,677	$59,621	$1,056	2%

     Gross profit increased by approximately $1,056,000, or 2%, in 2007, when compared to 2006. Gross profit decreased $3,191,000 or 5.4% when expressed in constant currency. Gross margins on net product sales decreased from 50% in 2006 to 43% in 2007 primarily resulting from the 2007 price reductions. We expect our margins to gradually improve as we continue to implement our strategies to mitigate the price reductions.
     Selling and Marketing Expenses

			Change
(in thousands)	2007	2006	$	%
Specialty generics	$18,523	$16,153	$2,370	15%
Drug delivery	—	—	—	—

Total	$18,523	$16,153	$2,370	15%

     Selling and marketing expenses increased by approximately $2,370,000, or 15% in 2007, when compared to 2006 primarily due to fluctuations in foreign currency rates. Selling and marketing expenses remain consistent as a percentage of net product sales at 16% for 2007 and 2006. Selling and marketing expenses, such as commissions, increased as a result of increased sales volume in the year.
     General and Administrative Expenses

			Change
(in thousands)	2007	2006	$	%
Specialty generics	$9,558	$7,391	$2,167	29%
Drug delivery	7,515	7,410	105	1%

Total	$17,073	$14,801	$2,272	15%

     General and administrative expenses for 2007 increased by $2,272,000 or 15% over the prior year. As a percentage of total revenues, general and administrative expenses were consistent at 14% for 2007 and 2006. General and administrative expenses also include intersegment allocations between the drug delivery and specialty generics businesses resulting from intercompany agreements. However, except in the presentation of our segment information, these allocations do not effect our consolidated results of operations. General and administrative expenses in 2007 also include approximately $1,547,000 of non-cash, stock-based compensation expense compared to $1,126,000 of such expense recorded in 2006, primarily related to our drug delivery business.

     Research and Development Expenses

			Change
(in thousands)	2007	2006	$	%
Specialty generics	$3,026	$1,777	$1,249	70%
Drug delivery	10,574	8,682	1,892	22%

Total	$13,600	$10,459	$3,141	30%

     Research and development expenses increased 30% when compared to 2006. The increase related to our specialty generics business includes impairment charges totaling $1,433,000 associated with our U.S. simvastatin drug license and other U.S. generic drug projects. The increase related to our drug delivery business resulted from continued investments and advancements in our research and development programs for our drug delivery technologies, primarily NasulinTM, our intranasal insulin product. We plan to incur increased costs as we continue to conduct our clinical trials. Research and development expenses in 2007 also included approximately $1,075,000 of non-cash, stock-based compensation expense compared to $664,000 of such expense recorded in 2006, primarily related to our drug delivery business.
     Litigation Settlement Expenses

			Change
(in thousands)	2007	2006	$	%
Specialty generics	$—	$10,914	$(10,914)	*

*	Not meaningful
     Litigation settlement expenses in 2006 include a $7,546,000 legal settlement and $3,368,000 of related legal expenses in 2006. We recorded the present value of our legal settlement with Ethypharm S.A. France and Ethypharm S.A. Spain in September 2006. All claims related to the litigation were dismissed with prejudice in December 2006. See “Other liabilities” in Note 2 to the Consolidated Financial Statements for additional information.
Separation Costs

			Change
(in thousands)	2007	2006	$	%
Drug Delivery	$2,020	$—	$2,020	*

*	Not meaningful
     As noted above, we have incurred legal, tax and other strategic consulting costs specifically associated with a planned spin-off of the drug delivery business. These costs include the services of lawyers, accountants, tax and compensation consultants needed to effectively complete the spin-off.

     Provision for Income Taxes

	2007
(in thousands)	Spain	Ireland	U.S.	Consolidated
Income (loss) before income taxes
Specialty generics	$19,710	$(250)	$(2,066)	$17,394
Drug delivery	—	12,509	(21,684)	(9,175)

Total income (loss) before income taxes	19,710	12,259	(23,750)	8,219

Provision (benefit) for income taxes	5,534	1,563	(4,765)	2,332
Valuation allowance	—	(1,563)	4,765	3,202

Net provision for income taxes	5,534	—	—	5,534

Net income (loss)	$14,176	$12,259	$(23,750)	$2,685

Effective tax rate	28%	0%	0%	67%

     Effective October 2005, we executed intercompany agreements between Bentley Pharmaceuticals, Inc. and Bentley Pharmaceuticals Ireland Limited to license non-U.S. rights of certain technologies owned by Bentley Pharmaceuticals, Inc. and provide for cost-sharing of subsequent development efforts on those technologies. In 2007, these agreements were cancelled and all charges from Bentley Pharmaceuticals, Inc. to Bentley Pharmaceuticals Ireland Ltd in connection with these agreements were subsequently credited. As a result of these adjustments, Bentley Pharmaceuticals Ireland generated net operating income of approximately $12,259,000 in 2007. Bentley Pharmaceuticals Ireland generated net operating losses of $10,418,000 and $2,080,000 in 2006 and 2005, respectively, which have been utilized against the 2007 income in determining the provision.
     In 2007, we generated a U.S. loss before income taxes of approximately $23,750,000, compared to income of approximately $235,000 in 2006. During 2007, approximately $6,812,000 of U.S. federal net operating loss carryforwards expired unutilized. As of December 31, 2007, the remaining U.S. federal net operating loss carry-forwards were approximately $44,704,000.
     Should we determine that it is more likely than not that we will realize certain of our net deferred tax assets for which we have previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. In addition, we operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. We have total unrecognized tax benefits of $763,000 at December 31, 2007,

     Net Income

			Change
(in thousands, except per share data)	2007	2006	$	%
Specialty Generics	$11,860	$8,696	$3,164	36%
Drug Delivery	(9,175)	(7,722)	(1,453)	(19)%

Total net income	$2,685	$974	$1,711	176%

Net income per common share:
Basic	$0.12	$0.04	$0.08	200%

Diluted	$0.12	$0.04	$0.08	200%

Weighted average common shares outstanding:
Basic	22,339	22,141	198	1%

Diluted	22,957	23,068	(111)	*

*	Less than 1%
     We reported 2007 income from operations of $7,291,000, compared to 2006 income from operations of $5,437,000. In 2007, the combination of income from operations of $7,291,000 and the non-operating items of $928,000, net of the provision for income taxes of $5,534,000, resulted in 2007 net income of $2,685,000, or $0.12 per basic common share ($0.12 per diluted common share) on 22,339,000 weighted average basic common shares outstanding (22,957,000 weighted average diluted common shares outstanding), compared to 2006 net income of $974,000, or $0.04 per basic common share ($0.04 per diluted common share) on 22,141,000 weighted average basic common shares outstanding (23,068,000 weighted average diluted common shares outstanding).

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
     Total revenues for 2006 increased 12% from 2005. The 2006 growth was driven primarily by increased net product sales in Spain, increased sales to licensees and others and increased Testim royalties. Testim royalties in 2005 included $1,092,000 resulting from a revised estimate of sell-through of prescriptions dispensed.
     The following is a summary of our revenues by sales channel and top-selling product lines:
     For the year ended December 31, 2006:

	Revenues Within Spain			Revenues
(in thousands)	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues

Omeprazole	$2,679	$16,451	$—	$—	$19,130	18%
Simvastatin	1,851	5,620	—	—	7,471	7%
Enalapril	4,826	1,824	—	—	6,650	6%
Paroxetine	1,449	3,045	—	—	4,494	4%
Lansoprazole	2,689	852	—	—	3,541	3%
All other products	10,628	11,263	795	1,763	24,449	22%
Sales to licensees and others	—	—	12,741	22,114	34,855	32%
Licensing and collaborations	—	—	515	8,366	8,881	8%

Total Revenues	$24,122	$39,055	$14,051	$32,243	$109,471	100%

% of 2006 Revenues	22%	36%	13%	29%	100%
     For the year ended December 31, 2005:

	Revenues Within Spain			Revenues
(in thousands)	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues

Omeprazole	$2,779	$15,394	$—	$—	$18,173	18%
Simvastatin	1,666	5,080	—	—	6,746	7%
Enalapril	4,153	1,706	—	—	5,859	6%
Paroxetine	1,337	3,118	—	—	4,455	5%
Lansoprazole	1,856	530	—	—	2,386	2%
All other products	10,810	9,282	271	1,512	21,875	23%
Sales to licensees and others	—	—	11,589	20,225	31,814	32%
Licensing and collaborations	—	—	274	6,148	6,422	7%

Total Revenues	$22,601	$35,110	$12,134	$27,885	$97,730	100%

% of 2005 Revenues	23%	36%	12%	29%	100%

     Spanish Operations. The increase in the net product sales for 2006 compared 2005 is primarily due to: (1) an aggregate increase totaling $2,473,000 in sales of our three top selling product lines (omeprazole, simvastatin and enalapril) and (2) an increase in sales to licensees and others totaling $3,041,000 fueled primarily by sales outside of Spain.
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
     Sales of our branded generic pharmaceutical products accounted for 22% of total revenues during 2006 and increased 7%, or approximately $1,521,000 over branded generic sales in 2005. Enalapril and lansoprazole, two of our top-selling branded generic products, accounted for the majority of the increase in our branded generic sales from 2005 and represent 31% of our 2006 branded generic sales.
     Generic Pharmaceutical Products

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

     Sales to Licensees and Others

			Change
(in thousands)	2006	2005	$	%
Specialty generics	$34,855	$31,814	$3,041	10%
     Sales to licensees and others increased by $3,041,000 or 10% compared to 2005. The increased sales are due to our increased focus on geographic expansion and growth.
     Licensing and Collaboration Revenues

			Change
(in thousands)	2006	2005	$	%
Specialty generics	$515	$273	$242	89%
Drug delivery	8,366	6,149	2,217	36%

Total	$8,881	$6,422	$2,459	38%

     Licensing and collaboration revenues accounted for approximately 8% of total revenues at December 31, 2006 and increased by approximately $2,459,000, or approximately 38%, compared to 2005. These revenues include royalties totaling $8,341,000 from sales of Testim. Also included in licensing and collaboration revenues are revenues of approximately $515,000 related to product licensing activities in Europe in 2006 compared to $274,000 in 2005.
     Gross Profit

			Change
(in thousands)	2006	2005	$	%
Specialty generics	$51,255	$45,420	$5,835	13%
Drug delivery	8,366	6,149	2,217	36%

Total	$59,621	$51,569	$8,052	16%

     Gross profit increased by approximately $8,052,000, or 16%, in 2006, when compared to 2005. Gross margins on net product sales increased from 49% in 2005 to 50% in 2006.
     Selling and Marketing Expenses

			Change
(in thousands)	2006	2005	$	%
Specialty generics	$16,153	$16,347	$(194)	-1%
Drug delivery	—	—	—	—

Total	$16,153	$16,347	$(194)	-1%

     Selling and marketing expenses decreased by approximately $194,000, or 1% in 2006, when compared to 2005, partially through the efficient use of our selling and marketing resources. Selling and marketing expenses decreased as a percentage of net product sales to 16% in 2006, compared to 18% in 2005.

     General and Administrative Expenses

			Change
(in thousands)	2006	2005	$	%
Specialty generics	$7,391	$8,930	$(1,539)	-17%
Drug delivery	7,410	2,475	4,935	199%

Total	$14,801	$11,405	$3,396	30%

     General and administrative expenses for 2006 increased by $3,396,000 or 30% over 2005. As a percentage of total revenues, general and administrative expenses were 14% in 2006, compared to 12% in 2005. The increase resulted in part from the recording of $1,126,000 of share-based compensation in the current year which was not required to be recorded in prior years, of which we have allocated $966,000 to our drug delivery segment. Drug delivery general and administrative expenses also include approximately $600,000 of executive severance costs. General and administrative expenses also include intersegment allocations between the drug delivery and specialty generics businesses resulting from intercompany agreements. However, except in the presentation of our segment information, these allocations do not effect our consolidated results of operations.
     Research and Development Expenses

			Change
(in thousands)	2006	2005	$	%
Specialty generics	$1,777	$1,378	$399	29%
Drug delivery	8,682	4,422	4,260	96%

Total	$10,459	$5,800	$4,659	80%

     Research and development expenses increased 80% when compared to 2005. The increase resulted from continued investments in our research and development programs for our drug delivery technologies, primarily for NasulinTM, our intranasal insulin product. Research and development expenses also include approximately $664,000 of non-cash, share-based compensation expense for which there was no comparable expense recorded in 2005.
     Litigation Settlement Expenses

			Change
(in thousands)	2006	2005	$	%
Specialty generics	$10,914	$593	$10,321	*

*	Not meaningful
     Litigation settlement expenses include a $7,546,000 legal settlement and $3,368,000 of related legal expenses in 2006. We recorded the present value of our legal settlement with Ethypharm S.A. France and Ethypharm S.A. Spain in September 2006. All claims related to the litigation were dismissed with prejudice in December 2006. Legal costs related to that litigation, which were previously recorded in general and administrative expenses in 2006, 2005 and 2004, have been reclassified to litigation settlement expenses on the Consolidated Income Statements.

     Provision for Income Taxes

	2006
(in thousands)	Spain	Ireland	U.S.	Consolidated
Income (loss) before income taxes
Specialty generics	$16,239	$29	$(2,482)	$13,786
Drug delivery	—	(10,447)	2,717	(7,730)

Total income (loss) before income taxes	16,239	(10,418)	235	6,056

Provision (benefit) for income taxes	5,082	(1,315)	1,982	5,749
Valuation allowance	—	1,315	(1,982)	(667)

Net provision for income taxes	5,082	—	—	5,082

Net income (loss)	$11,157	$(10,418)	$235	$974

Effective tax rate	31%	0%	0%	84%

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
     We had tax contingencies totaling $530,000 at December 31, 2006, all of which were recorded in prior years. No additional potential tax contingencies were considered to be probable and reasonably estimable as of December 31, 2006. However, there is the possibility that the ultimate resolution of such potential contingencies could have an adverse effect on our Consolidated Financial Statements in the future.
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

	Fiscal 2006				Fiscal 2007
	Three Months Ended (Unaudited)
	3/31/06	6/30/06	9/30/06(a)(b)	12/31/06(b)	3/31/07	6/30/07	9/30/07	12/31/07(c)(d)

	(in thousands, except per share data)
Total revenues	$28,278	$28,983	$25,156	$27,054	$31,391	$31,179	$27,348	$34,769
Cost of net product sales	12,933	12,471	11,778	12,668	15,897	15,790	14,451	17,872

Gross profit	15,345	16,512	13,378	14,386	15,494	15,389	12,897	16,897
Operating expenses	11,991	11,580	19,085	11,566	11,274	13,440	12,530	16,031

Gain (loss) on sale of drug license	—	—	—	38	—	—	—	(111)

Income (loss) from operations	3,354	4,932	(5,707)	2,858	4,220	1,949	367	755
Other income (expenses)	193	187	208	31	221	278	(57)	486
Provision (benefit) for income taxes	2,393	2,484	1,730	(1,525)	2,081	1,517	911	1,025

Net income(loss)	$1,154	$2,635	$(7,229)	$4,414	$2,360	$710	$(601)	$216

Net income(loss) per common share:
Basic	$0.05	$0.12	$(0.33)	$0.20	$0.11	$0.03	$(0.03)	$0.01

Diluted	$0.05	$0.12	$(0.33)	$0.19	$0.10	$0.03	$(0.03)	$0.01

Weighted average common shares outstanding:
Basic	21,954	22,170	22,194	22,242	22,293	22,318	22,354	22,391

Diluted	23,807	22,876	22,194	22,735	22,534	22,892	22,354	23,322

(a)	Total revenues for the year ended December 31, 2006 include an increase in royalty revenues of approximately $479,000 recorded in the second quarter of 2006. This change in estimate was due to the Company’s ability to reasonably estimate future product returns on sales of Testim based on actual historical data.

(b)	Operating expenses for the year ended December 31, 2006 include litigation settlement charges of approximately $7,546,000 recorded in the third quarter of 2006 associated with the probable settlement of outstanding litigation claims. The Company recorded a tax benefit of $2,746,000 in provision for incomes taxes upon finalization of the settlement in the fourth quarter of 2006. Operating expenses also include related legal defense costs of $604,000, $733,000, $1,386,000 and $645,000 in first, second, third and fourth quarters of 2006, respectively.

(c)	Operating expenses for the fourth quarter ended December 31, 2007 include impairment charges of $1,225,000 related to the write-down of the Company’s U.S. generic simvastatin drug license and certain other U.S. generic drug projects.

(d)	Cost of net product sales and net income for the fourth quarter ended December 31, 2007 includes $378,000 and $255,000 net of tax, respectively, related to intercompany profits included in inventory which were not properly eliminated in prior quarters. The intercompany profit eliminations were not considered to be material to the prior quarters.
Liquidity and Capital Resources
     Total assets increased 29% from $134,356,000 at December 31, 2006 to $173,096,000 at December 31, 2007 and stockholders’ equity increased 16% from $100,331,000 at December 31, 2006 to $115,972,000 at December 31, 2007. The increase in stockholders’ equity primarily reflects net income during the year of $2,685,000 and the effect of fluctuations in the U.S. Dollar/Euro exchange rate, which resulted in a net increase of $10,120,000 on our balance sheet.
     Cash, cash equivalents and marketable securities increased 123% from $15,601,000 at December 31, 2006 to $34,716,000 at December 31, 2007. Uses of cash primarily included additions to fixed assets totaling $9,989,000, additions to drug licenses and related costs of $2,662,000 and the net effect of financing activities as discussed below. Cash and cash equivalents at December 31, 2007 included approximately $9,704,000 of short-term liquid investments considered to be cash equivalents.
     Total receivables increased from $32,963,000 at December 31, 2006 to $39,324,000 at December 31, 2007. Receivables increased $2,445,000, or 7% when expressed in constant currency. Receivables from one international customer totaled $2,864,000 at December 31, 2007; however, we owed the same customer approximately $264,000 for co-marketing expenses at December 31, 2007. Revenues from this customer are recorded net of the related co-marketing costs. Receivables from our international customers generally have extended payment terms; however, we have not experienced any material delinquencies on any of our receivables that have had a material effect on our financial position, results of operations or cash flows.
     Inventories increased approximately $1,379,000 from $16,279,000 at December 31, 2006 to $17,658,000 at December 31, 2007. The increase of $1,379,000 was primarily a result of changes in foreign currency exchange rates which increased inventory by $1,907,000 and an increase in raw materials of $1,430,000, partially offset by the $1,100,000 write down of consigned inventories to their net realizable value and a decrease in finished goods inventories of $500,000.
     The combined total of accounts payable and accrued expenses increased $5,766,000 from $24,270,000 at December 31, 2006 to $30,036,000 at December 31, 2007. This increase was due to a $3,353,000 increase in purchases of inventory offset by a decrease of $557,000 of fixed assets and drug licenses in accounts payable and accrued expenses. In addition, foreign currency fluctuations increased accounts payable and accrued expenses by $2,747,000.
     Short-term borrowings and current portion of long-term debt increased from $554,000 at December 31, 2006 to $724,000 at December 31, 2007. The increase was primarily due to $116,000 drawn against the credit line as well as an increase in the portion of debt that became classified as short-term debt during the year ended December 31, 2007 of $608,000. The weighted average interest rate on our short-term borrowings and current portion of long-term debt at December 31, 2007 was 5.05%.

     Other liabilities totaled $3,607,000 in 2007, of which $1,137,000 was classified as current on the Consolidated Balance Sheet, primarily related to the settlement of litigation in 2006. At December 31, 2007, we have recorded a liability of $2,754,000, representing the net present value of the remaining settlement liability, of which $1,000,000 is classified as current.
     Operating activities in 2007 provided net cash of $14,749,000 compared to $4,502,000 in 2006. Net income, which increased to $2,685,000 in 2007, and changes in working capital accounted for the majority of the increase in cash flows from operations.
     Investing activities, primarily capital expenditures in Spain for land, improvements and equipment to upgrade the capacity of our manufacturing facilities in Spain and to increase our manufacturing and packaging capabilities with new high speed equipment, along with additions to drug licenses and related costs, used net cash of $12,651,000 in 2007.
     Financing activities during 2007 provided net cash of $14,914,000, and primarily represented the cash proceeds of approximately $14,901,000 received from borrowings, $619,000 from the exercise of stock options, offset by the following: (1) the remittance of employee tax withholding liabilities of approximately $52,000 resulting from stock option exercises, and (2) net repayments of short-term borrowings totaling $554,000.
     Long-term debt, net of current portion of $608,000, totaled $15,595,000 at December 31, 2007. On June 29, 2007, the Company’s subsidiary, Laboratorios Belmac (“Belmac”), entered into a loan agreement with a Spanish financial institution, pursuant to which Belmac borrowed 11,000,000 Euros (approximately $16,203,000 at December 31, 2007). In accordance with the loan agreement, Belmac will be charged interest on the loan at a variable rate, reset quarterly, equal to the Euro Interbank Offered Rate, plus 0.5%, plus a single, up-front fee of 0.2%. The interest rate under the loan at December 31, 2007 was 5.2%. The principal of the loan will be repaid in quarterly installments of 412,500 Euros (approximately $608,000) beginning December 31, 2008, with the balance due on December 31, 2013.
     Pursuant to financial covenants in the loan agreement, Belmac must (i) maintain a net financial debt to net equity ratio of less than 0.33 to 1; (ii) maintain a net financial debt to operating profit ratio of less than 2.75 to 1; and (iii) not have either such ratio increase in any fiscal year by more than 20% over the respective ratio from the prior fiscal year. In addition, Belmac’s obligations under the loan agreement have been guaranteed by Bentley and Bentley’s other subsidiaries in Spain. Belmac has agreed to pledge assets at the request of the financial institution if Belmac fails to comply with these financial covenants and Belmac has also agreed to not pledge any assets to any other party. The loan may be prepaid at any time without a fee. At December 31, 2007, the Company is in compliance with all financial and non-financial debt covenants.
     Long-term debt which totaled $307,000 at December 31, 2006 and was classified as current in the Consolidated Balance Sheet was repaid during 2007.

Contractual Obligations
     We have fixed contractual obligations under various agreements. Our contractual obligations were comprised of the following as of December 31, 2007:

		Payments Due By Period
		Less than 1	1 - 3	3 - 5	More than 5
(in thousands)	Total	year	years	years	years
Long-term debt	$16,203	$608	$4,860	$4,860	$5,875
Short-term borrowings	116	116	—	—	—
Capital leases	—	—	—	—	—
Operating leases	3,070	1,754	1,237	79	—
Purchase obligations (1)	8,087	7,501	586	—	—
Other current liabilities (2)	1,137	1,137	—	—	—
Other long-term liabilities (2)	2,016	—	2,016	—	—

Total contractual cash obligations (3)(4)	$30,629	$11,116	$8,699	$4,939	$5,875

(1)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase obligations primarily consist of $2.8 million for capital expenditures, $2.7 million for preclinical and clinical projects and $1.8 million related to compensation agreements with key management. Contractual obligations related to capital expenditures represent commitments made by the Company for the purchase of machinery, construction and engineering services. Purchase obligations related to preclinical and clinical projects have been estimated by management using the most recent project plans. Purchase obligations related to compensation to key management personnel under employment agreements are expected to be renewed annually unless terminated by any of the parties or amended by the Compensation Committee of the Board of Directors.

(2)	Included in other liabilities at December 31, 2007 are the present value of three annual payments of $1,000,000 to be paid in connection with the settlement of litigation in 2006 and the value of a hedging instrument obtained to reduce the currency risk on the settlement obligation, of which $1,991,000 is classified as long-term. There were no other contractual obligations included in other long-term liabilities in our Consolidated Balance Sheet as of December 31, 2007.

(3)	Not included in the chart above is an aggregate of $1,081,000, of which approximately $360,000 is current, of deferred taxes due to be paid to the Spanish Ministry of Taxes over the next three years which resulted from the sale of certain drug licenses in prior years. These deferred tax liabilities are netted against the Company’s deferred tax assets on the 2007 Consolidated Balance Sheet.

(4)	Not included in the table above are unrecognized tax benefits totaling $763,000, of which $309,000 is classified as current in the Consolidated Balance Sheet as of December 31, 2007. None of our uncertain tax positions are currently subject to ongoing examinations by taxing authorities. Additionally, we expect our unrecognized tax benefits to expire due to statute of limitations without examination by such taxing authorities.
     The expected timing of payments of the obligations discussed above are estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for obligations.
     We paid $4,000,000 in connection with our legal settlement with Ethypharm in 2006, $1,000,000 in the fourth quarter of 2007 and are obligated to make three additional payments of $1,000,000 in each of the fourth quarters of 2008, 2009 and 2010.

     We plan to continue making improvements to our manufacturing facilities during 2008 that include the acquisition of additional manufacturing equipment and expansion of our active pharmaceutical ingredients manufacturing facility, in order to accommodate our expected growth. We plan to invest $11.0 million to $13.0 million in capital expenditures during 2008, including approximately $2.8 million budgeted in 2007, that is now planned for 2008. We plan to finance these expenditures from a combination of cash flow from operations, existing cash balances, and borrowings, if required. We also plan to continue our investments in research and development projects, primarily Nasulin, our intranasal insulin product candidate.
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
Critical Accounting Policies and Estimates
     Certain of our accounting policies are particularly important to the portrayal of our financial position, and results of operations and cash flows and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies and estimates include:
•	Revenue recognition and accounts receivable.
o	Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred when the customer takes possession of the products. We provide our customers with a limited right of return. Revenue is recognized upon delivery of products and a reserve for sales returns is recorded when considered appropriate. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, and of allowances for doubtful accounts based on significant historical experience.

o	We earn royalty revenues on Auxilium’s sales of Testim, which incorporates our CPE-215 permeation enhancement technology. Since 2003, Auxilium has sold Testim to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased product prior to the units being dispensed through patient prescriptions. Historically, customer returns were not able to be reasonably estimated. Therefore, in accordance with SFAS No. 48, we deferred the recognition of royalty revenues on product shipments of Testim until the units were dispensed through patient prescriptions. During the quarter ended June 30, 2006, we recorded an increase in royalty revenues of approximately $479,000 due to a change in estimate, which, based upon historical experience, allowed us to reasonably estimate future product returns on sales of Testim.

o	We enter into licensing and supply agreements with certain customers that provide for the supply of specified products at specified prices. Our two deliverables in these agreements (the license and the product sales) do not meet the criteria for separation under Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and are therefore accounted for as one unit of account in accordance with EITF 00-21. Specifically, the license agreements contain contractual restrictions whereby the licensees are obligated to purchase the licensed products exclusively from us for the entire term of the related supply agreement. Additionally, our licensees are precluded from being able to sell, sub-lease or transfer their rights or from being able to manufacture the product in-house. Our product sales under the agreements are recognized in the same manner as our normal product sales. The license fees, which are due and payable upfront, are refundable to the customer until the customer has received marketing authorization to sell the licensed product. Accordingly, we defer the revenue recognition of the license fees until the customer obtains marketing authorization. We then recognize the license fees as revenue on a straight line basis over the term of the related supply agreement.

o	Accounts receivable are recorded at their net realizable value, generally as products are shipped or services are performed. Receivable balances are reported net of an estimated allowance for uncollectible accounts. Estimated uncollectible receivables are based on the amount and status of past due accounts, contractual terms with customers, the credit worthiness of customers and the history of our uncollectible accounts.
•	Inventories. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. We analyze our inventory on a quarterly basis and write-down inventory that has a cost basis in excess of its expected net realizable value. The determination of whether or not inventory costs will be realized requires management estimates. Actual results may differ from those estimates and require inventory to be written-down, resulting in a new cost basis until sold. Reserves for slow moving or obsolete inventories are provided based on historical experience and forecasted demand. We recorded adjustments totaling $1,090,000 to write-down inventories to their net realizable value and reserve for slow moving inventories with respect to our U.S. simvastatin products in the year ended December 31, 2007.

•	Drug licenses and related costs. Drug licenses and related costs incurred in connection with acquiring licenses, patents and other proprietary rights related to our commercially developed products are capitalized. Capitalized drug licenses and related costs are being amortized on a straight-line basis for periods not exceeding 15 years from the dates of acquisition. Carrying values of such assets are reviewed at least annually by comparing the carrying amounts to their estimated undiscounted cash flows and adjustments are made for any diminution in value. We recorded impairment changes totaling $1,433,000 to research and development expenses in the year ended December 31, 2007 as a result of such reviews.

•	Share-based compensation. Commencing January 1, 2006, we began accounting for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 (Revised). Under the fair value recognition provisions of SFAS No. 123 (Revised), share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of equity awards at the grant date requires judgment. We estimate the grant date fair value of stock options using the Black-Scholes option valuation model. This option valuation model requires the input of subjective assumptions including: (1) Expected life — the expected life (estimated period of time outstanding) of options granted is estimated based on historical exercise behaviors; (2) Volatility — the volatility of the Company’s stock is calculated on the grant date of each equity award using daily price observations over a period of time commensurate with the expected life of the award; (3) Risk-free rate — the risk-free interest rate is based on the yield curve of U.S. Treasury securities in effect at the date of the grant, having a duration commensurate with the estimated life of the award; and (4) Dividends — as we have not declared dividends, and we do not expect to declare dividends in the future, we include an annual dividend rate of 0% when calculating the grant date fair value of equity awards. Because share-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123 (Revised) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. While we recognize share-based compensation under the accelerated expense attribution method pursuant to FASB Interpretation No. 28 for all options previously accounted for under APB Opinion No. 25, we have elected to recognize share-based compensation attributable to equity awards granted subsequent to December 31, 2005 under the straight-line method which is an alternative allowed for under SFAS No. 123 (Revised). Had we elected to recognize compensation expense for new equity awards under the accelerated expense attribution method, recognition of the related compensation expense would be front-loaded in the requisite service period as opposed to being recognized evenly over the period.
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

•	Clinical trial expenses. Clinical trial expenses, which are reflected in research and development expenses, result from obligations under contract with vendors, consultants, and clinical sites in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in cash flows which are not consistent with the periods in which materials or services are provided. These costs are capitalized upon payment and expensed according to the progress of each trial as measured by patient progression and the timing of various aspects of the trial. The progress of the trials, including the level of services performed, is determined for financial reporting purposes based upon judgments made after discussions with internal personnel as well as outside service providers.

•	Provision for income taxes. We have provided for current and deferred U.S. federal, state and foreign income taxes for the current and all prior periods presented. Current and deferred income taxes have been provided with respect to jurisdictions where certain of our subsidiaries produce taxable income. We have provided a valuation allowance with respect to the remainder of our deferred income taxes, consisting primarily of net operating loss carryforwards in the U.S. and Ireland, because of uncertainty regarding their realization.

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

Effective January 1, 2007, we account for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). As a result of the implementation of FIN No. 48, we recorded a $405,000 increase in our non-current liabilities for uncertain tax positions which was accounted for as an increase to the January 1, 2007 accumulated deficit. The application of income tax law is inherently complex. Income tax laws and regulations are voluminous and often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change frequently. Changes in our subjective assumptions and judgments could have a material effect on our financial position, results of operations or cash flows. In addition, as we operate within multiple taxing jurisdictions, we are subject to audit in those jurisdictions. The ultimate resolution of tax audits may require an extended period of time. Although we believe an adequate provision has been made for uncertain tax positions, there is the possibility that the ultimate resolution of such positions could have an adverse effect on our financial position, results of operations or cash flows.

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
New Accounting Standards
          On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”) by requiring the application of a “more likely than not” threshold for the recognition and derecognition of tax positions. As a result of the implementation of FIN 48, we recorded a $405,000 increase in our non-current liabilities on January 1, 2007 for uncertain tax positions, which was accounted for as an increase to accumulated deficit. In order to conform with the balance sheet disclosure requirements of FIN 48, we also reclassified our previously recorded liabilities of $546,000 for uncertain tax positions from accrued expenses to other non-current liabilities on January 1, 2007. We had $935,000 of unrecognized tax benefits at the adoption date, all of which would affect our effective tax rate if recognized.
     On January 1, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance for measuring the fair value of assets and liabilities, and requires expanded disclosures about fair value measurements. SFAS No. 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The adoption of SFAS No. 157 did not have a material impact on our Consolidated Financial Statements.
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 becomes effective for us as of January 1, 2008. We are currently evaluating the impact SFAS No. 159 will have on our consolidated financial statements.

     In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF Issue No. 07-3”). EITF Issue No. 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF Issue No. 07-3 is effective for fiscal years beginning after December 15, 2007 and earlier application is not permitted. We often enter into agreements for research and development goods and service. As such, we are evaluating the impact that the adoption of EITF Issue No. 07-3 will have on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We have not determined the effect that the application of SFAS No. 141(R) will have on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”) which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We have not determined the effect that the application of SFAS No. 160 will have on our consolidated financial statements.
     In December 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-1, Accounting for Collaborative Agreements (“EITF Issue No. 07-1”). EITF Issue No. 07-1 provides the definition of a collaborative agreement and guidelines to assist an entity in determining whether or not it is a party in a collaborative agreement. EITF Issue No. 07-1 states that costs incurred and revenues generated from transactions with third parties shall be reported in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF Issue No. 07-1 also provides minimum disclosure requirements for an entity’s collaboration agreements and transition guidance. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2008. We are evaluating the impact that the adoption of EITF Issue No. 07-1 will have on our consolidated financial statements.
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency. A substantial amount of our business is conducted in Europe and is therefore influenced to the extent to which there are fluctuations in the U.S. Dollar’s value against other currencies, specifically the Euro. Assets and liabilities of each foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Exchange rates for periods ending and ended December 31, 2007, 2006 and 2005 are as follows:

U.S. Dollars per Euro	2007	2006	2005
Weighted average exchange rate	1.37	1.26	1.24
Exchange rate	1.47	1.31	1.19
     After we concluded our settlement of intellectual property litigation in 2006, we entered into forward contracts designed to reduce the effect of fluctuations in foreign currency on the litigation settlement payments scheduled to be made annually through 2010. These contracts are subject to foreign currency risk. Additionally, we have short-term foreign currency denominated debt. We applied a sensitivity analysis to reflect the impact that a 10% hypothetical change in the foreign currency rates would have on the value of our forward contracts and foreign currency denominated debt.

	Favorable (Unfavorable)
	Assuming a	Assuming a
	10% Increase	10% Decrease
Financial instrument:	in FX Rates	in FX Rates	Impact on

Forward contracts (Euro)	$(254,351)	$309,136	Fair value
Foreign currency denominated debt	$(1,617,000)	$1,617,000	Fair value
     There are many economic factors that can affect volatility in foreign exchange rates. As such factors cannot be predicted, the actual impact on earnings due to a change in the respective rates could vary substantially from the amounts calculated above.
     The net effect of foreign currency translation on our Consolidated Balance Sheet during the year ended December 31, 2007 was an increase of $10,120,000 and the cumulative historical effect was an increase of $18,992,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive income. The carrying value of assets and liabilities can be materially impacted by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, we do not plan to modify our business practices.
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
     Interest Rates. The interest rate on our long-term debt of $15,595,000 at December 31, 2007 was 5.02%. The interest rate on our long-term debt is variable and resets quarterly. The effect of an increase in interest rates of one percentage point (one hundred basis points) to an average of 6.02% on our long-term debt would have the effect of increasing interest expense by approximately $156,000 annually; however, no payments are due under the loan agreement until December 31, 2008. The weighted average interest rate on our short-term borrowings totaling $724,000 at December 31, 2007 was 5.05%. The effect of an increase in the interest rate of one percentage point (one hundred basis points) to 6.05% on our short-term borrowings would have the effect of increasing interest expense by approximately $7,000 annually.
Item 8. Financial Statements and Supplementary Data
     See Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Management has concluded that the controls over the consolidation process for one of the Company’s subsidiaries were not effective as of December 31, 2007 and represented a material weakness, as described below in management’s report on internal control over financial reporting. Based on this evaluation and the material weakness described below, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2007.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Notwithstanding the existence of the material weakness described below in management’s report on internal control over financial reporting, the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
(b) Management’s Annual Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
     Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made in accordance with authorizations of our management and Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.
     A “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Material Weakness in consolidation process for one of the Company’s subsidiaries
     Based on our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, management identified a material weakness related to the inadequate design of our controls related to our ability to apply generally accepted accounting principles as they relate to identifying, reconciling, and appropriately eliminating intercompany balances for one of our subsidiaries. This material weakness resulted in a post-closing adjustment proposed to and recorded in the Company’s consolidated financial statements affecting inventory and cost of sales. This adjustment is reflected in the accompanying consolidated financial statements for the year ended December 31, 2007, and was not material; however there is a reasonable possibility that a material misstatement of the annual or interim financial statements could have occurred and not be prevented or detected on a timely basis.
     Because of the material weakness described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on criteria in Internal Control — Integrated Framework issued by the COSO.
     Deloitte & Touche LLP, our independent registered public accounting firm which also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Bentley Pharmaceuticals, Inc.
Exeter, New Hampshire
     We have audited Bentley Pharmaceuticals, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
     The Company did not design effective controls over the consolidation process for one of the Company’s subsidiaries with respect to identifying, reconciling, and appropriately eliminating certain intercompany balances in the appropriate accounting period.
     This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2007, and this report does not affect our report on such financial statements.

     In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and our report dated March 17, 2008, expressed an unqualified opinion on those financial statements, and includes an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective January 1, 2007.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 17, 2008

(c) Changes in Internal control over Financial Reporting.
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management remediation plan
     During the first quarter of 2008, management added to its internal control over financial reporting a specific control procedure designed to remediate the material weakness described above.
Item 9B. Other Information
     Not applicable.

Part III
Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

Name	Age	Position
James R. Murphy	58	Chairman, Chief Executive Officer and Director
Michael McGovern	64	Vice Chairman and Director
John A. Sedor	63	President
Richard P. Lindsay	46	Vice President, Chief Financial Officer, Treasurer and Secretary
Adolfo Herrera	48	Managing Director of European Subsidiaries
Miguel Fernandez	77	Director
F. Ross Johnson	76	Director
Edward J. Robinson	67	Director
John W. Spiegel	67	Lead Director
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
     John A. Sedor joined Bentley as President in August 2005. From 2001 to May 2005, he served as President and Chief Executive Officer for Sandoz Inc., based in Princeton, N.J. In this role, Mr. Sedor oversaw all aspects of Sandoz, the North American arm of Novartis Generics where his responsibilities included Sales and Marketing, Research and Development, Operations and Product Manufacturing, Business Development and Strategy. From 1998-2001, he served as President and Chief Executive

Officer of Verion, Inc., a drug delivery company. Prior thereto, Mr. Sedor served as President and Chief Executive Officer of Centeon, a joint venture between two major multinational corporations, Rhône-Poulenc Rorer and Hoechst AG. Prior thereto, Mr. Sedor served as Executive Vice President at Rhône-Poulenc Rorer, Revlon Healthcare and Parke Davis. Mr. Sedor received his BS, Pharmacy/Chemistry from Duquesne University in 1970.
     Richard P. Lindsay, joined Bentley as the Vice President of Finance and Chief Financial Officer of Bentley in September 2006. Previously, Mr. Lindsay was a self-employed independent consultant since October 2005. Mr. Lindsay served as Executive Vice President and Chief Financial Officer of StockerYale, Inc., a publicly traded photonics company, from August 2004 to October 2005 and was the Interim Controller of the University of Rhode Island from August 2003 to July 2004. Mr. Lindsay also served as Chief Financial Officer of Boston Beer Company, a publicly traded brewer of craft beers, from 1999 to 2003, where he was responsible for all finance, IT and international business development functions for the company. Prior to his employment with Boston Beer Company, Mr. Lindsay served as a Senior Consultant for KPMG, LLP, an international accounting firm, after completing his service in the U.S. Navy Submarine Service. Mr. Lindsay received his MBA (honors) from Northeastern University and a BS in Management with a concentration in Accounting and a minor in Economics from the University of Massachusetts. He is a Certified Public Accountant.
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
     F. Ross Johnson has served as one of our directors since 2004. Mr. Johnson has been the Chairman and Chief Executive Officer of RJM Group, a management advisory and investment firm, since 1989. Prior to 1989, Mr. Johnson served as President and Chief Executive Officer of RJR/Nabisco, Inc. He received a Bachelor of Commerce from the University of Manitoba, Canada and an MBA from the University of Toronto and has received several honorary degrees. Mr. Johnson has served on the board of 27 public companies over the past 35 years. He currently serves on the board of directors of AuthentiDate Holding Corporation, Bennett Advisory Group — Palm Beach, Quebecor — Ontario, University of Toronto, and Black & McDonald Ltd.
     Edward J. Robinson has served as one of our directors since 2004. Mr. Robinson served as Chief Operating Officer of Meditrust Operating Company, a healthcare REIT, in 1998. Previously he was the President and Chief Operating Officer of Avon Products, Inc., a public beauty products company, from 1993 to 1997, and Executive Vice President and Chief Financial Officer of Avon Products, Inc. from 1989 to 1992. Prior thereto, he held various positions with RJR Nabisco and its predecessor companies, Standard Brands and Nabisco Brands, including Executive Vice President, Chief Financial Officer, Vice President — Treasurer and Senior Vice President — Controller. Mr. Robinson servers on the board of directors of Medical Staffing Network Holdings, Inc. and also serves on the Advisory Board of W.R. Capital

Management L.P. He received a B.A. in Business Administration from Iona College. Mr. Robinson is a Certified Public Accountant licensed by the State of New York. Mr. Robinson has been retired since 1998.
     John W. Spiegel has served as one of our directors since June 2002. Mr. Spiegel served as Vice Chairman and Chief Financial Officer of SunTrust Banks, Inc. from August 2000 until August 2004. Prior to August 2000, Mr. Spiegel was an Executive Vice President and Chief Financial Officer of SunTrust Banks since 1985. Mr. Spiegel also serves on the Board of Directors of HomeBanc Corp., Rock-Tenn Company, S1 Corporation and Colonial Properties Trust and is a member of the Dean’s Advisory Council of the Goizueta Business School at Emory University. Mr. Spiegel received an MBA from Emory University.
Audit Committee
     The information called for by this item regarding Bentley’s Audit Committee, including the Committee’s financial expert, is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and any persons who own more than 10% of any class of our equity securities, to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and the New York Stock Exchange and to furnish us with copies of such reports. To the best of our knowledge during the year ended December 31, 2007, all Section 16(a) filing requirements have been satisfied.
Other Information
     As required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, on June 26, 2007, our Chief Executive Officer submitted the Annual CEO Certification to the New York Stock Exchange, certifying that he was not aware of any violation by Bentley of the New York Stock Exchange’s corporate governance listing standards, without qualification.
     We filed with the SEC as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2007 (which exhibits are identified as Exhibit 31.1 and Exhibit 31.2) certifications by our Chief Executive Officer and Chief Financial Officer regarding the quality of our public disclosures in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
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
Item 11. Executive Compensation
     The information called for by this item is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information called for by this item is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
     The information called for by this item is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
     The information called for by this item is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Part IV
Item 15. Exhibits, Financial Statement Schedules

Page Herein
(a)	The following documents are filed as a part of this report:

(1) Financial Statements:

	Consolidated Financial Statements of Bentley Pharmaceuticals, Inc. and Subsidiaries	F-1 to F-40

(2) Financial Statement Schedules:

None

(3) Exhibits — See index beginning on page 77
(b)	The exhibits filed as a part of this annual report on Form 10-K are listed on the Exhibit Index immediately preceding the signature page. The Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation of the Registrant, as amended and restated. (Reference is made to Appendix B to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed on May 18, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

3.2	Amendment of Restated Articles of Incorporation of the Registrant. (Reference is made to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

3.3	Bylaws of the Registrant, as amended and restated. (Reference is made to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.1	Renewed Rights Agreement dated as of December 21, 2004 between Bentley Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including the form of Rights certificate as Exhibit B thereto and the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit C thereto. (Reference is made to Exhibit 4.1 to the Registrant’s Form 8-K, filed on December 21, 2004, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.1*	Registrant’s Amended and Restated 1991 Stock Option Plan. (Reference is made to Appendix D to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed on May 18, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.2*	Form of Non-qualified Stock Option Agreement under the Registrant’s 1991 Stock Option Plan. (Reference is made to Exhibit 4.25 to the Registrant’s Form 10-K for the year ended June 30, 1992, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.3*	Registrant’s 2001 Employee Stock Option Plan. (Reference is made to Appendix B to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed on April 9, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.4*	Registrant’s 2001 Directors’ Stock Option Plan. (Reference is made to Appendix C to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed on April 9, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

Exhibit
Number	Description

10.5*	Form of Stock Option contract under the Registrant’s 2001 Employee Stock Option Plan. (Reference is made to Exhibit 4.8 to the Registrant’s Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.6*	Form of Stock Option contract under the Registrant’s 2001 Directors’ Stock Option Plan. (Reference is made to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.7*	Amendment No. 1 to the Registrant’s 2001 Employee Stock Option Plan. (Reference is made to Exhibit 4.10 to the Registrant’s Form 10-K for the year ended December 31, 2003, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.8*	Amendment No. 2 to the Registrant’s 2001 Employee Stock Option Plan. (Reference is made to Exhibit 4.11 to the Registrant’s Form 10-K for the year ended December 31, 2003, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.9*	Amendment No. 1 to the Registrant’s 2001 Directors’ Stock Option Plan. (Reference is made to Exhibit 4.12 to the Registrant’s Form 10-K for the year ended December 31, 2003, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.10*	Amendment No. 2 to the Registrant’s 2001 Directors’ Stock Option Plan. (Reference is made to Exhibit 4.13 to the Registrant’s Form 10-K for the year ended December 31, 2003, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.11*	Form of Incentive Stock Option Certificate under the Registrant’s Amended and Restated 2005 Equity and Incentive Plan. (Reference is made to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.12*	Form of Non-Statutory Stock Option Certificate under the Registrant’s Amended and Restated 2005 Equity and Incentive Plan. (Reference is made to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.13*	Bentley Pharmaceuticals, Inc. Amended and Restated 2005 Equity and Incentive Plan. (Reference is made to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated May 23, 2006, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.14*	Form of Restricted Stock Unit Certificate (Non-employee Directors) under the Registrant’s Amended and Restated 2005 Equity and Incentive Plan. (Reference is made to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

Exhibit
Number	Description

10.15*	Form of Restricted Stock Unit Certificate (Employees) under the Registrant’s Amended and Restated 2005 Equity and Incentive Plan. (Reference is made to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.16*	Ordinary Labor Contract dated as of February 12, 1998 between the Registrant’s wholly-owned subsidiary, Laboratorios Belmac, S.A. and Adolfo Herrera. (Reference is made to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended December 31, 2005, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.17*†	Letter Agreement dated December 13, 2007 by and between Laboratorios Belmac, S.A. and Adolfo Herrera Málaga.

10.18*	Amended and Restated Employment Agreement dated as of August 20, 2007 between the Registrant and James R. Murphy. (Reference is made to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.19*	Employment Agreement dated as of August 27, 2005 between the Registrant and John A. Sedor. (Reference is made to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.20*	Employment Agreement dated as of September 11, 2006 by and between the Registrant and Richard P. Lindsay. (Reference is made to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated September 11, 2006, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.21*†	Letter Agreement dated March 17, 2008 amending the Employment Agreement between the Registrant and Richard P. Lindsay.

10.22*	Information on remuneration of non-employee members of the Board of Directors. (Reference is made to Item 1.01 of the Registrant’s Current Report on Form 8-K dated May 23, 2006, Commission File No. 1-10581, which item is incorporated herein by reference.)

10.23	Asset Purchase Agreement between the Registrant and Yungtai Hsu dated February 1, 1999, effective as of December 31, 1998. (Reference is made to Exhibit 7.1 to the Registrant’s Form 8-K filed on February 26, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.24	Letter Amendment dated February 8, 2008 between the Registrant and Yungtai Hsu effective December 31, 2007. (Reference is made to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 13, 2008, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

Exhibit
Number	Description

10.25	License Agreement between the Registrant and Auxilium A2, Inc. dated May 31, 2000, including Amendment No. 1 thereto dated October 2000 and Amendment No. 2 dated May 31, 2001. (Reference is made to Exhibit 10.10 to Amendment No. 2 to the Registrant’s Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.26	Amendment No. 3 dated September 6, 2002 to License Agreement between the Registrant and Auxilium Pharmaceuticals, Inc. dated May 31, 2000. (Reference is made to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2002, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.27	Amendment No. 4 dated March 25, 2004 to License Agreement between the Registrant and Auxilium Pharmaceuticals, Inc. dated May 31, 2000. (Reference is made to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended December 31, 2005, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.28	License Agreement between the Registrant and Auxilium Pharmaceuticals, Inc. dated May 31, 2001 relating to products using Dihydrotestosterone. (Reference is made to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2002, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.29	Amendment No. 1 dated September 6, 2002 to License Agreement between the Registrant and Auxilium Pharmaceuticals, Inc. dated May 31, 2001 related to products using Dihydrotestosterone. (Reference is made to Exhibit 10.13 to the Registrant’s Form 10-K for the year ended December 31, 2002, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.30	Settlement Term Sheet Agreement, dated September 29, 2006, between Ethypharm S.A. France, Ethypharm S.A. Spain, the Registrant and Laboratorios Belmac S. A. (Reference is made to Exhibit 10.29 to the Registrant’s Form 10-K for the year ended December 31, 2006, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

21.1†	Subsidiaries of the Registrant.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENTLEY PHARMACEUTICALS, INC.

By:	/s/ James R. Murphy James R. Murphy
Chairman and Chief
Executive Officer
Date: March 17, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James R. Murphy James R. Murphy	Chairman, Chief Executive Officer and Director (principal executive officer)	March 17, 2008

/s/ Michael McGovern Michael McGovern	Vice Chairman and Director	March 17, 2008

/s/ Richard P. Lindsay Richard P. Lindsay	Vice-President, Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 17, 2008

/s/ Robert P. Hebert Robert P. Hebert	Controller, Assistant Treasurer and Assistant Secretary (principal accounting officer)	March 17, 2008

/s/ Miguel Fernandez Miguel Fernandez	Director	March 17, 2008

/s/ F. Ross Johnson F. Ross Johnson	Director	March 17, 2008

/s/ Edward J. Robinson Edward J. Robinson	Director	March 17, 2008

/s/ John W. Spiegel John W. Spiegel	Lead Director	March 17, 2008

Index to Consolidated Financial Statements of
Bentley Pharmaceuticals, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Bentley Pharmaceuticals, Inc.
Exeter, New Hampshire
We have audited the accompanying consolidated balance sheets of Bentley Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated income statements, statements of changes in stockholders’ equity, and statements of cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bentley Pharmaceuticals, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective January 1, 2007 and Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment, effective January 1, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 17, 2008

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data)	December 31,	December 31,
	2007	2006
Assets

Current assets:
Cash and cash equivalents	$33,706	$12,424
Marketable securities	1,010	3,177
Receivables, net	39,324	32,963
Inventories	17,658	16,279
Deferred taxes	1,067	1,049
Prepaid expenses and other	1,915	1,798

Total current assets	94,680	67,690

Non-current assets:
Fixed assets, net	59,191	48,556
Drug licenses and related costs, net	16,624	16,026
Restricted cash	1,000	1,000
Deferred taxes	676	240
Other	925	844

Total non-current assets	78,416	66,666

Total assets	$173,096	$134,356

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$19,413	$14,566
Accrued expenses	10,623	9,704
Short-term borrowings	116	247
Current portion of long-term debt	608	307
Deferred income	1,186	1,045
Other current liabilities	1,137	1,518

Total current liabilities	33,083	27,387

Non-current liabilities:
Long-term debt	15,595	—
Deferred income	5,976	3,899
Other	2,470	2,739

Total non-current liabilities	24,041	6,638

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 2,000 shares, issued and outstanding, none	—	—
Common stock, $0.02 par value, authorized 100,000 shares, issued and outstanding, 22,376 and 22,262 shares	447	445
Additional paid-in capital	143,269	140,030
Accumulated deficit	(46,736)	(49,016)
Accumulated other comprehensive income	18,992	8,872

Total stockholders’ equity	115,972	100,331

Total liabilities and stockholders’ equity	$173,096	$134,356

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Income Statements

(in thousands, except per share data)	For the Year Ended December 31,
	2007	2006	2005
Revenues:
Net product sales	$112,999	$100,590	$91,308
Licensing and collaboration revenues	11,688	8,881	6,422

Total revenues	124,687	109,471	97,730

Cost of net product sales	64,010	49,850	46,161

Gross profit	60,677	59,621	51,569

Operating expenses:
Selling and marketing	18,523	16,153	16,347
General and administrative	17,073	14,801	11,405
Research and development	13,600	10,459	5,800
Litigation settlement	—	10,914	593
Separation costs	2,020	—	—
Depreciation and amortization	2,059	1,895	1,758

Total operating expenses	53,275	54,222	35,903

(Loss) gain on sale of drug license	(111)	38	—

Income from operations	7,291	5,437	15,666

Other income (expenses):
Interest income	1,092	820	928
Interest expense	(598)	(158)	(211)
Other, net	434	(43)	12

Income before income taxes	8,219	6,056	16,395

Provision for income taxes	5,534	5,082	5,476

Net income	$2,685	$974	$10,919

Net income per common share:
Basic	$0.12	$0.04	$0.51

Diluted	$0.12	$0.04	$0.48

Weighted average common shares outstanding:
Basic	22,339	22,141	21,558

Diluted	22,957	23,068	22,929

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)					Accumulated
	$0.02 Par Value		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at January 1, 2005	21,312	$426	$140,418	$(60,909)	$9,722	$89,657
Comprehensive income (loss):
Net income	—	—	—	10,919	—	10,919
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(7,962)	(7,962)

Comprehensive income						$2,957

Exercise of stock options	1,021	20	4,055	—	—	4,075
Purchase of treasury shares	(430)	(8)	(5,313)	—	—	(5,321)
Stock-based compensation	20	—	221	—	—	221

Balance at December 31, 2005	21,923	438	139,381	(49,990)	1,760	91,589
Comprehensive income:
Net income	—	—	—	974	—	974
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	7,112	7,112

Comprehensive income						$8,086

Exercise of stock options	741	15	3,937	—	—	3,952
Purchase of treasury shares	(418)	(8)	(5,442)	—	—	(5,450)
Stock-based compensation	16	—	2,154	—	—	2,154

Balance at December 31, 2006	22,262	445	140,030	(49,016)	8,872	100,331
Comprehensive income:
Net income	—	—	—	2,685	—	2,685
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	10,120	10,120

Comprehensive income						$12,805

Cumulative effect of change in accounting from the implementation of FIN48	—	—	—	(405)	—	(405)

Exercise of stock options and vesting of restricted stock units	97	2	617	—	—	619
Purchase of treasury shares	(4)	—	(52)	—	—	(52)
Stock-based compensation	21	—	2,674	—	—	2,674

Balance at December 31, 2007	22,376	$447	$143,269	$(46,736)	$18,992	$115,972

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)	For the Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$2,685	$974	$10,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,712	5,570	5,096
Non-cash charge for inventory write-down and reserves	425	—	—
Non-cash charge for write-down of intangible assets	1,433	—	—
Foreign currency gains	(200)	(133)	—
Loss (gain) on sale of drug license	111	(38)	—
Stock-based compensation expense	2,674	2,154	280
Change in fair value of derivative instrument	105	186	—
Loss on disposal of assets	317	208	481
Other non-cash items	12	12	38
(Increase) decrease in assets and increase (decrease) in liabilities:
Receivables, net	(2,445)	(3,129)	(2,529)
Inventories	106	(2,691)	(3,701)
Deferred income taxes	(265)	(1,731)	(1,160)
Prepaid expenses and other current assets	(4)	343	(809)
Other assets	(26)	(31)	(681)
Accounts payable and accrued expenses	3,017	(2,663)	4,900
Deferred income	1,441	1,401	(173)
Other liabilities	(1,349)	4,070	(65)

Net cash provided by operating activities	14,749	4,502	12,596

Cash flows from investing activities:
Additions to fixed assets	(9,989)	(15,313)	(11,018)
Additions to drug licenses and related costs	(2,662)	(2,772)	(2,045)
Proceeds from the sale of fixed assets	30	—	—
Proceeds from sale of drug license	43	—	—
Proceeds from maturity of investments	3,177	—	461
Purchase of investments	(901)	(2,409)	(461)

Net cash used in investing activities	(10,302)	(20,494)	(13,063)

(Continued on following page)
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Concluded)

(in thousands)	For the Year Ended December 31,
	2007	2006	2005
Cash flows from financing activities:
Proceeds from the exercise of stock options	$619	$450	$2,028
Remittance of employee tax liabilities in exchange for common stock tendered to the Company	(52)	(1,948)	(2,292)
Purchases of treasury stock	—	—	(1,041)
Proceeds from borrowings	14,901	1,643	1,938
Repayment of borrowings	(554)	(4,281)	(1,659)

Net cash provided by (used in) financing activities	14,914	(4,136)	(1,026)

Effect of exchange rate changes on cash	1,921	168	(353)

Net increase (decrease) in cash and cash equivalents	21,282	(19,960)	(1,846)

Cash and cash equivalents at beginning of year	12,424	32,384	34,230

Cash and cash equivalents at end of year	$33,706	$12,424	$32,384

Supplemental Disclosures of Cash Flow Information

The Company paid cash during the year for:
Interest	$226	$118	$204

Foreign income taxes	$4,650	$4,555	$4,231

Supplemental Disclosures of Non-Cash Financing and Investing Activities

The Company has issued Common Stock as stock-based compensation in lieu of cash during the year as follows:
Shares	21	16	20

Amount	$223	$208	$221

Amounts included in accounts payable at end of year for fixed asset and drug license purchases	$1,404	$1,869	$2,675

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
          Bentley’s pharmaceutical product sales and licensing activities are based primarily in Spain, where it has a significant commercial presence and manufactures and markets approximately 200 product presentations (stock keeping units, or SKUs) through three wholly-owned Spanish subsidiaries: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. Bentley’s products are in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. Although most of the Company’s sales of these products are currently in the Spanish market, it has recently focused on increasing sales in other European countries and other geographic regions through strategic alliances with companies in these territories. The Company continually adds to its product portfolio in response to increasing market demand for generic and branded generic therapeutic agents and, when appropriate, divests portfolio products considered to be redundant or that have become non-strategic. The Company manufactures its finished dosage pharmaceutical products in its Spanish manufacturing facility which received approval from the U.S. Food and Drug Administration (“FDA”) in late 2006 for the manufacture of its first U.S. generic product. The Company, through its Spanish subsidiary, Bentley A.P.I., owns a manufacturing facility in Spain that specializes in the manufacturing of several API products. This facility has also been approved by the FDA for the manufacture of one ingredient for marketing and sale in the U.S. The Company markets its API products through its Spanish subsidiary, Bentley A.P.I. The Company also has an Irish subsidiary, Bentley Pharmaceuticals Ireland Limited, which launched its first product in late 2006.
          Bentley is also in the business of development, licensing and commercialization of pharmaceutical products utilizing its validated drug delivery technology. Bentley has U.S. and international patents and other proprietary rights to technologies that facilitate the absorption of drugs. Bentley develops and co-develops products that incorporate its drug delivery technologies. Bentley’s platform drug delivery technology utilizes CPE-215 to enhance permeation and absorption of pharmaceutical molecules across biological membranes such as the skin, nasal mucosa and eye. Bentley has licensed applications of its proprietary CPE-215 drug delivery technology to Auxilium Pharmaceuticals, Inc. (“Auxilium”), which launched Testim, the first product incorporating its CPE-215 drug delivery technology, in the United States in February 2003.
          On October 23, 2007 the Company announced a plan to spin-off its drug delivery business in a transaction that is subject to a number of conditions. Management expects that shares of the new specialty pharmaceutical drug delivery company, CPEX Pharmaceuticals, Inc., will be distributed to Bentley stockholders by means of a stock dividend. On the record date, which has not yet been set, each Bentley stockholder will be entitled to receive shares of CPEX in connection with the spin-off of the drug delivery

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
business. The spin-off would result in CPEX operating as an independent entity with publicly traded common stock. Bentley would not have any ownership interest in CPEX subsequent to the spin-off.
          In connection with the spin-off, CPEX and Bentley expect to enter into a series of agreements, including a separation and distribution agreement, a transition services agreement, an employee matters agreement and a tax allocation agreement. Consummation of the spin-off is subject to several conditions, including final approval by the Bentley Board of Directors, approval for listing of CPEX common stock on a national securities exchange, and the effectiveness of the Form 10 filed with the Securities and Exchange Commission for the registration of the securities of CPEX. Approval by Bentley’s stockholders is not required as a condition to the consummation of the proposed spin-off.
          The Company has incurred and is expected to continue to incur legal, tax and other strategic consulting costs specifically associated with the planned spin-off. These costs totaled $2,020,000 for the year ended December 31, 2007 and have been reported as separation costs within operating expenses in the Company’s Consolidated Income Statements.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation and foreign currency translation
          The consolidated financial statements include the accounts of Bentley Pharmaceuticals, Inc. and its wholly-owned subsidiaries: Pharma de Espana, Inc. and its wholly-owned subsidiaries, Bentley A.P.I. S.L. and Laboratorios Belmac S.A. and its wholly-owned subsidiaries, Laboratorios Davur S.L. and Laboratorios Rimafar S.L.; Bentley Park, LLC; Belmac Jamaica, Ltd.; Bentley Pharmaceuticals Ireland Limited; and CPEX Pharmaceuticals, Inc. and its wholly-owned subsidiary, CPEX Pharma, Inc. During fiscal 2007, the Company dissolved the following inactive wholly-owned subsidiaries: Bentley Healthcare Corporation and its wholly owned subsidiary, Belmac Hygiene, Inc.; Belmac Health Corporation; Belmac Holdings, Inc. and its wholly-owned subsidiary, Belmac A.I., Inc.; and B.O.G. International Finance, Inc. All intercompany balances have been eliminated in consolidation. The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of each foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency translation gains and losses are credited to or charged against other comprehensive income in the Consolidated Balance Sheets. Foreign currency gains and losses arising from cash transactions are credited to or charged against current earnings. Exchange rates as of, and for the years ended December 31, 2007, 2006 and 2005 are as follows:

U.S. Dollars per Euro	2007	2006	2005
Weighted average exchange rate	1.37	1.26	1.24
Exchange rate	1.47	1.31	1.19
          The net effect of foreign currency translation on the Company’s net assets during the years ended December 31, 2007, 2006 and 2005 was an increase of $10,120,000, an increase of $7,112,000 and a decrease of $7,962,000, respectively, which have been included in other comprehensive income. The cumulative historical effect of foreign currency translation as of December 31, 2007 and 2006 was $18,992,000 and $8,872,000, respectively, as reflected in accumulated other comprehensive income.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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
          Included in cash and cash equivalents at December 31, 2007 and 2006 are approximately $9,704,000 and $357,000, respectively, of short-term investments considered to be cash equivalents, as the original maturity dates of such investments were three months or less when purchased.
          The Company acquired intellectual property during the year ended December 31, 2003 for $1,000,000 plus future royalties on sales and licensing income received through February 14, 2020. In connection with the acquisition, the Company obtained a renewable, irrevocable letter of credit in the amount of $1,000,000 in favor of the assignor to guarantee future royalty payments. The $1,000,000 used to secure the letter of credit has been classified as restricted cash in the Consolidated Balance Sheets as of December 31, 2007 and 2006.
Marketable securities
          The Company has investments in Spanish government treasury bills, with maturities of greater than three months when purchased, totaling $1,010,000 and $3,177,000 as of December 31, 2007 and 2006, respectively, which are classified as available-for-sale. The Company’s investments are carried at amortized cost, which approximates fair value due to the short-term nature of these investments. Accordingly, no unrealized gains or losses have been recognized with respect to these investments. Should the fair values differ significantly from the amortized costs, changes in fair market value resulting in unrealized gains or losses would be included as a component of other comprehensive income.
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

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Fixed assets
          Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the following estimated economic lives of the assets:

Years
Buildings and improvements	30
Equipment	3-7
Furniture and fixtures	5-7
Other	5
          Expenditures for replacements and improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Leasehold improvements are amortized over the lesser of the useful life of the assets or over the life of the respective lease. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are removed from the accounts and any gain or loss is recognized currently.
Drug licenses and related costs
          Drug licenses and related costs incurred in connection with acquiring licenses, patents, and other proprietary rights related to the Company’s commercially developed products are capitalized. Capitalized drug licenses and related costs are amortized on a straight-line basis for periods not exceeding fifteen years from the dates of acquisition. In accordance with the guidelines in Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company has reviewed its intangible assets for impairment in accordance with the recognition and measurement provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Values of such assets are reviewed at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired, comparing the carrying amounts to their estimated future undiscounted cash flows and adjusting for any diminution in value. The Company recorded impairment losses of $1,433,000 in the year ended December 31, 2007 related to the write-down of its U.S. generic simvastatin drug license and certain other U.S. generic drug projects. At December 31, 2007, the Company also reassessed the useful lives of its remaining drug licenses and related costs and has determined that the estimated useful lives are appropriate for determining amortization expense.
Other liabilities
          In 2006, the Company and its subsidiary, Laboratorios Belmac, settled all outstanding litigation with Ethypharm S.A. Spain and Ethypharm S.A. France (together, “Ethypharm”). The Ethypharm claims alleged that the manufacture and sale by Laboratorios Belmac of omeprazole and other pharmaceutical products used Ethypharm’s proprietary pellet technology or infringed Ethypharm’s patents. As a result of the settlement, the Company recorded a $7,546,000 charge in 2006 representing the present value of the $8,000,000 settlement, discounted at a rate of 4.72%. In accordance with the payment terms of the settlement, $4,000,000 was paid in the fourth quarter of 2006, $1,000,000 was paid in the fourth quarter of 2007 and the three remaining annual payments of $1,000,000 will be paid in each of the fourth quarters of 2008, 2009 and 2010. At December 31, 2007 and December 31, 2006, the Company had $2,754,000 and $3,590,000, respectively recorded in the Consolidated Balance Sheets, representing the net present value of the remaining liability on those dates, of which $1,000,000 is classified as other current liabilities in both years. The Company incurred related litigation defense costs of approximately $3,368,000 and $593,000 in the years ended December 31, 2006 and 2005, respectively. The litigation related charges are

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
recorded in litigation settlement expenses on the Company’s Consolidated Income Statements. The Company amortized $175,000 and $43,000 of the net present value discount to interest expense in the years ended December 31, 2007 and 2006, respectively.
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
          In October of 2006 the Company entered into four cash flow hedges designed to reduce the effect of fluctuations in foreign currency on scheduled litigation settlement payments. At December 31, 2007, there were three outstanding contracts remaining, with an aggregate notional amount of $3.0 million that are expected to mature over the next three years. These hedges are not expected to be highly effective in offsetting the change in cash flows attributed to the scheduled payments, therefore changes in the fair value of the hedges are recognized in earnings in the period of change. The fair value of the cash flow hedges are determined based upon an independent fair value assessment performed by a bank using a market approach valuation technique. At December 31, 2007 and December 31, 2006, the Company had liabilities recorded of $374,000 and $186,000, respectively related to these hedges of which $137,000 and $37,000, respectively are classified as current in the Consolidated Balance Sheets. The Company recorded corresponding losses of $148,000 and $186,000 for the years ended December 31, 2007 and 2006, respectively in other income (expenses) in the Consolidated Income Statements.
Fair value measurements
          On January 1, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for measuring the fair value of assets and liabilities, and requires expanded disclosures about fair value measurements. SFAS No. 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The adoption of SFAS No. 157 did not have a material impact on the Company’s Consolidated Financial Statements for the year ended December 31, 2007.
          SFAS No. 157 clarifies that the definition of fair value retains the exchange price notion and focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability including assumptions about risk, the effect of sale or use restrictions on an asset and non-performance risk including an entity’s own credit risk relative to a liability. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 emphasizes that valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.
          The additional disclosure requirements of SFAS No. 157 focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the reporting period. Inputs are categorized by a fair value hierarchy, Level 1 through Level 3, the highest priority being given to Level 1 and the lowest priority to Level 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.
          The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2007 and the amounts as they correspond to the respective level within the fair value hierarchy established by SFAS No. 157.

(In Thousands)		Fair Value Measurements at December 31, 2007 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total at	Identical Assets	Observable Inputs	Unobservable Inputs
Assets:	December 31, 2007	(Level 1)	(Level 2)	(Level 3)
Marketable Securities	$1,010	$1,010	$—	$—

Liabilities:
Cash flow hedges	$374	$—	$—	$374

(In Thousands)	Fair Value Measurements at
December 31, 2007 Using
Significant Unobservable Inputs
(Level 3)
Cash Flow Hedges
Beginning Balance at January 1, 2007	$186
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	404
Included in other comprehensive income	—
Purchases, issuances, and settlements	(216)
Transfers in and/or out of Level 3	—

Ending balance at December 31, 2007	$374

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2007	$—

          Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the year ended December 31, 2007 are reported in Other income (expenses) in the Company’s Consolidated Income Statement.

Other income (expenses)
Total gains or losses included in earnings (or changes in net assets) for the year ended December 31, 2007	$404

Changes in unrealized gains or losses relating to assets held at December 31, 2007	$—

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
          The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2007 and the amounts as they correspond to the respective level within the fair value hierarchy established by SFAS No. 157.

(In Thousands)		Fair Value Measurements at December 31, 2007 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable	Total
	December	Assets	Inputs	Inputs	Gains
Assets:	31, 2007	(Level 1)	(Level 2)	(Level 3)	(Losses)
Drug licenses and related costs, net	$16,624	$—	$—	$16,624	$(1,433)

Revenue recognition
          Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred when the customer takes possession of the product. The Company provides its customers with a limited right of return. Revenue is recognized upon delivery and a reserve for sales returns is recorded when considered appropriate. The Company has demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists (“SFAS No. 48”), and of allowances for doubtful accounts based on significant historical experience.
          The Company earns royalty revenues on Auxilium’s sales of Testim, which incorporates the Company’s CPE-215 permeation enhancement technology. Since 2003, Auxilium has sold Testim to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased product prior to the units being dispensed through patient prescriptions. Customer returns were not able to be reasonably estimated prior to April 1, 2006. Therefore, in accordance with SFAS No. 48, the Company deferred the recognition of royalty revenues on product shipments of Testim until the units were dispensed through patient prescriptions. During the quarter ended June 30, 2006, the Company recorded an increase in royalty revenues of approximately $479,000 due to a change in estimate which, based on historical experience, allowed it to reasonably estimate future product returns on sales of Testim. As a result of the change in estimate, there were no deferred Testim royalties as of December 31, 2007 and 2006. Total royalty revenues recognized for the years ended December 31, 2007, 2006 and 2005 were $11,121,000, $8,341,000 and $6,132,000, respectively.
          The Company enters into licensing and supply agreements with certain customers that provide for the supply of specified products at specified prices. The Company’s two deliverables in these agreements (the license and the product sales) do not meet the criteria for separation under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and are therefore accounted for as one unit of account in accordance with EITF 00-21. Specifically, the license agreements contain contractual restrictions whereby the licensees are obligated to purchase the licensed products exclusively from the Company for the entire term of the related supply agreement. Additionally, licensees are precluded from being able to sell, sub-lease or transfer their rights or from being able to manufacture the product in-house. The Company’s product sales under the agreements are recognized in the same manner as its normal product sales. The license fees, which are due and payable upfront, are refundable to the customer until the customer has received marketing authorization to sell the licensed product. Accordingly, the Company defers the revenue recognition of the license fees until the customer obtains marketing authorization. The Company then recognizes the license fees as revenue on a straight line basis over the term of the related supply agreement.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
The Company has deferred recognition of approximately $5,424,000 and $4,797,000 of license fees as of December 31, 2007 and 2006, respectively.
Research and development
          Research and development expenses consist primarily of costs associated with the clinical trials of product candidates, manufacturing supplies and other development materials, compensation and related benefits for research and development personnel, costs for consultants, and various overhead costs. Research and development costs are expensed as incurred consistent with SFAS No. 2, Accounting for Research and Development Costs.
Clinical trial expenses
          Clinical trial expenses, which are reflected in research and development expenses, result from obligations under contracts with vendors, consultants, and clinical sites in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in cash flows which are not consistent with the periods in which materials or services are provided. These costs are capitalized upon payment and expensed according to the progress of each trial as measured by patient progression and the timing of various aspects of the trial. The progress of the trials, including the level of services performed, is determined based upon judgments made after discussions with internal personnel as well as outside service providers.
Provision for Income taxes
          On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“SFAS No. 109”). The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS No. 109 by requiring the application of a “more likely than not” threshold for the recognition and derecognition of tax positions. As a result of the implementation of FIN 48, the Company recorded a $405,000 increase in its non-current liabilities as of January 1, 2007 for uncertain tax positions, which was accounted for as an increase to accumulated deficit. In order to conform with the balance sheet disclosure requirements of FIN 48, the Company also reclassified its previously recorded liabilities of $530,000 for uncertain tax positions from accrued expenses to other non-current liabilities as of January 1, 2007.
          The following table summarizes the activity related to the Company’s unrecognized tax benefits for the year ended December 31, 2007 (in thousands):

Balance at January 1, 2007	$626
Increases related to current year tax positions	78
Expirations due to the lapse of statute of limitations	(234)
Other (primarily impact of fluctuations in foreign currency rates)	44

Balance at December 31, 2007	$514

          The Company had $935,000 of unrecognized tax benefits at the adoption date and $763,000 as of December 31, 2007, all of which would affect its effective tax rate if recognized. The Company expects a decrease of approximately $309,000 in its unrecognized tax benefits during the year ended December 31, 2008 as a result of the expiration of certain foreign tax contingencies resulting from the lapse of statute of limitations. The Company recognizes interest and penalties related to uncertain tax positions as a

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
component of the provision for income taxes. As of the date of adoption, the Company had approximately $249,000 of accrued penalties and $51,000 of accrued interest related to its uncertain tax positions. As of December 31, 2007, the Company had approximately $171,000 of accrued penalties and $78,000 of accrued interest related to its uncertain tax positions. Tax years ranging from 2003 to 2007 remain open to examination by the major taxing authorities in jurisdictions where the Company is subject to taxation, principally the U.S. and Spain.
          As a result of reporting taxable income in Spain, the Company recorded provisions for foreign income taxes totaling $5,534,000 and $5,082,000 for the years ended December 31, 2007 and 2006, respectively. The provisions represented 28% and 31% of the pre-tax income reported in Spain for the years ended December 31, 2007 and 2006, respectively. The provisions represented 67% and 84% of consolidated pre-tax income for the years ended December 31, 2007 and 2006, respectively.
          The Company maintains various agreements by and between Bentley Pharmaceuticals, Inc. and its subsidiaries. Income and expenses resulting from these agreements are eliminated in consolidation; however, the related transactions affect the Company’s consolidated income tax provision.
          The Company generated a U.S. federal net operating loss of approximately $23,750,000 in 2007 and net operating income of approximately $235,000 and $1,042,000 in 2006 and 2005, respectively. As future operating profits cannot be reasonably assured, no tax benefit has been recorded for these losses. The Company has established valuation allowances equal to the full amount of the U.S. deferred tax assets. Should the Company determine that it is more likely than not that it will realize certain of its net deferred tax assets for which it has previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance.
          The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities relating to the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns. As permitted by Accounting Principles Board (“APB”) Opinion No. 23, Accounting for Income Taxes – Special Areas, provisions for income taxes on undistributed earnings of foreign subsidiaries that are considered permanently invested are not recognized in the Company’s consolidated financial statements. The cumulative amount of foreign earnings that have been permanently reinvested is approximately $68,300,000.
Basic and diluted net income per common share
          Basic and diluted net income per common share is based on the weighted average number of shares of Common Stock outstanding during each period in accordance with SFAS No. 128, Earnings per Share. The effect of the Company’s outstanding stock options were considered in the diluted net income per share calculation for the years ended December 31, 2007, 2006 and 2005.
          The following is a reconciliation between basic and diluted net income per common share for the years ended December 31, 2007, 2006 and 2005. Dilutive securities issuable for the years ended December 31, 2007, 2006 and 2005 include approximately 618,000, 927,000 and 1,371,000 dilutive incremental shares issuable as a result of various stock options and unvested restricted stock units that are outstanding.

		Effect of
	Basic	Dilutive	Diluted
For The Year Ended December 31, 2007	EPS	Securities	EPS
	(In Thousands, Except Per Share Data)
Net income	$2,685	$—	$2,685
Weighted average common shares outstanding	22,339	618	22,957
Net income per common share	$0.12	$—	$0.12

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

		Effect of
	Basic	Dilutive	Diluted
For The Year Ended December 31, 2006	EPS	Securities	EPS
	(In Thousands, Except Per Share Data)
Net income	$974	$—	$974
Weighted average common shares outstanding	22,141	927	23,068
Net income per common share	$0.04	$—	$0.04

		Effect of
	Basic	Dilutive	Diluted
For The Year Ended December 31, 2005	EPS	Securities	EPS
	(In Thousands, Except Per Share Data)
Net income	$10,919	$—	$10,919
Weighted average common shares outstanding	21,558	1,371	22,929
Net income per common share	$0.51	$(0.03)	$0.48
          For the years ended December 31, 2007, 2006 and 2005, options to purchase 1,485,000, 416,000 and 736,000 shares of Common Stock, respectively, were excluded from the diluted EPS presentation as determined under the treasury stock method, because their exercise prices were greater than the average market value of the Common Stock during the period.
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
Stock-based compensation plans
          The Company has stock-based employee compensation plans that are described more fully in Note 11. In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (Revised), Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123 (Revised) focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions and requires that the cost resulting from those transactions be recognized in the financial statements. The Company adopted SFAS No. 123 (Revised) effective January 1, 2006 using the modified prospective transition method. The Company uses the accelerated expense attribution method pursuant to FASB Interpretation No. (“FIN”) 28 for all options previously accounted for under APB Opinion No 25. Stock-based compensation attributable to stock-based awards granted subsequent to December 31, 2005 is recognized using the straight-line method pursuant to SFAS No. 123 (Revised). The adoption of SFAS No. 123 (Revised) in 2006 resulted in incremental stock-based compensation expense of approximately $1,829,000, or $0.08 per basic and diluted share.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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
Recently issued accounting pronouncements
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 becomes effective for the Company as of January 1, 2008. The Company has not elected to measure any of its financial instruments or other items at fair value that are not currently required to be measured at fair value.
          In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF Issue No. 07-3”). EITF Issue No. 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF Issue No. 07-3 is effective for fiscal years beginning after December 15, 2007 and earlier application is not permitted. The Company often enters into agreements for research and

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
development goods and service. As such, the Company is evaluating the impact that the adoption of EITF Issue No. 07-3 will have on its consolidated financial statements.
          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS No. 141(R) will have on its consolidated financial statements.
          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”) which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS No. 160 will have on its consolidated financial statements.
          In December 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-1, Accounting for Collaborative Agreements (“EITF Issue No. 07-1”). EITF Issue No. 07-1 provides the definition of a collaborative agreement and guidelines to assist an entity in determining whether or not it is a party in a collaborative agreement. EITF Issue No. 07-1 states that costs incurred and revenues generated from transactions with third parties shall be reported in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF Issue No. 07-1 also provides minimum disclosure requirements for an entity’s collaboration agreements and transition guidance. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact that the adoption of EITF Issue No. 07-1 will have on its consolidated financial statements.
NOTE 3 – RECEIVABLES
          Receivables consist of the following (in thousands):

	December 31,
	2007	2006
Trade receivables (of which $0 and $247, respectively, collateralize short-term borrowings with Spanish financial institutions)	$32,279	$27,880
VAT, income and social security taxes receivable	4,333	3,151
Royalties receivable	3,237	2,261
Other	161	82

	40,010	33,374
Less-allowance for doubtful accounts	(686)	(411)

	$39,324	$32,963

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
          The following is a summary of the activity related to the allowance for doubtful accounts:

	Year Ended December 31,
	2007	2006	2005
		(In Thousands)
Balance at beginning of year	$411	$202	$375
Net provisions charged to expenses	212	191	(122)
Write-offs reducing allowance	(29)	(10)	(9)
Effect of foreign currency	92	28	(42)

Balance at end of year	$686	$411	$202

NOTE 4 – INVENTORIES
          Inventories consist of the following:

	December 31,
	2007	2006
	(In Thousands)
Raw materials	$11,802	$8,669
Finished goods	6,798	7,621

	18,600	16,290
Less-allowance for slow moving inventory	(942)	(11)

	$17,658	$16,279

          Included in the Company’s inventories are consigned inventories that have been shipped to the Company’s collaborator related to the Company’s first U.S. generic product launched in late December 2006. Market price conditions and demand for this product are less favorable than originally estimated. As a result, in 2007, the Company recorded net adjustments totaling $1,090,000 to write down these inventories to their net realizable value and reserve for slow moving inventories. In accordance with its collaboration agreement, the Company is liable for a portion of these adjustments and has therefore recorded a net charge of approximately $425,000 to cost of net product sales in the Consolidated Income Statement, reflecting its share of these adjustments. These inventories totaled $1,338,000 at December 31, 2006. These inventories, which have a gross value of $321,000, have been fully reserved as of December 31, 2007.
          As of December 31, 2006, the Company has recorded $481,000 as payments from its collaborator net of adjustments, which have been recorded in other current liabilities on the Consolidated Balance Sheets.
          The following is a summary of the activity related to the allowance for slow moving inventory:

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)
Balance at beginning of year	$11	$136	$75
Provisions charged to costs and expenses	938	11	70
Write-offs reducing allowance	(11)	(144)	—
Effect of foreign currency	4	8	(9)

Balance at end of year	$942	$11	$136

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
NOTE 5 – FIXED ASSETS
          Fixed assets consist of the following:

	December 31,
	2007	2006
	(In Thousands)
Land	$3,128	$2,875
Buildings and improvements	26,185	17,538
Equipment	26,813	20,591
Furniture and fixtures	2,537	2,138
Other	350	394

	59,013	43,536
Capital in-progress	22,314	20,213

	81,327	63,749
Less-accumulated depreciation	(22,136)	(15,193)

	$59,191	$48,556

          In order to support the Company’s growth in Europe, management is adding capacity to its manufacturing facilities through a series of improvements. During the years ended December 31, 2007 and 2006, the Company invested approximately $7,778,000 and $10,321,000, respectively, renovating and expanding the Company’s manufacturing and warehouse facilities and approximately $1,503,000 and $4,628,000, respectively, for related machinery and equipment.
          Depreciation expense of approximately $343,000, $311,000 and $309,000 has been charged to operations as a component of depreciation and amortization expense in the Consolidated Income Statements for the years ended December 31, 2007, 2006 and 2005, respectively. The Company has included depreciation totaling approximately $4,653,000, $3,675,000 and $3,338,000 in cost of net product sales during the years ended December 31, 2007, 2006 and 2005, respectively.
NOTE 6 – DRUG LICENSES AND RELATED COSTS
          Drug licenses and related costs consist of the following:

	December 31,
	2007	2006
	(In Thousands)
Drug licenses and related costs	$25,667	$23,069
Less-accumulated amortization	(9,043)	(7,043)

	$16,624	$16,026

          Amortization expense for drug licenses and related costs was approximately $1,716,000, $1,584,000 and $1,403,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and has been recorded in depreciation and amortization expense in the accompanying Consolidated Income Statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
          Amortization expense for existing drug licenses and related costs for each of the next five years and for all remaining years thereafter is estimated to be as follows:

Year Ending December 31,	Future Amortization Expense
(In Thousands)
2008	$1,622
2009	1,670
2010	1,698
2011	1,672
2012	1,660
2013 and beyond	8,302
NOTE 7 – RELATED PARTY AND SUPPLEMENTAL CASH FLOW DISCLOSURES
          During the year ended December 31, 2006, the Chief Executive Officer (“CEO”), the Chief Medical Officer (“CMO”) and the former Chief Financial Officer (“Former CFO”) of the Company exercised stock options to purchase an aggregate of 714,100 shares of the Company’s Common Stock. In satisfaction of the option exercise prices, the Company received approximately $300,000 in cash proceeds and an aggregate of approximately 269,900 shares of previously acquired Bentley Common Stock, with a fair market value of approximately $3,502,000. The Company also withheld a total of approximately 147,800 shares of Common Stock with a fair market value of approximately $1,941,000 from the shares to be issued to these executives in connection with their exercises, in order to satisfy minimum federal and statutory tax withholding requirements. The shares of Common Stock acquired by the Company in connection with these stock option exercises were recorded at fair market value and are held by the Company as treasury shares. In addition, in accordance with the September 2006 separation agreement with the Former CFO, an additional 1,604 shares of Common Stock associated with a grant of restricted stock units were issued to the Former CFO. The Company withheld a total of 584 shares of Common Stock with a fair market value of approximately $7,000 from the issuance of those shares in order to satisfy minimum federal and statutory tax withholding requirements.
          As of December 31, 2007 and December 31, 2006, the Company has recorded approximately 853,400 and 849,100 shares, respectively, as treasury stock, with an historical cost of $10,833,000 and $10,781,700, respectively, which has been accounted for as a reduction of common stock and additional paid in capital in the Consolidated Financial Statements.
NOTE 8 – ACCRUED EXPENSES
          Accrued expenses consist of the following:

	December 31,
	2007	2006
	(In Thousands)
Foreign income taxes payable	$1,634	$2,463
Allowance for sales returns	691	784
Accrued payroll and related taxes	5,209	3,288
Spanish pharmaceutical taxes payable	1,443	1,035
Other accrued expenses	1,646	2,134

	$10,623	$9,704

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
          The following is a summary of the activity related to the allowance for sales returns:

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)
Balance at beginning of year	$784	$887	$597
Provisions charged to costs and expenses	3,154	1,939	898
Write-offs reducing allowance	(3,323)	(2,138)	(652)
Effect of foreign currency	76	96	44

Balance at end of year	$691	$784	$887

NOTE 9 – DEBT
          Short-term borrowings consist of the following:

	December 31,
	2007	2006
	(In Thousands)
Trade receivables discounted with Spanish financial institutions, with recourse, effective interest rate is 3.7%	$—	$247
Revolving lines of credit payable to Spanish financial institutions, weighted average interest rate is 5.05%	116	—

	$116	$247

          The weighted average stated interest rate on short-term borrowings outstanding was 5.05% and 3.7% at December 31, 2007 and 2006, respectively. The Company also maintains revolving line of credit facilities with Spanish financial institutions, which entitled the Company to borrow up to $7,218,000 at December 31, 2007 at interest rates ranging from 4.92% to 5.12%. The facilities are scheduled to mature on various dates through December 15, 2008 and are renewable.
          Long-term debt consists of the following:

	December 31,
	2007	2006
	(In Thousands)
Loans payable	$16,203	$307
Less-current portion of long-term debt	(608)	(307)

Total long-term debt	$15,595	$—

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
          On June 29, 2007, the Company’s subsidiary, Laboratorios Belmac (“Belmac”), entered into a loan agreement with a Spanish financial institution, pursuant to which Belmac borrowed 11,000,000 Euros (equal to approximately $16,203,000 at December 31, 2007). In accordance with the loan agreement, Belmac will be charged interest on the loan at a variable rate, reset quarterly, equal to the Euro Interbank Offered Rate, plus 0.5%, plus a single, up-front fee of 0.2%. The interest rate under the loan at December 31, 2007 was 5.2%. The principal of the loan will be repaid in quarterly installments of 412,500 Euros (equal to approximately $608,000 at December 31, 2007) beginning December 31, 2008, with the balance due on December 31, 2013. Maturities on the long-term debt, as expressed in U.S. dollars as of December 31, 2007 are as follows (in thousands):

Year	Principal Payment
2008	$608
2009	2,430
2010	2,430
2011	2,430
2012	2,430
2013	5,875

Total	$16,203

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
          In previous years, the Company entered into loan agreements with the Spanish government as a part of government-sponsored research-funding programs. The loans were non-interest bearing and payable in annual installments beginning in 2005. These loans were repaid in full in 2007.
NOTE 10 – PREFERRED STOCK
          The Company has 2,000,000 shares of Preferred Stock, $1.00 par value, authorized for issuance. As of December 31, 2007 and 2006, no shares of Preferred Stock were outstanding.
NOTE 11 – EQUITY AND STOCK-BASED COMPENSATION
          At December 31, 2007 the Company had the following shares of Common Stock reserved for issuance under various plans and agreements:

Common Shares
(In Thousands)
For exercise of outstanding stock options and restricted stock units	4,035
For future stock option and restricted stock unit grants	323

4,358

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Common stock and restricted stock unit transactions
          During the year ended December 31, 2007, the Company issued approximately 72,750 shares of Common Stock upon exercise of stock purchase options, approximately 24,500 shares of Common Stock upon the vesting of restricted stock units and approximately 21,300 shares of Common Stock as share-based compensation in lieu of cash. The Company also received approximately 4,300 shares of treasury stock in connection with the exercise of stock purchase options during the year ended December 31, 2007 (See Note 7).
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
Share-based compensation plans
          The Company has in effect equity incentive plans (the “Plans”), pursuant to which directors, officers, employees and consultants of the Company have been awarded grants of restricted stock units and options to purchase the Company’s Common Stock. As of December 31, 2007, approximately 4,358,000 shares of Common Stock have been reserved for issuance under the Plans, of which approximately 3,838,000 shares are subject to outstanding stock options and approximately 197,000 shares are subject to outstanding restricted stock units. The balance of approximately 323,000 shares is available for future issuance under the Amended and Restated 2005 Equity and Incentive Plan (the “Amended Plan”), which is the successor to all the Company’s other equity Plans. Of the shares available for future issuance, approximately 1,800 are available only for future grants of stock options, while the remainder are available for any type of award allowed under the Amended Plan. In May 2006, the Company’s shareholders had voted to increase the number of shares of Common Stock authorized for issuance pursuant to the Amended Plan by 750,000 shares, but those shares were approved only for grants of stock options.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
          A summary of stock option award activity under the Plans for the three years ended December 31, 2007 are presented below (shares and aggregate intrinsic values in thousands):

	For Year Ended December 31, 2007
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Options outstanding, January 1, 2005	4,087	$7.44	5.26
Granted	870	9.11
Exercised	(1,021)	3.93
Forfeited and expired	(20)	8.87

Options outstanding, December 31, 2005	3,916	8.72	6.28
Granted	481	11.80
Exercised	(739)	5.34
Forfeited and expired	(21)	10.01

Options outstanding, December 31, 2006	3,637	9.80	6.56
Granted	331	11.97
Exercised	(73)	8.48
Forfeited and expired	(57)	12.72

Options outstanding, December 31, 2007	3,838	$9.97	6.00	$19,658

Vested or expected to vest, December 31, 2007	3,612	$9.97	6.32	$19,550

Options exercisable, December 31, 2007	3,014	$9.64	5.29	$16,417

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
          The table below summarizes options outstanding and exercisable at December 31, 2007 (number of options in thousands):

	Options Outstanding			Options Currently Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Exercise	Remaining Life	Number	Exercise
Prices	Outstanding	Price	(Years)	Exercisable	Price
$2.00-$3.00	54	$2.72	1.16	54	$2.72
5.70 - 5.88	142	5.84	2.39	142	5.84
6.00 - 6.33	262	6.01	3.36	262	6.01
7.10 - 7.39	164	7.30	5.12	136	7.28
7.50	320	7.50	7.25	213	7.50
8.00 - 8.93	298	8.29	5.00	298	8.29
9.00 - 9.80	408	9.67	4.05	408	9.67
10.04	273	10.04	5.39	273	10.04
10.38 - 10.79	200	10.76	6.74	200	10.76
11.00 - 11.98	1,148	11.69	7.83	502	11.44
12.01 - 12.55	203	12.30	7.14	160	12.37
13.30	323	13.30	6.01	323	13.30
13.48 - 15.83	43	14.07	5.90	43	14.07

$2.00-$15.83	3,838	$9.97	6.00	3,014	$9.64

          A summary of the activity for nonvested share awards for the years ended December 31, 2007, 2006 and 2005 is provided below (shares in thousands):

	For Year Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Grant	Number	Grant	Number	Grant
	of	Date Fair	of	Date Fair	of	Date Fair
	Options	Value	Options	Value	Options	Value
Nonvested options outstanding, beginning of the period	802	$4.76	840	$4.35	748	$5.58
Granted	331	12.20	481	5.54	870	4.07
Vested	(303)	(4.51)	(499)	(4.82)	(763)	(4.41)
Forfeited	(5)	(7.38)	(20)	(4.62)	(15)	(4.24)

Nonvested options outstanding, end of the period	825	$7.85	802	$4.76	840	$4.35

          As of December 31, 2007, unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $2,860,000 and is expected to be recognized over a weighted average period of approximately 4.4 years.
          Options to purchase approximately 73,000, 739,000 and 1,021,000 shares of Common Stock were exercised during 2007, 2006 and 2005, respectively. Net cash proceeds to the Company from these option exercises totaled approximately $619,000, $450,000 and $2,028,000, respectively, while the total intrinsic value (the excess of the market price over the exercise price) of those option exercises was approximately

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
$481,000, $5,586,000 and $8,583,000, respectively. As future operating profits in the U.S. cannot be reasonably assured, no tax benefit resulting from the settlement of U.S. awards has been recorded. The total fair value of stock options that vested during the 2007, 2006 and 2005 was approximately $1,367,000, $2,405,000, and $3,365,000, respectively.
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
     A summary of restricted stock unit award activity under the Amended and Restated 2005 Equity and Incentive Plan for the two years ended December 31, 2007 are presented below (shares and aggregate intrinsic values in thousands):

	For the Years Ended December 31, 2007 and 2006
	Number		Weighted
	of	Weighted	Average
	Restricted	Average	Remaining	Aggregate
	Stock	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term (Years)	Value
Restricted stock units outstanding, January 1, 2006	—	$—
Granted	146	11.47
Vested	(22)	11.78
Forfeited	(6)	11.78

Restricted stock units outstanding, December 31, 2006	118	$11.39	1.69
Granted	151	12.10
Vested	(65)	12.71
Forfeited	(7)	11.66

Restricted stock units outstanding, December 31, 2007	197	$11.81	1.58	$2,976

Vested and expected to vest, December 31, 2007	189	$11.82	1.58	$2,855

     During 2007, the Company granted 111,000 restricted stock units to employees with a weighted average grant date fair value of $12.06 and 40,000 restricted stock units to non-employee directors with a weighted average grant date fair value of $12.20. These restricted stock units were granted in the second quarter of 2007.
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
     As of December 31, 2007, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $1,936,000 and is expected to be recognized over a weighted average period of approximately 2.8 years. The Company’s restricted stock units issued to its employees are outstanding until vested, at which time they are settled by the issuance of the underlying shares.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
     At December 31, 2007, 60,000 units of vested restricted stock are contingently issuable to non-employee directors that, pursuant to the terms and conditions of the restricted stock unit agreements, will be issued on the earlier of the date the respective director ceases to serve as a director of the Company or the date the director has otherwise designated by a proper election filed with the Company. The balance of restricted stock units that vested in 2007 and 2006 resulted in the issuance of 25,000 shares of Common Stock to employees and the issuance of approximately 2,000 shares of Common Stock to one employee, respectively. The intrinsic value of these shares when they vested was approximately $370,000 and $20,000 in 2007 and 2006, respectively. As future operating profits in the U.S. cannot be reasonably assured, the Company has not recorded any tax benefit resulting from the settlement of U.S. awards.
Stock-based compensation
     Share-based compensation expense recorded for stock option and restricted stock unit awards to employees, non-employee directors and one consultant for the years ended December 31, 2007 and 2006 was approximately $2,329,000 and $1,929,000, respectively. The related expenses were recorded in the Company’s Consolidated Income Statements as follows (in thousands):

	For the Year Ended
	December 31,
	2007	2006
Cost of net product sales	$35	$26
Selling and marketing expenses	18	13
General and administrative expenses	1,440	1,226
Research and development expenses	836	664

	$2,329	$1,929

     During 2006, the Company entered into a separation agreement with its Former CFO, pursuant to which certain stock-based awards were modified to allow for the acceleration of vesting and extension of the post-employment exercise period. These modifications resulted in the recognition of approximately $97,000 of stock-based compensation expense in general and administrative expenses in the year ended December 31, 2006.
     No related compensation cost was capitalized as the cost of an asset and there was no impact on net cash provided by operating activities or net cash used in financing activities as a result of these stock-based transactions.
     At the discretion of the Compensation Committee of the Board of Directors, the Company may grant shares of its Common Stock to employees in lieu of cash compensation. The Company also sponsors a 401(k) Plan for eligible employees and matches eligible contributions with shares of the Company’s Common Stock. The Company issued approximately 21,300, 16,400 and 20,100 shares of Common Stock to its 401(k) Plan as matching contributions during the years ended December 31, 2007, 2006 and 2005, respectively. These shares are recorded at their fair value on the last day of each payroll period in which they are earned. All Company matching contributions vest 25% each year for the first four years of each employee’s employment in which the employee works for the Company at least 1,000 hours.
     Stock-based compensation expense attributable to the Company’s 401(k) Plan matching contributions and non-employee options represents the remainder of the Company’s SFAS No. 123 (Revised) share-based compensation. The related expenses were recorded in the Company’s Consolidated Income Statements as follows (in thousands):

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	For the Year Ended December 31,
	2007	2006	2005
General and administrative expenses	$107	$102	$113
Research and development expenses	238	122	167

	$345	$224	$280

     As the Company previously adopted only the pro forma disclosure provisions of SFAS No. 123, compensation cost relating to the unvested portion of stock-based awards granted prior to the date of adoption will continue to be recognized using the same estimate of the grant-date fair value and the same accelerated attribution method used to determine the pro forma disclosures under SFAS No. 123, except that the unamortized compensation expense related to those awards will be reduced for estimated forfeitures, as required by SFAS No. 123 (Revised).
     The following table details the pro forma effect that stock-based compensation expense would have had on net income and earnings per share for the year ended December 31, 2005.

Year Ended December 31, 2005
(In Thousands, Except Per Share Data)
Net income, as reported	$10,919

Add: Stock-based employee compensation expense included in reported net income	280

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(3,452)

Pro forma net income	$7,747

Net income per share:
Basic — as reported	$0.51

Basic — pro forma	$0.36

Diluted — as reported	$0.48

Diluted — pro forma	$0.34

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Assumptions and the resulting fair value for option awards granted during the years ended December 31, 2007, 2006 and 2005 are provided below (results may vary depending on the assumptions applied within the model):

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2007	2006	2005
Risk free interest rate	4.79%	4.95%	3.90%
Dividend yield	0.00%	0.00%	0.00%
Expected life	5 years	5 years	5 years
Volatility	44.57%	46.24%	45.28%
Fair value of options granted	12.20	$5.54	$4.04
     The risk-free interest rate is based on the yield curve of U.S. Treasury securities in effect at the date of the grant, having a duration commensurate with the estimated life of the award. The Company has not declared dividends, and does not expect to declare dividends in the future. Therefore, an annual dividend rate of 0% is used when calculating the grant date fair value of equity awards. The expected life (estimated period of time outstanding) of options granted is estimated based on historical exercise behaviors. The volatility of the Company’s stock is calculated on the grant date of each equity award using daily price observations over a period of time commensurate with the expected life of the respective award. The maximum contractual term of the Company’s stock-based awards is 10 years.
     As stock-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123 (Revised) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.
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

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
NOTE 12 – PROVISION FOR INCOME TAXES
     See Note 14 for information regarding the components of income before income taxes. The provision for income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)
Current:
Foreign	$5,962	$6,254	$6,515

Deferred:
State	(38)	(96)	120
Federal	(4,671)	2,134	134
Foreign	(428)	(1,171)	(1,039)

Tax effect of operating loss carryforwards:
State	(56)	(56)	(56)
Foreign	1,563	(1,303)	(260)
Change in valuation allowance	3,202	(680)	62

Total provision for income taxes	$5,534	$5,082	$5,476

     A reconciliation between the federal statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)
Statutory federal income taxes	$2,794	$2,059	$6,230
Foreign income tax rate differential	(2,933)	2,405	7
Permanent differences from foreign subsidiary	205	346	311
Foreign dividend	7,259	—	—
State income taxes	(93)	(152)	63
Expiration/Reduction of loss carryforwards	2,316	2,119	—
Impact of foreign tax rate changes	128	(33)	—
Tax credits	(7,252)	(1,044)	(1,124)
Other	(92)	62	(73)
Change in valuation allowance	3,202	(680)	62

	$5,534	$5,082	$5,476

     In November 2006, the Spanish government enacted legislation which reduces the Spanish statutory income tax rate from 35% in 2006 to 32.5% in 2007 and 30% in 2008.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
     The components of the Company’s deferred taxes are as follows:

	December 31,
	2007	2006
	(In Thousands)
Deferred tax assets:
NOL carryforwards	$16,361	$20,010
Disposition of subsidiary	6,845	6,909
Foreign tax on deferred income	2,556	1,767
Tax credit carryforwards	7,305	1,303
Other, net	1,975	1,166

Total deferred tax assets	35,042	31,155
Foreign deferred tax liability	(2,307)	(2,074)
Other deferred tax liabilities	(215)	(217)
Valuation allowance	(30,777)	(27,575)

Deferred tax asset (liability), net	$1,743	$1,289

     The Company recorded provisions for foreign income taxes totaling $5,534,000, $5,082,000 and $5,476,000, for the years ended December 31, 2007, 2006, and 2005, respectively. The effective tax rate in 2007 was 67% compared to 84% in 2006 and 33% in 2005. The effective tax rate in 2007 on Spanish operations was 28% compared to 31% in both 2006 and 2005.
     The Company generated a U.S. net operating loss of approximately $23,750,000 in 2007, compared to net operating income of approximately $235,000 and $1,042,000 in 2006 and 2005, respectively.
     The Company’s 2007 net current and non-current deferred tax assets of $1,067,000 and $676,000, respectively, result from temporary differences arising at the Company’s Spanish subsidiaries. Net operating losses and taxes on deferred licensing and collaboration revenues represent the majority of the assets, which are partially offset by the deferral of a gain for Spanish statutory purposes on the sale of drug licenses in prior periods. The Company has recorded a full valuation for its net deferred tax assets in the U.S.
     Should the Company determine that it is more likely than not that it will realize certain of its net deferred tax assets for which it has previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. The Company had unrecognized tax benefits totaling $514,000 at December 31, 2007, of which $78,000 has been recorded in the provision for income taxes in the current year and $436,000 relates to the prior year. The Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of December 31, 2007, the Company had approximately $171,000 of accrued penalties and $78,000 of accrued interest related to its uncertain tax positions.
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

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
     In October 2005, intercompany agreements were executed between Bentley Pharmaceuticals, Inc. and Bentley Pharmaceuticals Ireland Limited to license non-U.S. rights of certain technologies owned by Bentley Pharmaceuticals, Inc. and provide for cost-sharing of subsequent development efforts on those technologies. In 2007, these agreements were cancelled and all charges from Bentley Pharmaceuticals, Inc. to Bentley Pharmaceuticals Ireland Ltd. in connection with these agreements were subsequently credited. As a result of these adjustments, Bentley Pharmaceuticals Ireland generated net operating income of approximately $12,259,000 in 2007. Bentley Pharmaceuticals Ireland generated net operating losses of $10,418,000 and $2,080,000 in 2006 and 2005, respectively.
     The Company calculates that the use of its NOL carryforwards may be limited each year as a result of stock option exercises resulting in an ownership change of more than 50% of the Company’s outstanding equity. Approximately $6,812,000 of U.S. federal net operating loss carryforwards expired unutilized during the year ended December 31, 2007. The remaining U.S. federal net operating loss carry-forwards as of December 31, 2007 were approximately $44,704,000. If not offset against future taxable income, the NOL carryforwards will expire in tax years 2008 through 2027.
     The valuation allowance increased by approximately $3,202,000, $577,000, and $2,920,000 in the years ended December 31, 2007, 2006 and 2005, respectively. The increase in the year ended December 31, 2007 is primarily attributed to $5,293,000 from foreign tax credits and $532,000 from general business credits, and is partially offset by $1,879,000 of expired U.S. federal NOLs and the utilization of $1,563,000 of Irish NOLs. The increase in the year ended December 31, 2006 consists of approximately $1,257,000 related to the loss carryforward attributable to the deduction for stock options. The increase in the year ended December 31, 2005 primarily consists of approximately $2,858,000 related to the loss carryforward.
NOTE 13 – SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)
     The following tables contain condensed information from the Company’s Consolidated Income Statements for each quarter of the years ended December 31, 2007 and 2006. The Company has derived this data from its unaudited quarterly financial statements. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	For the Three Months Ended
	3/31/07	6/30/07	9/30/07	12/31/07(a)(d)
	(In Thousands, Except Per Share Data)
Total revenues	$31,391	$31,179	$27,348	$34,769
Cost of net product sales	15,897	15,790	14,451	17,872

Gross profit	15,494	15,389	12,897	16,897
Operating expenses	11,274	13,440	12,530	16,031
Loss on sale of license	—	—	—	(111)

Income from operations	4,220	1,949	367	755
Other income (expenses)	221	278	(57)	486
Provision for income taxes	2,081	1,517	911	1,025

Net income (loss)	$2,360	$710	$(601)	$216

Net income (loss) per common share:
Basic	$0.11	$0.03	$(0.03)	$0.01

Diluted	$0.10	$0.03	$(0.03)	$0.01

Weighted average common shares outstanding:
Basic	22,293	22,318	22,354	22,391

Diluted	22,534	22,892	22,354	23,322

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	For the Three Months Ended
	3/31/06(b)	6/30/06(b)(c)	9/30/06(b)	12/31/06(b)
	(In Thousands, Except Per Share Data)
Total revenues	$28,278	$28,983	$25,156	$27,054
Cost of net product sales	12,933	12,471	11,778	12,668

Gross profit	15,345	16,512	13,378	14,386
Operating expenses	11,991	11,580	19,085	11,566
Gain on sale of license	—	—	—	38

Income (loss) from operations	3,354	4,932	(5,707)	2,858
Other income	193	187	208	31
Provision (benefit) for income taxes	2,393	2,484	1,730	(1,525)

Net income (loss)	$1,154	$2,635	$(7,229)	$4,414

Net income (loss) per common share:
Basic	$0.05	$0.12	$(0.33)	$0.20

Diluted	$0.05	$0.12	$(0.33)	$0.19

Weighted average common shares outstanding:
Basic	21,954	22,170	22,194	22,242

Diluted	23,807	22,876	22,194	22,735

(a)	Operating expenses for the fourth quarter ended December 31, 2007 included impairment charges of $1,225,000 related to the write-down of its U.S. generic simvastatin drug license and certain other U.S. generic drug projects.

(b)	Operating expenses for the quarter ended September 30, 2006 includes litigation settlement charges of approximately $7,546,000. Provision for income taxes for the quarter ended December 31, 2006 includes a tax benefit of $2,746,000 from the finalization of the related legal settlement. Operating expenses also include related legal defense costs of $604,000, $733,000, $1,386,000 and $645,000 in first, second, third and fourth quarters of 2006, respectively.

(c)	Total revenues for the quarter ended June 30, 2006 includes an increase in royalty revenues of approximately $479,000. This change in estimate was due to the Company’s ability to reasonably estimate future product returns on sales of Testim based on actual historical data.

(d)	Cost of net product sales and net income (loss) for the fourth quarter ended December 31, 2007 includes $378,000 and $255,000 net of tax, respectively, related to intercompany profits included in inventory which were not properly eliminated in prior quarters. The intercompany profit eliminations were not considered to be material to the prior quarters.
NOTE 14 – BUSINESS SEGMENT INFORMATION
     The Company, headquartered in the U.S., is an international specialty pharmaceutical company which operates in two business segments, specialty generics and drug delivery, and two geographical locations (Europe and the U.S.).

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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
     The Company’s drug delivery segment was based in both the U.S. and Europe and is focused on the advancement of proprietary drug delivery technologies that enhance or facilitate the absorption of pharmaceutical compounds across various membranes. The Company ceased its European drug delivery activities effective December 31, 2007. As such, the Company’s drug delivery activities are now solely based in the U.S. and consist primarily of licensing, product research and development, business development activities, corporate management and administration.
     Set forth in the tables below is certain financial information with respect to the Company’s business and geographical segments for the years ended December 31, 2007 and 2006. The segments use the same accounting policies as those described in the summary of significant accounting policies in Note 2.
     For the year ended December 31, 2007 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$112,329	$670	$—	$—	$112,999
Licensing and collaboration revenues	561	—	—	11,127	11,688
Total revenues	112,890	670	—	11,127	124,687
Cost of net product sales	62,809	1,201	—	—	64,010
Gross profit	50,081	(531)	—	11,127	60,677
Selling and marketing expense	18,523	—	—	—	18,523
General and administrative expense	9,613	(55)	—	7,515	17,073
Research and development expense	1,801	1,225	3,926	6,648	13,600
Depreciation and amortization expense	1,158	149	—	752	2,059
Separation costs	—	—	—	2,020	2,020
Loss on sale of drug license	(111)	—	—	—	(111)
Income from operations	18,875	(1,850)	(3,926)	(5,808)	7,291
Interest income	501	—	—	591	1,092
Interest expense	(588)	—	—	(10)	(598)
Other income (expense), net	672	(216)	16,435	(16,457)	434
Income before income taxes	19,460	(2,066)	12,509	(21,684)	8,219
Provision for income taxes	5,534	—	—	—	5,534
Net income (loss)	13,926	(2,066)	12,509	(21,684)	2,685
Expenditures for fixed assets	9,686	—	—	303	9,989
Expenditures for drug licenses	2,473	32	—	157	2,662

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
     As of December 31, 2007 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Receivables, net	$36,071	$—	$—	$3,253	$39,324
Other current assets	32,707	274	—	22,375	55,356
Fixed assets, net	56,391	—	—	2,800	59,191
Drug licenses and related costs, net	13,206	476	—	2,942	16,624
Other non-current assets	1,514	—	—	1,087	2,601
Total assets	139,889	750	—	32,457	173,096
Current liabilities	28,282	315	—	4,486	33,083
Long term debt	15,595	—	—	—	15,595
Non-current liabilities	8,446	—	—	—	8,446
Total liabilities	52,323	315	—	4,486	57,124
     For the year ended December 31, 2006 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$100,546	$44	$—	$—	$100,590
Licensing and collaboration revenues	515	—	—	8,366	8,881
Total revenues	101,061	44	—	8,366	109,471
Cost of net product sales	49,766	84	—	—	49,850
Gross profit	51,295	(40)	—	8,366	59,621
Selling and marketing expense	16,153	—	—	—	16,153
General and administrative expense	7,391	—	71	7,339	14,801
Research and development expense	1,777	—	4,341	4,341	10,459
Depreciation and amortization expense	1,129	87	—	679	1,895
Litigation settlement	8,543	2,371	—	—	10,914
Gain on sale of license	38	—	—	—	38
Income from operations	16,340	(2,498)	(4,412)	(3,993)	5,437
Interest income	139	—	—	681	820
Interest expense	(158)	—	—	—	(158)
Other income (expense), net	(61)	16	—	2	(43)
Income before income taxes	16,260	(2,482)	(4,412)	(3,310)	6,056
Provision for income taxes	5,082	—	—	—	5,082
Net income (loss)	11,178	(2,482)	(4,412)	(3,310)	974
Expenditures for fixed assets	14,487	—	—	826	15,313
Expenditures for drug licenses	1,856	—	—	916	2,772

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
     As of December 31, 2006 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Receivables, net	$30,558	$39	$—	$2,366	$32,963
Other current assets	21,758	1,338	—	11,631	34,727
Fixed assets, net	45,738	—	—	2,818	48,556
Drug licenses and related costs, net	10,697	1,833	—	3,496	16,026
Other non-current assets	885	—	—	1,199	2,084
Total assets	109,636	3,210	—	21,510	134,356
Current liabilities	24,651	—	—	2,736	27,387
Non-current liabilities	6,638	—	—	—	6,638
Total liabilities	31,289	—	—	2,736	34,025
     For the twelve months ended December 31, 2005 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$91,308	$—	$—	$—	$91,308
Licensing and collaboration revenues	273	—	—	6,149	6,422
Total revenues	91,581	—	—	6,149	97,730
Cost of net product sales	46,161	—	—	—	46,161
Gross profit	45,420	—	—	6,149	51,569
Selling and marketing expense	16,347	—	—	—	16,347
General and administrative expense	8,930	—	17	2,458	11,405
Research and development expense	1,378	—	2,044	2,378	5,800
Depreciation and amortization expense	1,068	81	—	609	1,758
Litigation settlement	268	325	—	—	593
Income from operations	17,429	(406)	(2,061)	704	15,666
Interest income	182	—	—	746	928
Interest expense	(211)	—	—	—	(211)
Other income (expense), net	14	—	—	(2)	12
Income before income taxes	17,414	(406)	(2,061)	1,448	16,395
Provision for income taxes	5,476	—	—	—	5,476
Net income (loss)	11,938	(406)	(2,061)	1,448	10,919
Expenditures for fixed assets	10,821	—	—	197	11,018
Expenditures for drug licenses	945	—	—	1,100	2,045
     As of December 31, 2005 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Receivables, net	$23,469	$—	$—	$3,447	$26,916
Other current assets	26,443	—	—	21,718	48,161
Fixed assets	31,189	—	—	2,177	33,366
Drug licenses and related costs	8,931	1,581	—	3,346	13,858
Other non-current assets	615	—	—	1,304	1,919
Total assets	90,647	1,581	—	31,992	124,220
Current liabilities	25,639	97	—	2,944	28,680
Non-current liabilities	3,944	—	—	7	3,951
Total liabilities	29,583	97	—	2,951	32,631
     Interest income and interest expense are based upon the actual results of each operating segment’s assets and borrowings.
     The majority of the Company’s revenues are generated from products sold in Spain. Revenues from products sold in Spain totaled $80,645,000, $76,713,000 and $69,571,000 in the years ended December 31, 2007, 2006 and 2005, respectively. Revenues from licensing and collaboration revenues in Spain totaled $561,000, $515,000 and $274,000 in the years ended December 31, 2007, 2006 and 2005, respectively.
     Set forth in the table below is a summary of our revenues from external customers including a breakout of our revenues for our major product lines for the years ended December 31, 2007 and 2006 (in thousands):

		% of Total		% of Total		% of Total
Revenue source	2007	Revenues	2006	Revenues	2005	Revenues
Omeprazole	$17,730	14%	$19,130	18%	$18,173	18%
Enalapril	6,698	5%	6,650	6%	5,859	6%
Simvastatin	5,888	5%	7,471	7%	6,746	7%
Paroxetine	4,945	4%	4,494	4%	4,455	5%
Lansoprazole	4,875	4%	3,541	3%	2,386	2%
All other products	29,993	24%	24,449	22%	21,875	23%
Sales to licensees and others	42,870	35%	34,855	32%	31,814	32%

Total net product sales	112,999	91%	100,590	92%	91,308	93%

Licensing and collaborations	11,688	9%	8,881	8%	6,422	7%

Total Revenues	$124,687	100%	$109,471	100%	$97,730	100%

NOTE 15 – COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS
     The Company is obligated to pay certain royalty payments upon commercialization of products using its CPE-215 technology acquired in 1999 and its intellectual property acquired in 2003.
     The Company has entered into renewable employment agreements with key executives and certain other personnel. These employment agreements provide for salaries, potential bonuses and other benefits in exchange for services provided. The employment agreements also provide for certain compensation in the

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
event of termination or change in control of the Company. The Company is currently obligated to pay approximately $1,829,000 in 2008 under such agreements, which are scheduled to expire on December 31, 2008. In addition, the Company is obligated to grant an aggregate of 100,000 stock options to executive officers in 2008.
     Revenues from one customer accounted for 9% of 2007 consolidated total revenues and 3% of the consolidated receivables balance at December 31, 2007. Revenues from one customer exceeded 10% of consolidated total revenues during the year ended December 31, 2006, accounting for 11% of 2006 consolidated total revenues and 4% of the consolidated receivables balance at December 31, 2006. Revenues from one customer exceeded 10% of consolidated total revenues during the year ended December 31, 2005, accounting for 12% of 2005 consolidated total revenues and 4% of the consolidated receivables balance at December 31, 2005.
     Spanish sales from the Company’s omeprazole product line accounted for approximately 14% in the year ended December 31, 2007 and 18% in both years ended December 31, 2006 and 2005. The active pharmaceutical ingredient for the Company’s omeprazole products is currently purchased from one supplier.
     The Company leases certain equipment and facilities under non-cancelable operating leases, which expire through the year 2012. Total charges to operations under operating leases were approximately $1,817,000, $1,236,000 and $1,059,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum lease payments under operating leases are as follows (in thousands):

Year Ending December 31,	Future Minimum Lease Payments
2008	$1,754
2009	893
2010	344
2011	56
2012	23
thereafter	—
     The Company has purchase orders totaling approximately $2,796,000 for capital expenditures as of December 31, 2007 for continued improvements to its manufacturing facilities, including the acquisition of additional manufacturing equipment and the expansion of its active pharmaceutical ingredients manufacturing facility in Spain.
     In October 2007, the Company was notified that a legal proceeding had been commenced against its subsidiaries, Laboratorios Belmac, S.A., Laboratorios Davur, S.L. and Laboratorios Rimafar, S.L. by Wyeth requesting an order requiring the Company to not manufacture or launch its venlaflaxine products. The case was brought in the 4th Commercial Court of the City of Madrid. After an initial hearing the court rejected Wyeth’s request for an interim injunction. The underlying proceedings are still pending.
     In September 2007, the Company was notified that a legal proceeding had been commenced against its subsidiaries, Laboratorios Davur, S.L. and Laboratorios Rimafar, S.L., jointly with other manufacturers, by Merck & Co. Inc. and its Spanish subsidiary Merck Sharp & Dohme de España, S.A. requesting an order requiring the Company to not manufacture or launch certain of its alendronate products (70mg weekly). In October 2007, the Company filed a counterclaim against Merck seeking the revocation in Spain of European Patent 1.175.904. The case was brought in the 6th Commercial Court of the City of Barcelona and is currently pending.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
     In June 2007, the Company was notified that a legal proceeding had been commenced against its subsidiary, Laboratorios Belmac S.A., jointly with three other Spanish manufacturers, by Warner-Lambert Company requesting an order requiring Belmac not to manufacture or launch their atorvastatin products. This patent infringement action is based on the Spanish counterpart of European patent EP 247.633 which expired on May 29, 2007. In January 2008, the court rejected the action filed by Warner-Lambert and awarded legal costs to Belmac.
     In January 2005, the Company was notified that a legal proceeding had been commenced against its subsidiary, Laboratorios Davur S.L., by Pfizer Inc. and its Spanish subsidiary Pfizer, S.A. requesting an order requiring the Company to not manufacture or market its amlodipine products. The case was brought against Davur in the 3rd Commercial Court of the City of Barcelona. After an initial hearing the court imposed an interim injunction, preventing Davur from launching its amlodipine products. However, upon appeal, the court lifted the requested injunction and awarded Davur with court costs and legal fees. Pfizer has appealed the judgment. A decision on the appeal is expected in mid 2008.
     In December 2004, the Company’s subsidiary, Laboratorios Belmac, S.A., jointly with three other Spanish manufacturers, initiated a legal proceeding in the 2nd Commercial Court of the City of Barcelona against Warner-Lambert Company requesting the partial revocation in Spain of European patent EP 409.281 concerning atorvastatin calcium. In turn, Warner-Lambert Company counterclaimed against the plaintiffs for alleged infringement of the patent in suit. The court ruled in favour of Belmac in a decision rendered on September 26, 2006, and Warner-Lambert Company has appealed the judgment. A decision on the appeal is expected in the beginning of 2008.
     From time to time the Company is party to various legal actions that arise in the ordinary course of business. The Company does not expect that resolution of these matters will, individually or in the aggregate, have a material adverse effect on its financial position, results of operations or cash flows.