Form 10-K/A
period 2007-12-31
BENTLEY PHARMACEUTICALS INC
filed 2008-04-29
CIK 821616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File No. 1-10581

BENTLEY PHARMACEUTICALS, INC.
(Exact name of Registrant as Specified in Its Charter)

DELAWARE	59-1513162
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

BENTLEY PARK,
2 HOLLAND WAY
EXETER, NEW HAMPSHIRE	03833
(Address of Principal Executive Offices)	(Zip Code)
(603) 658-6100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.02 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐               Accelerated filer ☑                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity , as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

Explanatory Note
          This amendment is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which we filed with the SEC on March 17, 2008. The purpose of this amendment is to include information that was previously omitted from our Form 10-K in reliance on General Instruction G to Form 10-K and originally intended to be incorporated by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders that we intended to file with the SEC no later than April 29, 2008.
          In light of the fact we have entered into an Agreement and Plan of Merger with Teva Pharmaceuticals Industries Ltd. on March 31, 2008, we are working toward the closing of the merger contemplated by that agreement and do not currently expect to hold an annual meeting before the special meeting of our stockholders that will be held to approve the merger. Accordingly, we will not be filing our definitive proxy statement by April 29, 2008 (120 days after the end of our fiscal year in accordance with General instruction G), and we are instead filing this amendment to:
1.	Update the cover page to remove the reference to the incorporation by reference of our definitive proxy statement for our 2008 Annual Meeting of Stockholders into our Form 10-K for the fiscal year ended December 31, 2007;

2.	Include the information required by Items 10-14 of Part III of our Annual Report.

3.	Update Item 15(a)(3) of Part IV to include the new certifications by our principal executive officer and principal financial officer that are being filed as exhibits herewith as Exhibit 31.1.1 and 31.2.1 in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, and to list other exhibits.
          Pursuant to Rule 12b-15 of the Securities Act of 1924, as amended, Part III (Items 10-14) and Item 15(a)(3) of Part IV of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 are deleted in their entirety and replaced with the following Part III and Item 15(a)(3), as set forth below. This amendment does not reflect events occurring after the original filing date of the Form 10-K, or modify or update in any way disclosures made in the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our SEC filings made subsequent to the filing of our Form 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
James R. Murphy	58	Chairman, Chief Executive Officer and Director
John A. Sedor	63	President
Richard P. Lindsay	46	Vice President, Chief Financial Officer, Treasurer and Secretary
Adolfo Herrera	48	Managing Director of European Subsidiaries
Miguel Fernandez	77	Director
F. Ross Johnson	76	Director
Michael McGovern	64	Vice Chairman and Director
Edward J. Robinson	67	Director
John W. Spiegel	67	Lead Director

     James R. Murphy has served as one of our directors since 1993. Mr. Murphy has been our Chief Executive Officer and Chairman of the Board since 1995 and was President of Bentley from 1994 until August 2005. Previously, Mr. Murphy served as Vice President of Business Development at MacroChem Corporation, a publicly owned pharmaceutical and drug delivery company, from March 1993 through September 1994. From September 1992 until March 1993, Mr. Murphy served as a consultant in the pharmaceutical industry with his primary efforts directed toward product licensing. Prior thereto, Mr. Murphy served as Director - Worldwide Business Development and Strategic Planning of Bentley from December 1991 to September 1992. Mr. Murphy previously spent 14 years in pharmaceutical research and product development with SmithKline Corporation and in international business development with contract research and consulting laboratories. Mr. Murphy received a B.A. in Biology from Millersville University.
     John A. Sedor joined Bentley as President in August 2005. From 2001 to May 2005, he served as President and Chief Executive Officer for Sandoz Inc., a generic pharmaceutical company based in Princeton, N.J. In this role, Mr. Sedor oversaw all aspects of Sandoz, the North American unit of Novartis Generics where his responsibilities included Sales and Marketing, Research and Development, Operations and Product Manufacturing, Business Development and Strategy. From 1998-2001, he served as President and Chief Executive Officer of Verion, Inc., a drug delivery company. Previously, Mr. Sedor served as President and Chief Executive Officer of Centeon, a joint venture between two major multinational pharmaceutical corporations, Rhône-Poulenc Rorer and Hoechst AG. Mr. Sedor has also served as Executive Vice President at Rhône-Poulenc Rorer, Revlon Healthcare and Parke Davis. Mr. Sedor received his BS, Pharmacy/Chemistry from Duquesne University in 1970.
     Richard P. Lindsay joined Bentley as the Vice President of Finance and Chief Financial Officer of Bentley in September 2006. Previously, Mr. Lindsay was a self-employed independent consultant since October 2005. Mr. Lindsay served as Executive Vice President and Chief Financial Officer of StockerYale, Inc., a publicly traded photonics company, from August 2004 to October 2005 and was the Interim Controller of the University of Rhode Island from August 2003 to July 2004. Mr. Lindsay also served as Chief Financial Officer of Boston Beer Company, a publicly traded brewer of craft beers, from 1999 to 2003, where he was responsible for all finance, IT and international business development functions for the company. Prior to his employment with Boston Beer Company, Mr. Lindsay served as a Senior Consultant for KPMG, LLP, an international accounting firm, after completing his service in the U.S. Navy Submarine Service. Mr. Lindsay received his MBA (honors) from Northeastern University and a BS in Management with a concentration in Accounting and a minor in Economics from the University of Massachusetts. He is a Certified Public Accountant.
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
Corporate Governance
     Our Board of Directors has an Audit Committee, a Nominating and Governance Committee, and a Compensation Committee. The Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Procedures for Handling Complaints and the charters of the Audit Committee, the Nominating and Governance Committee and the Compensation Committee are available on Bentley’s website, www.bentleypharm.com, or in print to any shareholder who requests them from our Secretary at Bentley Park, 2 Holland Way, Exeter, NH 03833.
     Our Code of Business Conduct and Ethics (the “Code”) applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will post on our website any amendment to the Code and any waiver of the Code granted to any of our directors or executive officers.
     During 2007, our Board of Directors held 10 meetings, our Audit Committee held 5 meetings, our Nominating and Governance Committee held 2 meeting and our Compensation Committee held 7 meetings. In addition, the non-employee directors held 6 executive sessions without management present during 2007, as well as several meetings of the independent directors who were also the members of the Special Committee of the Board responsible for considering the strategic alternatives that resulted in the Agreement and Plan of Merger we entered into with Teva in March 2008 and the proposed spin-off of our drug delivery business. John W. Spiegel has been selected as the Lead Director (or Presiding Director) of our Board of Directors, and presides as Chairman of our Nominating and Governance Committee and at executive sessions of meetings of non-management and independent directors. Each director attended at least 75% of the meetings of the Board of Directors and meetings of each committee on which such director served that were held during 2007.
     The Board of Directors has a policy of encouraging each member of the Board to attend all annual meetings of stockholders, barring significant commitments or special circumstances, and generally schedules a meeting of the

Board on the same date as the annual stockholders’ meeting. All individuals who were then members of the Board of Directors attended our 2007 annual meeting of stockholders.
     Audit Committee. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the independent auditors, who audit our consolidated financial statements. The Audit Committee is also responsible for discussing with our management and our independent auditors, our accounting policies and procedures and reporting systems, as well as the effectiveness of our internal financial controls. The Audit Committee monitors the independence of the auditors, and resolves any disagreements between our management and our independent auditors regarding financial reporting. The Audit Committee also oversees the financial reporting process, including review of the audited financial statements, and based on the reviews and discussions referred to above, it recommends to the Board whether the financial statements should be included in our Annual Report on Form 10-K. The Audit Committee currently consists of Messrs. Edward J. Robinson (Chairman), Miguel Fernandez, F. Ross Johnson and John W. Spiegel. All members of the Audit Committee are “independent” directors in accordance with the listing standards of the New York Stock Exchange and Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and meet the New York Stock Exchange listing standards’ financial literacy requirements for Audit Committee members. The Board of Directors has determined that Mr. Robinson qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission and has accounting and related financial management expertise in accordance with the listing standards of the New York Stock Exchange. Mr. Spiegel serves on two public company audit committees in addition to his service for Bentley.
     Nominating and Governance Committee. The Nominating and Governance Committee selects potential candidates to nominate for membership on the Board. The Committee also administers our corporate governance principles and policies and our policy on related person transactions and evaluates the Board and its committees and other areas of governance. Messrs. Miguel Fernandez, F. Ross Johnson, Edward J. Robinson and John W. Spiegel (Chairman) currently serve on the Nominating and Governance Committee. All of these individuals are “independent” as defined by the New York Stock Exchange listing standards.
     Compensation Committee. The Compensation Committee administers our equity-based and other incentive plans and our annual bonus plan and reviews and recommends to the Board of Directors the nature and amount of compensation to be paid to our Chief Executive Officer, our other executive officers and any other executives whose annual base salary exceeds $350,000. Messrs. Miguel Fernandez (Chairman), F. Ross Johnson, Edward J. Robinson and John W. Spiegel currently serve on the Compensation Committee. All of these individuals are “independent” as defined by the New York Stock Exchange listing standards.
Procedures by which Stockholders may Nominate Directors
There have been no material changes in the procedures by which stockholders may nominate directors.
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

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Compensation Philosophy and Objectives
     We place a great deal of importance on recruiting, hiring, retaining and motivating high quality personnel. The main objectives of our compensation structure for our executive officers include providing compensation programs and policies that will attract, retain and motivate qualified executive personnel, rewarding individuals for their respective contributions to our performance, and providing our executive officers with a stake in the long-term success of the Company. Historically, we have chosen to achieve these objectives through competitive salaries, cash and stock bonuses and periodic stock option grants.
The Compensation Committee’s Process
     Our Compensation Committee annually reviews and approves the compensation of all of our executive officers. In determining compensation for our executive officers, our Compensation Committee considers, among other things, our overall performance and any improvements in our financial results, strategic alliances, acquisitions of products, product registrations, and financing, as well as individual contributions to the Company, the length of the executive’s service with us and internal equity considerations. Our Compensation Committee also approves the corporate goals and objectives to be used in evaluating the incentive compensation of our executive officers for the following year.
Compensation Consultant
     Our Compensation Committee retained Frederic W. Cook & Co., Inc. (“F.W. Cook”) as its compensation consultant to assist the committee with its determinations regarding selected components of executive compensation in 2007. F.W. Cook had been engaged by our Compensation Committee in 2006 to prepare a full review of the competitiveness of the Company’s executive compensation program, which included conducting a survey of executive compensation of similarly situated companies and comparing the results to the compensation for the Company’s executive officers. In 2007, F.W. Cook reviewed with the Chairman of the Compensation Committee its comments and recommendations with respect to the Company’s executive compensation program, which the Chairman then reviewed with the committee. Our Compensation Committee considered these recommendations when setting executive compensation for 2007.
Role of Executive Officers in Compensation Decisions
     Our Compensation Committee makes all determinations affecting the compensation for our executive officers, including our Chief Executive Officer, or CEO. Our Compensation Committee receives our CEO’s evaluations of all executive officers other than himself, as well as his recommendations with respect to all components of their compensation. Our Compensation Committee expressly retains the right to exercise its discretion in modifying any adjustments or awards recommended by the CEO. In the case of our CEO’s compensation, our Compensation Committee conducts its own evaluation of his performance and does not request any recommendation from our CEO regarding his compensation. In the case of the performance targets for the corporate performance component of cash bonus compensation for our executive officers and other employees, our CEO proposes targets to our Compensation Committee. The Chairman of our Compensation Committee then works with our Chief Executive Officer to finalize the financial targets against which our Compensation Committee will evaluate the performance of our named executives. Ultimately, our Compensation Committee reserves to itself discretion with respect to all compensation of our executive officers.

Compensation Elements
     Elements of compensation for our executive officers include:
•	base salary

•	annual bonuses

•	long-term incentive awards

•	employee benefits

•	perquisites and personal benefits.
     Our policy for allocating between currently paid and long-term compensation is to ensure adequate base compensation to attract and retain our personnel, while providing incentives to maximize our long-term value for our stockholders. We do not adhere to rigid formulas or targets in determining the mix of compensation elements. We incorporate flexibility into our compensation structure to respond to the changing business environment and needs of the Company.
     Base Salaries. A competitive base salary is the foundation of our compensation structure and we believe it is required to attract, retain and motivate the executive officers in alignment with our business strategies. Absent a promotion or significant increase in responsibilities, our Compensation Committee reviews base salaries of our executive officers in the context of existing salaries. In 2007, our committee conducted its annual review of our executive officers’ base salaries and approved our CEO’s recommendation of a base salary increase of 3.0% for each of Messrs. Murphy and Sedor and a 4.7% increase for Mr. Herrera based on the prevailing increases required under Spanish law. Our committee also approved a $25,000 increase in the base salary of Mr. Lindsay, also at the recommendation of our CEO. After we commenced our planning and preparation for the proposed spin-off of our drug delivery business in the second half of 2007, our CEO asked our Compensation Committee in August 2007 to review again the base salary of Mr. Lindsay. In light of the fact that Mr. Lindsay was overseeing preparations for reporting two public companies, and after considering Mr. Lindsay’s performance in preparing the registration for the spin-off, our committee in December 2007 approved a $10,000 increase in his monthly base salary effective as of September 1, 2007.
     Annual Bonuses. A significant portion of the direct cash compensation for our executive officers consists of payments under our annual corporate performance plan and individual performance bonuses, which are reviewed and determined by our Compensation Committee at the same time but according to separate measures. Our Compensation Committee established the following target bonus opportunities for each of our executive officers for 2007, expressed as a percentage of base salary: Mr. Murphy — 60%; Messrs. Sedor and Herrera — 50%; and Mr. Lindsay — 40%. In each case this bonus potential could be exceeded by up to 50% of the target for performance above target, or reduced down to 50% or even zero for performance below target. Of the 2007 bonus potential for each of the executive officers, 75% was to be based entirely on our Compensation Committee’s assessment of our performance against corporate goals for diluted earnings per share, free cash flows and total shareholder return. This portion of the bonus, which is determined by performance goals set in the first quarter of the year and is paid out at the same percentage for all participating executives, is reported in our Summary Compensation Table as “Non-Equity Incentive Plan” payments. The remaining 25% of the bonus potential was to be based on the committee’s subjective assessment regarding each executive officer’s performance against individualized objectives. Because our Compensation Committee retains full discretion to determine the final amount of the individualized portion of the annual bonus for each executive officer, these amounts are reported in our Summary Compensation Table as “Bonus” payments.
     In 2007 our Compensation Committee approved a matrix of target levels for each of the three financial targets proposed by our Chief Executive Officer and our Chief Financial Officer. In March 2008 our Compensation Committee determined that corporate performance against the goals for diluted earnings per share and free cash flow exceeded the goals at the level of 150% of the target, while the increase in shareholder value from December 31,

2006 to December 31, 2007 was at the level of 140% of the target. Of the three 2007 target performance goals that were comparable to our 2006 goals, the targets for total shareholder return and cash flows were substantially above the targets and the levels achieved in 2006. The 2007 target for diluted earnings per share was not comparable to 2006 due to the change in our business during 2006 when we increased our spending on research and development. For all the 2007 goals the levels achieved in 2007 were substantially above the targets set earlier in the year.
     For the individual performance bonuses for 2007, our Compensation Committee in its discretion and at the recommendation of our Chief Executive Officer awarded each of Messrs. Murphy, Sedor and Herrera their target bonuses. Our Chief Executive Officer recommended that Mr. Lindsay be awarded the maximum bonus for his extraordinary individual performance in advancing the strategic transaction process and the spin-off plan simultaneously, and our Compensation Committee concurred with that recommendation.
      Long-Term Equity Incentives. Compensation through the periodic grants of stock options and other equity awards under our 2005 Equity and Incentive Plan (the “2005 Plan”) is intended to align executives’ and stockholders’ long-term interests by creating a direct link between a portion of executive compensation and increases in the price of our common stock and our long-term success. This method of compensation also permits us to preserve our cash resources. The Compensation Committee administers our 2005 Plan and can make awards under the 2005 Plan in the form of restricted stock, restricted stock units, cash awards, incentive stock options, nonstatutory stock options or stock appreciation rights.
     We have a practice of granting annual equity awards to executive officers and directors on the date of our Annual Meeting of Stockholders. Our Annual Meeting, which is usually scheduled months in advance and without regard to anticipated earnings or other major announcements by us, generally occurs after announcement of our first quarter results and outside of any regular black-out period under our securities trading policy for directors and executive officers.
     In 2007, we granted both restricted stock units and stock options to our executive officers. We believe that providing combined grants of stock options and restricted stock units effectively balances our goal of focusing the executive officers on delivering long-term value to our stockholders and our goal of providing immediate value to the executive officers in connection with our equity awards. Because the exercise price of stock options was equal to the current market value of our common stock on the date of grant, these stock options will only deliver a reward if the stock price appreciates from the price on the date the stock options were granted. This design is intended to focus executive officers on the long-term enhancement of stockholder value. Restricted stock units vest only upon the satisfaction of a continued service requirement and therefore serve to retain key executives, as well as reward them with the current value of the stock received. When determining the appropriate combination of stock options and restricted stock units, the objective was to weigh the cost of these grants with their potential benefits to the company. We also considered the employee’s position and ability to influence corporate performance. We have determined three different levels of employees for each of which we have determined a different mix of stock options and restricted stock units. The first level consists of our executive officers. Because they have a greater ability to influence corporate performance and have a greater tolerance for risk than other employees, in 2007 our Compensation Committee awarded our executive officers 75% of their annual equity awards as stock options and 25% as restricted stock.
     The number of shares of common stock subject to stock option awards granted to our executive officers in 2007 was based primarily on the dollar value of the award granted. As a result, the number of shares underlying stock option awards will likely vary from year to year as it is dependent on the price of our common stock on the date of grant. In 2007, the number of shares of common stock subject to the restricted stock unit awards granted to our executive officers was based on one-third of the dollar value of the stock options awarded.
     Employee Benefits. We sponsor a 401(k) retirement plan under which our eligible executive officers and other eligible employees may contribute, on a pre-tax basis, up to 100% of their respective total annual income from us, subject to a maximum aggregate annual contribution imposed by the Internal Revenue Code of 1986, as amended (the “Code”). All of our employees who work in the U.S. are eligible to participate in the 401(k) Plan. We currently match 100% of each eligible employee’s contribution up to $14,000 with shares of our common stock. All of our matching contributions vest 25% each year for the first four years of each employee’s employment in which the employee works at least 1,000 hours.
     Each executive officer in the United States is entitled to the same full health care coverage as all of our other U.S. employees. The cost of such coverage for any dependents is partially borne by the executive officer. In addition, we have a term life insurance and disability policy for each of our executive officers. We bear the costs of these policies, but our executives pay all taxes on the coverage.
     Perquisites and Other Personal Benefits. We provide executive officers with perquisites and other person benefits that we and the Compensation Committee believe are reasonable and consistent with our overall compensation program. The Compensation Committee periodically reviews and approves the levels of perquisites and other personal benefits provided to executive officers. Attributed costs of the perquisites and personal benefits provided to executive officers are included under “All Other Compensation” in the “Summary Compensation Table”.
Executive Officer Agreements
          We entered into agreements with our executive officers other than Mr. Herrera in order to recruit and retain them when they joined us. Under these agreements, these officers will be entitled to receive severance benefits upon termination by Bentley without cause or upon the occurrence of certain triggering events following a change in control, including generally those related to termination of employment without cause or detrimental changes in the executive’s terms and conditions of employment. See “Employment Contracts and Payments Upon Termination or Change in Control” below for a more detailed description of these triggering events and the resulting benefits. These agreements generally renew automatically from year to year, but in the case of Mr. Murphy our Committee exercised Bentley’s right to terminate his agreement as of the end of 2008 in anticipation of approving an updated form of agreement during 2007, primarily to comply with the requirements of Section 409A of the Internal Revenue Code, which occurred in August 2007. We believe that the potential benefits provided by these agreements will help: (i) assure that our executive officers can give their full attention and dedication to our business, free from distractions caused by personal uncertainties and risks related to a pending or threatened change in control, (ii) assure our executive officers’ objectivity in considering shareholders’ interests, (iii) assure our executive officers of fair treatment in case of involuntary termination following a change in control, and (iv) attract and retain key executive talent. In the case of Mr. Herrera, in addition to the ordinary labor contract governed by Spanish law which provides substantial severance benefits mandated by Spanish law, in December 2007 we entered into a retention plan to ensure that we would retain the services of Mr. Herrera and other executives in our Spanish subsidiaries during the process of preparing those businesses for the diligence, negotiation and completion of the process for soliciting bids that ultimately resulted in our merger agreement with Teva. See “Employment Contracts and Payments Upon Termination or Change in Control” below for a more detailed description of this agreement.
Tax and Accounting Considerations
     Deductibility of Executive Compensation. Section 162(m) of the Code limits the deductibility for federal income taxes of compensation in excess of $1 million paid to a publicly held company’s chief executive officer and any of the other four highest-paid executive officers, except for “performance-based” compensation. The Compensation Committee is aware of this limitation and considers the effects of Section 162(m) on the Company when making compensation decisions.
     Accounting for Stock-Based Compensation. Beginning on January 1, 2006, the Company began accounting for stock-based payments including awards under the 2005 Plan in accordance with the requirements of Statement of Financial Accounting Standards No. 123 (Revised), Share Based Payment.

Compensation Committee Report
     The Compensation Committee has reviewed the Compensation Discussion and Analysis required by Regulation S-K 402(b) and through its Chairman has discussed it with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.
By the Compensation Committee,
Miguel Fernandez, Chairman
F. Ross Johnson
Edward J. Robinson
John W. Spiegel
Summary Compensation Table
The following table sets forth information concerning compensation paid to, or earned by, our named executives in fiscal years 2007 and 2006:

						Non-Equity
Name and				Stock	Option	Incentive Plan	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year	($)	($)(1)	($)	($)	($)(2)	($)(3)	($)
James R. Murphy	2007	672,719	100,908	112,192	439,315	443,994	49,231	1,769,128
Chairman of the Board and Chief Executive Officer	2006	653,125	—	48,287	335,657		59,911	1,096,980

John A. Sedor	2007	484,358	60,545	52,525	342,032	266,397	42,674	1,248,531
President	2006	470,250	—	16,453	129,670		42,858	659,231

Adolfo Herrera (4)	2007	566,846	64,453	41,377	170,805	283,594	46,441	1,173,516
Managing Director of European Subsidiaries	2006	438,994	139,000	15,201	133,622		32,754	759,571

Richard P. Lindsay(5)	2007	295,000	47,200	16,355	148,103	129,800	16,615	653,073
Vice President, Chief Financial Officer, Secretary and Treasurer	2006	71,439	—	—	28,387		6,357	106,183

(1)	Reflects payment of portion of bonus based on discretionary bonus for individual performance in 2007.

(2)	Reflects payment of portion of bonus based on corporate performance plan for 2007.

(3)	The amounts disclosed in All Other Compensation include the following:
All other compensation for Mr. Murphy for 2007 includes:
•	matching contributions in shares of common stock to Mr. Murphy’s 401(k) retirement plan valued at $14,000;

•	life insurance premiums of $5,525;

•	automobile allowance of $12,000;

•	club membership fees and expenses of $15,449;

•	home Internet access fees of $1,087

•	cell phone fees of $1,170.
All other compensation for Mr. Sedor for 2007 includes:
•	matching contributions in shares of common stock to Mr. Sedor’s 401(k) retirement plan valued at $14,000;

•	life insurance premiums of $15,558;

•	automobile allowance of $12,000; and

•	club membership fees and expenses of $1,116.
All other compensation for Mr. Herrera for 2007 includes:
•	lease payments of $46,249 for a car that the Company leases for Mr. Herrera, which is primarily used for business purposes; and

•	life and accident insurance premiums of $191.
All other compensation for Mr. Lindsay for 2007 includes:
•	matching contributions in shares of common stock to Mr. Lindsay’s 401(k) retirement plan valued at $14,000;

•	life insurance premiums of $455;

•	cell phone fees of $1,493;

•	club membership fees and expenses of $667.
The amounts disclosed for club membership fees and expenses, home Internet access and cell phone fees are for both business and personal purposes.

(4)	Amounts related to salary, bonus and all other compensation for Mr. Herrera were originally denominated in Euros and converted to U.S. dollars using the average exchange rate of 1.254 U.S. dollars per Euro for the year ended December 31, 2006 and 1.4729 for the year ended December 31, 2007.

(5)	Mr. Lindsay joined the Company in September 2006. Amounts reflect actual payments for the period he worked for us in 2006. The bonus amount listed in 2007 represents the total amount of bonus earned for 2007, of which $118,000 was paid to Mr. Lindsay in 2007 and $59,000 was paid to Mr. Lindsay in 2008.

     The following table sets forth the details of options and restricted stock units granted to the Named Executives during 2007.
GRANTS OF PLAN-BASED AWARDS

		A	B
		All Other	All Other
		Stock	Option
		Awards:	Awards:	C	Grant Date
		Number of	Number of	Exercise or	Fair Value of
		Shares of	Securities	Base Price	Stock and
		Stock or	Underlying	of Option	Option
		Units	Options	Awards	Awards
Name	Grant Date	(#)(1)	(#)(2)	($/Sh)	($)(3)
James R. Murphy	5/23/2007	18,000	—	—	215,370
	5/23/2007	—	100,000	11.965	545,000

John A. Sedor	5/23/2007	14,000	—	—	167,510
	5/23/2007	—	75,000	11.965	408,750

Richard P. Lindsay	5/23/2007	9,000	—	—	107,685
	5/23/2007	—	50,000	11.965	272,500

Adolfo Herrera	5/23/2007	9,000	—	—	107,685
	5/23/2007	—	50,000	11.965	272,500

(1)	Consists of Restricted Stock Units granted under our 2005 Plan. Restrictions lapse as to one-fourth of the units on each of the first four anniversaries of the date of grant.

(2)	Consists of nonstatutory stock options granted under our 2005 Plan. Each stock option expires on the tenth anniversary of the date of grant. These options become exercisable as to one third of the shares on each of the first three anniversaries of the date of grant.

(3)	This column shows the full grant date fair value of restricted stock units and stock options granted in 2007 to the named executives under SFAS No. 123 (Revised). Generally, the full grant date fair value reflects the amount that the Company would expense in its financial statements over the award’s vesting schedule, excluding the impact of estimated forfeitures and award modifications. For restricted stock units, the fair value is calculated based on the average of the high and low stock prices on the grant date. For information on the stock option valuation assumptions, refer to Note 11 of the Company’s Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008. The amounts reflected in this column approximate the Company’s accounting expense, and do not necessarily correspond to the actual value that will be recognized by the named executives.
Employment Agreements
     We have entered into employment agreements with each of Messrs. Murphy, Lindsay and Sedor which set forth the terms of their relationships with the Company. The agreements renew annually for one-year terms. Under the agreements, each individual is paid a base salary and provided with life insurance, as well as annual salary review, bonus potential and stock option grants at the discretion of the Board’s Compensation Committee. Mr. Murphy’s agreement also provides for a minimum stock option grant of 50,000 options per annum. Mr. Sedor’s agreement provides for a minimum stock option grant of 50,000 options in each of the years 2006 through 2009. Each of these individuals is employed by us on a full time basis.
     Laboratorios Belmac S.A., a wholly owned subsidiary of Bentley, has entered into an Ordinary Labor Contract with Adolfo Herrera which provides for an annual base salary and is governed by Spanish law.

     For details regarding our obligations in the event of various potential circumstances of termination of employment for any of our executive officers, please see “Potential Payments Upon Termination or Change-In-Control” below.
Terms of Restricted Stock Units and Stock Option Grants
     Each restricted stock unit granted to the Company’s executive officers in 2007 represents the right to receive one share of common stock. The restricted stock units vest in four annual installments on the first four anniversaries of the grant date. The underlying shares will be issued on the respective vesting dates for the units. The restricted stock units are not subject to performance milestones or other vesting requirements beyond continued employment on the applicable vesting dates. The terms of the restricted stock units permit the executive officer to have the Company withhold vested shares in satisfaction of applicable tax withholding requirements.
     The stock options granted on May 23, 2007 have an exercise price of $11.965 per share and vest in three equal annual installments on the first three anniversaries of the grant date. We believe that this vesting schedule, as well as the vesting schedule for the restricted stock units, aids in retaining executive officers and motivating longer-term performance. The options expire on the earlier of May 23, 2017 or the 90th day after termination of employment. The exercise price of stock options is the average of the high and low price per share of common stock on the date of grant. This is the measure of fair value of our common stock which we have used traditionally instead of the last sale price on the date of grant in order to avoid price shifts triggered by a single transaction at the close of a trading day.
     The following table details unexercised options and restricted stock units that have not vested for each of our Named Executives as of December 31, 2007.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Number
	of	Number of			Number of	Market Value
	Securities	Securities			Shares or Units	of Shares or
	Underlying	Underlying			of Stock That	Units of Stock
	Unexercised	Unexercised	Option Exercise	Option	Have Not	That Have Not
	Options	Options	Price	Expiration Date	Vested	Vested
	(#)	(#)	($)		(#)	($) *
Name	Exercisable	Unexercisable
James R. Murphy	75,000	—	5.875	1/3/2010	38,250	577,193
	17,400	—	5.875	1/1/2011	—	—
	57,600	—	6.000	5/9/2011	—	—
	100,000	—	9.790	1/3/2012	—	—
	50,000	—	8.050	1/1/2013	—	—
	50,000	—	10.040	5/21/2013	—	—
	100,000	—	13.300	1/1/2014	—	—
	100,000	50,000	7.500	3/30/2015	—	—
	45,666	91,334	11.775	5/23/2016	—	—
	—	100,000	11.965	5/23/2017	—	—

Richard P. Lindsay	16,666	33,334	12.030	9/11/2016	9,000	135,810
	—	50,000	11.965	5/23/2017

John A. Sedor	150,000	—	11.000	8/27/2015	20,900	315,381
	16,666	33,334	11.775	5/23/2016	—	—
	30,000	120,000	11.775	5/23/2016	—	—
	—	75,000	11.965	5/23/2017	—	—

Adolfo Herrera	7,000	—	2.375	6/15/2008	15,375	232,009
	25,000	—	5.875	1/3/2010	—	—
	50,000	—	6.000	5/9/2011	—	—
	50,000	—	9.790	1/3/2012	—	—
	30,000	—	8.050	1/1/2013	—	—
	30,000	—	10.040	5/21/2013	—	—
	75,000	—	13.300	1/1/2014	—	—
	46,666	23,334	7.500	3/30/2015	—	—
	14,333	28,867	11.775	5/23/2016	—	—
	—	50,000	11.965	5/23/2017	—	—

*	Market value based on closing price of $15.09 on December 31, 2007.
     The following table sets forth certain information for each of the Named Executives concerning the number and value realized on the exercise of stock options during 2007 and the number and value of restricted stock units that vested during 2007.
OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
James R. Murphy	—	—	6,750	80,764
Richard P. Lindsay	—	—	—	—
John A. Sedor	—	—	2,300	27,520
Adolfo Herrera	—	—	2,125	25,426
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
     The employment agreements with our executive officers may be terminated on one year’s notice (except for Mr. Sedor’s agreement which provides for termination upon notice effective as of the date of expiration of the then applicable term) and, if terminated earlier without cause, upon payment of severance equal to one year’s salary, a bonus equal to the greater of the employee’s bonus target for the current year or bonus for the prior year, and vesting of equity awards based on the number of months of employment during the vesting period. Mr. Lindsay’s agreement provides that such severance will be payable in a lump sum within ten days after termination or such later date as he delivers a release to the Company. No severance is paid on a termination for cause. Upon the death or disability of an executive officer, all equity awards shall vest.
     The employment agreements all provide benefits for specified terminations after a change in control of our company.

James R. Murphy
          Upon a termination of Mr. Murphy’s employment by us without “cause” or for “good reason” (each as defined in Mr. Murphy’s employment agreement), within 12 months following a change in control, he will be entitled to a lump sum payment within 30 days of his termination equal to two times the sum of his then-current base salary and the average of his bonuses (if any) paid for the two prior years, and all of Mr. Murphy’s then-outstanding Bentley equity awards shall vest in full. The employment agreement also entitles Mr. Murphy and his dependents to continued medical benefits for two years (or until comparable benefits are provided by a subsequent employer). In addition, Mr. Murphy will be entitled to continue his life insurance coverage for up to two years at Bentley’s expense. The agreement also provides for one-year post-termination non-competition and non-solicitation covenants.
John A. Sedor
          Upon a termination of Mr. Sedor’s employment by us without “cause” or for “good reason” (each as defined in Mr. Sedor’s employment agreement) within 12 months following a change in control, he will be entitled a lump sum payment within 30 days of his termination equal to two times the average of his aggregate annual compensation paid in the preceding two calendar years (including base salary and bonus, if any) and all of Mr. Sedor’s then-outstanding Bentley equity awards shall vest in full. In addition, Mr. Sedor will be entitled to a cash amount equal to the product of (1) the difference between (x) the fair market value of Bentley common stock at the time of the consummation of the proposed transaction and (y) the exercise price of the equity award most recently granted to Mr. Sedor and (2) the number of equity awards not yet granted to Mr. Sedor under the terms of the agreement. The employment agreement also entitles Mr. Sedor and his dependents to continued medical benefits for two years (or until comparable benefits are provided by a subsequent employer). The agreement also provides for one-year post-termination non-competition and non-solicitation covenants.
          In April 2008, in anticipation of the proposed spin-off of CPEX, CPEX entered into an agreement with Mr. Sedor under which, upon completion of the spin-off, Mr. Sedor will become the President and CEO of CPEX, his employment with Bentley will terminate and Bentley will have no further obligation to make cash payments or other benefits to Mr. Sedor, other than honoring his outstanding equity awards that will become fully vested at the closing of the merger with Teva.
Richard P. Lindsay
          We entered into an employment agreement, effective as of September 11, 2006, with Richard P. Lindsay, who serves as our Chief Financial Officer, which was amended by a letter agreement dated March 17, 2008. Upon a termination of Mr. Lindsay’s employment by us without “cause” or for “good reason” (each as defined in Mr. Lindsay’s employment agreement) within 12 months following a change in control, he will be entitled to a lump sum payment within 30 days of his termination equal to two times the average of his aggregate annual compensation paid in the preceding two calendar years (including base salary and bonus, if any), which in the case of calendar year 2006 shall be the aggregate annualized amount of $217,053, and all of Mr. Lindsay’s then-outstanding Bentley equity awards shall vest in full. Mr. Lindsay’s agreement also provides for a cutback in respect of any payments and benefits received in connection with a change in control of Bentley that would otherwise exceed the limit under Section 280G of the Internal Revenue Code and result in an excise tax under Section 4999 of the Internal Revenue Code (i.e., if the total amount of these payments and benefits exceeds the maximum amount that could be paid to Mr. Lindsay without incurring these excise taxes, then his payments and benefits will be reduced to the maximum amount so that no excise tax is imposed). The employment agreement also entitles Mr. Lindsay and his dependents to continued medical benefits for two years (or until comparable benefits are provided by a subsequent employer). The agreement also provides for one-year post-termination non-competition and non-solicitation covenants.
Adolfo Herrera
          On December 13, 2007, Laboratorios Belmac S.A. (“Belmac”), our wholly owned subsidiary, entered into a letter agreement with Mr. Adolfo Herrera, its Director of European Operations, pursuant to which Mr. Herrera is entitled to a retention bonus, severance protection and equity vesting acceleration in the event that Belmac experiences a change in control prior to December 31, 2008. Pursuant to the terms of the letter agreement, provided he remains continuously employed by Belmac or its affiliate or successor through December 31, 2008, Mr. Herrera will be entitled to receive a payment equal to 150% of the sum of (i) his base annual salary then in effect, (ii) his actual bonus for the prior year, and (iii) the value of his then-leased car (the “Base Amount”), with such payment to be made as soon as practicable following December 31, 2008, but in no event later than January 31, 2009. If, upon a change in control occurring prior to December 31, 2008, Mr. Herrera’s employment is terminated without “cause” by Belmac, its affiliate or successor, or by Mr. Herrera for “good reason” (as each is defined in the letter agreement), or by means of a disciplinary or objective dismissal that is declared unjustified by the Spanish Labor Courts, or based on any negligent or material breach by Belmac, in each case after notification of the final decision of the Spanish Labor Courts, Mr. Herrera will be entitled to receive a payment equal to 150% of the Base Amount as soon as practicable, but in no event later than one month following such notification.
          In the event that Mr. Herrera’s employment with Belmac is terminated without cause, by means of a disciplinary or objective dismissal that is declared unjustified by the Spanish Labor Courts, or by Mr. Herrera for good reason or based on any negligent or material breach by Belmac, Mr. Herrera will be entitled to statutory severance in an amount equal to 45 days of his annual compensation (as defined under Spanish Labor Law) for each of his years of service with Belmac, up to a maximum of 42 months’ pay, net of any related taxes. If such termination occurs prior to the second anniversary of a change in control, Mr. Herrera will also be entitled to receive a pro-rated amount of severance equal to up to two times the Base Amount. In addition, upon a change in control, subject to the approval of the our board of directors, all outstanding stock options, restricted stock and other equity awards held by Mr. Herrera relating to the stock of Bentley shall become immediately vested and exercisable and/or all forfeiture restrictions on such awards shall immediately lapse, as applicable. The letter agreement will remain in effect until the second anniversary of a change in control of Belmac; provided that if no change in control occurs prior to January 1, 2009, the letter agreement will terminate on that date except for provisions relating to the statutory severance, which survive the termination of the letter agreement.
     The following table summarizes payments that the Company would be required to make to each executive officer under the employment agreements in the case of (1) termination of the executive without cause and (2) termination related to a change in control of the Company. For the purposes of this table, we have assumed that each event occurred on December 31, 2007, the last business day of our last completed fiscal year.

			Payments for Termination upon Change in Control
			($)
	Payments for Termination				Payment
	Without Cause				in lieu of
	($)				Contracted
		Accelerated		Accelerated	Option	Health
Name	Severance	Vesting	Severance	Vesting	Awards	Benefits
James R. Murphy	1,076,350	—	1,840,438	1,445,794	N/A	47,477
Richard P. Lindsay	413,000	—	217,053	417,761	N/A	16,550
John A. Sedor	726,537	—	701,500	1,346,261	312,500	47,477
Adolfo Herrera (1)	914,537	—	3,510,806	589,202	N/A	—

(1)	Amounts for Mr. Herrera are denominated in Euros and converted to U.S. dollars for this presentation using the average exchange rate for the year ended December 31, 2007 of 1.4729 U.S. dollars per Euro.
     The following table summarizes compensation paid to our non-employee directors during 2007:

DIRECTOR COMPENSATION

	Fees Earned or	Stock
	Paid in	Awards	Option
	Cash	(1)	Awards	Total
Name	($)	($)	($)	($)
Miguel Fernandez(2)	74,000	95,000	—	169,000
F. Ross Johnson(3)	64,000	95,000	—	159,000
Michael McGovern(4)	67,000	95,000	—	162,000
Edward J. Robinson(5)	79,000	95,000	—	174,000
John W. Spiegel(6)	71,500	95,000	—	166,500

(1)	The grant date fair value of the restricted stock unit awards granted to the Directors in 2007 was $95,720.

(2)	As of December 31, 2007, Mr. Fernandez held 16,000 restricted stock units, of which 12,000 units were vested, and 162,100 stock options, all of which were vested.

(3)	As of December 31, 2007, Mr. Johnson held 8,000 restricted stock units, of which 4,000 units were vested, and 40,000 stock options, all of which were vested.

(4)	As of December 31, 2007, Mr. McGovern held 8,000 restricted stock units, of which 4,000 units were vested, and 619,200 stock options, all of which were vested.

(5)	As of December 31, 2006, Mr. Robinson held 8,000 restricted stock units, of which 4,000 units were vested, and 40,000 stock options, all of which were vested.

(6)	As of December 31, 2006, Mr. Spiegel held 16,000 restricted stock units, of which 12,000 units were vested, and 90,000 stock options, all of which were vested.
     We pay our directors who are not employees fees consisting of a $25,000 annual retainer, $2,000 for each meeting of the Board of Directors attended, $2,500 for each Audit Committee meeting attended, $2,500 for each Compensation Committee meeting attended, and $1,500 for each Nominating and Governance Committee or other committee meeting attended. We also reimburse expenses incurred in attending meetings. In addition, the chairman of the Audit Committee is paid an additional annual retainer of $15,000, the chairman of the Compensation Committee is paid an additional annual retainer of $10,000, and the chairman of the Nominating and Governance Committee is paid an additional annual retainer of $5,000. Mr. McGovern, in his role as Vice Chairman, is paid an additional annual retainer of $30,000. On May 23, 2007, the date of our 2007 Annual Meeting of Stockholders, each non-employee director was also granted 8,000 restricted stock units under the 2005 Plan. Each restricted stock unit represents the right to receive one share of common stock. The restricted stock units vested in four equal installments on July 31, 2007, October 31, 2007, January 31, 2008 and April 30, 2008. Restricted stock units that are not vested when a director ceases to serve on the Board are forfeited. The restricted stock units are not subject to any performance milestones or other vesting requirements beyond continued service on the Board at the applicable vesting dates, but vested shares will not be issuable to the director until he completes his service as a director of the Company unless he has made a timely election in compliance with the requirements of Section 409A of the Internal Revenue Code to have the vested shares issued to him on an earlier specified date.

Compensation Committee Interlocks and Insider Participation
     The members of the Compensation Committee since the 2007 annual meeting are Messrs. Miguel Fernandez, F. Ross Johnson, Edward J. Robinson and John W. Spiegel, all of whom were at the time of service non-employee directors. None of our executive officers serves as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board or of our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information about the securities authorized for issuance under our equity compensation plans as of December 31, 2007:

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price	under equity compensation plans
	outstanding options,	of outstanding options,	(excluding securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans/arrangements approved by stockholders	3,838,579	$9.97	322,929
Equity compensation plans/arrangements not approved by stockholders	—	—	—

Total	3,838,579	$9.97	322,929

Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth information as of April 7, 2008 as to (i) each person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who we know to be the beneficial owner of more than five percent of our common stock, (ii) all of the Named Executives listed in the Summary Compensation Table, (iii) each director, and (iv) all current executive officers and directors as a group.
     Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all securities beneficially owned by them. Beneficial ownership exists when a person either has the power to vote or sell common stock. A person is deemed to be the beneficial owner of securities that he or she can acquire within 60 days from the applicable date, whether upon the exercise of options or otherwise. Except as otherwise indicated, the address of each beneficial holder is c/o Bentley Pharmaceuticals, Inc., Bentley Park, 2 Holland Way, Exeter, New Hampshire 03833.

	Number of Shares of		Percentage of
	Common Stock		Common Stock
Name and Address of Beneficial Owner	Beneficially Owned		Outstanding
ClearBridge Advisors, LLC	2,647,995	(1)	11.8%
399 Park Avenue
New York, NY 10022
Balyasny Asset Management, LLC	1,949,700	(2)	8.7%
181 West Madison, Suite 3600
Chicago, IL 60602
Luther King Capital Management Corporation	1,777,050	(3)	7.9%
301 Commerce Street, Suite 1600
Fort Worth, TX 76102
Visium Asset Management, LP	1,151,300	(4)	5.1%
950 Third Avenue, 29th Floor
New York, NY 10022
James R. Murphy	1,165,699	(5)	5.0%
John A. Sedor	279,193	(6)	1.2%
Richard P. Lindsay	38,124	(7)	*

	Number of Shares of		Percentage of
	Common Stock		Common Stock
Name and Address of Beneficial Owner	Beneficially Owned		Outstanding
Adolfo Herrera	406,532	(8)	1.8%
Miguel Fernandez	191,068	(9)	*
Michael McGovern	3,294,428	(10)	14.3%
F. Ross Johnson	68,500	(11)	*
Edward J. Robinson	64,000	(12)	*
John W. Spiegel	121,000	(13)	*
All executive officers and directors as a group (9 persons)	5,628,544	(14)	22.6%

*	Less than one percent

(1)	The number of shares is based on information contained in a Schedule 13G filed on February 14, 2008. ClearBridge Advisors, LLC filed the Schedule 13G with Smith Barney Fund Management LLC, as a group, indicating shared voting and dispositive power over certain of the securities held.

(2)	The number of shares is based on information contained in a Schedule 13G filed by the stockholder on February 11, 2008.

(3)	The number of shares is based on information contained in a Schedule 13G filed by the stockholder on January 18, 2008.

(4)	The number of shares is based on information contained in a Schedule 13G filed by the stockholder on March 20, 2008.

(5)	Includes 100 shares of common stock owned by Mr. Murphy’s son, as to which Mr. Murphy disclaims beneficial ownership, and 12,030 shares of common stock held in Mr. Murphy’s 401(k) Retirement Plan account. Also includes 645,666 shares of common stock issuable upon exercise of vested stock options, 79,000 shares of common stock issuable upon exercise of stock options that become exercisable within 60 days of April 7, 2008 and 11,250 restricted stock units that vest within 60 days of April 7, 2008.

(6)	Includes 3,563 shares of common stock held in Mr. Sedor’s 401(k) Retirement Plan account. Also includes 196,666 shares of common stock issuable upon exercise of vested stock options, 71,667 shares of common stock issuable upon exercise of stock options that become exercisable within 60 days of April 7, 2008 and 5,800 restricted stock units that vest within 60 days of April 7, 2008.

(7)	Includes 2,542 shares of common stock held in Mr. Lindsay’s 401(k) Retirement Plan account. Also includes 16,666 shares of common stock issuable upon exercise of vested stock options, 16,666 shares of common stock issuable upon exercise of stock options that become exercisable within 60 days of April 7, 2008 and 2,250 restricted stock units that vest within 60 days of April 7, 2008.

(8)	Includes 351,433 shares of common stock issuable upon exercise of vested stock options, 31,099 shares of common stock issuable upon exercise of stock options that become exercisable within 60 days of April 7, 2008 and 4,375 restricted stock units that vest within 60 days of April 7, 2008.

(9)	Includes 162,100 shares of common stock issuable upon exercise of vested stock options, 14,000 vested and unissued restricted stock units and 2,000 restricted stock units that vest within 60 days of April 7, 2008.

(10)	Includes 100,000 shares owned by Mr. McGovern’s spouse. Also includes 619,200 shares of common stock issuable upon exercise of vested stock options, 6,000 vested and unissued restricted stock units and 2,000 restricted stock units that vest within 60 days of April 7, 2008. Mr. McGovern’s address is c/o Bentley Pharmaceuticals, Inc., 2 Bentley Way, Exeter, NH.

(11)	Includes 40,000 shares of common stock issuable upon exercise of vested stock options, 6,000 vested and unissued restricted stock units and 2,000 restricted stock units that vest within 60 days of April 7, 2008.

(12)	Includes 40,000 shares of common stock issuable upon exercise of vested stock options, 6,000 vested and unissued restricted stock units and 2,000 restricted stock units that vest within 60 days of April 7, 2008.

(13)	Includes 90,000 shares of common stock issuable upon exercise of vested stock options, 14,000 vested and unissued restricted stock units and 2,000 restricted stock units that vest within 60 days of April 7, 2008.

(14)	Includes 100 shares of common stock owned by Mr. Murphy’s son, as to which beneficial ownership is disclaimed. See Note 5 above. Also includes 2,161,731 shares of common stock issuable upon exercise of vested stock options, 46,000 vested and unissued restricted stock units, 198,432 shares of common stock issuable upon exercise of stock options that become exercisable within 60 days of April 7, 2008 and 33,675 restricted stock units that vest within 60 days of April 7, 2008. Also includes 18,135 shares of common stock held in 401(k) Retirement Plan accounts of our executive officers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Person Transactions
Policy on Related Person Transactions
     Our Board of Directors has adopted a Policy on Related Person Transactions that sets forth our policies and procedures for the reporting, review, and approval or ratification of each related person transaction. The Nominating and Governance Committee is responsible for implementing the policy. The policy applies to transactions and other relationships that would need to be disclosed in this annual report as related person transactions pursuant to the new SEC rules. In general, these transaction and relationships are defined as those involving our executive officers, directors, nominees for director and 5% stockholders, as well as specified members of the family or household of any of these individuals, where Bentley or any of its affiliates have participated in the transaction as a direct party or by arranging the transaction and the transaction involves more than $120,000. In adopting this policy, our Board of Directors expressly excluded from its coverage any transactions, among others, involving compensation of our executive officers or directors that has been expressly approved by our Compensation Committee or our Board of Directors.
Director Independence
     The Board has established the following guidelines to assist it in determining whether a director has a material relationship with Bentley that would call into question that director’s independence. Under these guidelines, a director will be considered to have a material relationship with Bentley if within the past three years:
•	the director was an employee of Bentley or an immediate family member was an executive officer of Bentley,

•	the director or an immediate family member received more than $100,000 per year in direct compensation from Bentley (other than director and committee fees and pension or other deferred compensation),

•	the director or an immediate family member was affiliated with or employed by Bentley’s present or former internal or external auditor,

•	an executive officer of Bentley serves on the compensation committee of another company that employs the director in any capacity or that employs an immediate family member of the director as an executive officer, or

•	the director is an executive officer or employee, or has an immediate family member who is an executive officer, of a company that made payments to, or received payments from, Bentley in an amount which, in any single fiscal year during the past three years, exceeds the greater of $1 million or 2% of the other company’s consolidated gross revenues.
     A director will not be considered to have a material relationship with Bentley if the director is independent under the listing standards of the New York Stock Exchange and he or she is:
•	an executive officer of another company which is indebted to Bentley, or to which Bentley is indebted, where the total amount of either company’s indebtedness to the other is equal to five percent (5%) or more of the total consolidated assets of the other company,

•	an executive officer of a charitable organization and Bentley’s annual charitable contributions to the organization (exclusive of gift-match payments) exceed the greater of $1 million or 2% of the organization’s total annual revenues,

•	a partner of or of counsel to a law firm that performs substantial legal services to Bentley on a regular basis, or

•	a partner, officer or employee of an investment bank or consulting firm that performs substantial services to Bentley on a regular basis.
     Ownership of a significant amount of a company’s stock, by itself, does not bar a determination that a director is independent.
     For relationships not covered by the guidelines set forth above, the determination of whether a material relationship exists is made by the other members of the Board of Directors who are independent as defined above.
     Our Board of Directors has determined that Messrs. John W. Spiegel, Miguel Fernandez, F. Ross Johnson and Edward J. Robinson, are “independent” in accordance with the listing standards of the New York Stock Exchange and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. None of these directors has a material relationship with Bentley under the guidelines set forth above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
Report of the Audit Committee
     The following is the report of the Audit Committee with respect to Bentley’s audited financial statements for the year ended December 31, 2007.
     In accordance with its charter approved by the Board of Directors, the Audit Committee has responsibility for oversight of Bentley’s financial reporting process, including reviewing the audited financial statements, the systems of internal control over financial reporting established by Bentley’s management and the full Board, and the overall audit process. Management is responsible for the financial reporting process and our internal control over financial reporting. The independent registered public accounting firm is responsible for performing an independent audit of our consolidated financial statements and internal control over financial reporting in accordance with the standards established by the Public Company Accounting and Oversight Board (United States) and issuing a report thereon. The Audit Committee’s responsibility is to monitor these processes. The Audit Committee has reviewed and discussed the consolidated financial statements with management and Deloitte & Touche LLP, our independent registered public accounting firm.
     In performing its responsibilities, the Audit Committee of the Board of Directors has (i) reviewed and discussed with management and Deloitte & Touche LLP, Bentley’s audited financial statements for the year ended December

31, 2006, (ii) discussed with Deloitte & Touche LLP the matters required to be discussed by PCAOB Standards (Statement on Accounting Standards (“SAS”) No. 61, Communication with Audit Committees, as amended by SAS 89 and SAS 90) and Rule 2-07, Communication with Audit Committees, of Regulation S-X, (iii) received the written disclosures and the letter from Deloitte & Touche LLP required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, (iv) reviewed with management and Deloitte & Touche LLP Bentley’s critical accounting policies, (v) discussed with management the quality and adequacy of Bentley’s internal control over financial reporting, (vi) discussed with Deloitte & Touche LLP their independence, and (vii) considered whether the provision of the nonaudit services described in this annual report under the captions “Audit Related Fees” and “Tax Fees” by Deloitte & Touche LLP is compatible with maintaining their independence.
     Based on the foregoing review and discussions, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in Bentley’s Annual Report on Form 10-K for the year ended December 31, 2007, for filing with the Securities and Exchange Commission.
By the Audit Committee,
Edward J. Robinson, Chairman
Miguel Fernandez
F. Ross Johnson
John W. Spiegel
Fees and Services
          Audit Fees. The aggregate audit fees billed for professional services rendered by the independent registered public accounting firm for the audit of our financial statements as of and for the years ended December 31, 2006 and 2007, the reviews of the financial statements in our Form 10-Q filings for the respective years, the statutory audits of our subsidiaries, our filings with the Securities and Exchange Commission and other audit fees were $752,939 and $607,986, respectively.
          Audit Related Fees. The aggregate audit related fees billed for professional services by the independent registered public accounting firm in 2007 rendered for the audit of CPEX Pharmaceuticals, Inc. for the years ended December 31, 2007, 2006 and 2005, in support of our Form 10 Registration statement filing, were $726,800. There were no audit related fees billed for professional services by the independent public accounting firm in 2006.
          Tax Fees. There were no fees billed for professional services rendered by the independent registered public accounting firm for tax compliance, tax advice, tax planning and other tax-related matters in 2007 and 2006.
          All Other Fees. No other fees were billed by or paid to the independent registered public accounting firm during 2007 or 2006.
Audit Committee Pre-approval Policy
          The Audit Committee has adopted a pre-approval policy for the audit and nonaudit services performed by the independent registered public accounting firm in order to assure that the provision of such services do not impair the firm’s independence. The pre-approval policy includes the following provisions:
•	Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.

•	The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period.

•	The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

•	The annual audit services engagement terms and fees will be subject to the specific pre-approval of the Audit Committee. The Audit Committee will approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope, company structure or other matters.

•	In addition to the annual audit services engagement approved by the Audit Committee, the Audit Committee may grant pre-approval for other audit services, which are those services that only the independent registered public accounting firm reasonably can provide.

•	All non-audit-related services must be separately pre-approved by the Audit Committee. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements or that are traditionally performed by the independent registered public accounting firm.

•	All tax services must be specifically pre-approved by the Audit Committee. The Audit Committee believes that the independent registered public accounting firm can provide tax services to Bentley such as tax compliance, tax planning and tax advice without impairing the firm’s independence.

•	All other services must be separately pre-approved by the Audit Committee. The Audit Committee may grant pre-approval to those permissible nonaudit services classified as all other services that it believes are routine and recurring services, and would not impair the independence of the independent registered public accounting firm.

•	Pre-approval fee levels for all services to be provided by the independent registered public accounting firm will be established periodically by the Audit Committee. Any proposed services exceeding these levels will require specific pre-approval by the Audit Committee.

•	With respect to each proposed pre-approved service, the independent registered public accounting firm will provide detailed back-up documentation, which will be provided to the Audit Committee, regarding the specific services to be provided.

•	Requests or applications to provide services that require separate approval by the Audit Committee will be submitted to the Audit Committee by both the independent registered public accounting firm and the Chief Financial Officer.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:

(1)	Financial Statements
Item 15(a)(1) is not being amended by this report on Form 10-K/A, and no financial statements are being filed with this report on Form 10-K/A. Please see Item 15(a)(1) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which we filed with the SEC on March 17, 2008.
(2)	Financial Statement Schedules
Item 15(a)(2) is not being amended by this report on Form 10-K/A, and no financial statement schedules are being filed with this report on Form 10-K/A. Please see Item 15(a)(2) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which filed with the SEC on March 17, 2008.
(3)	Exhibits

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 29, 1999. (Reference is made to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on December 23, 1999. (Reference is made to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registration filed with the Secretary of State of Delaware on July 3, 2003. (Reference is made to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on July 23, 2004. (Reference is made to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

3.5	Bylaws of the Registrant, as amended and restated. (Reference is made to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

4.1	Renewed Rights Agreement dated as of December 21, 2004 between Bentley Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including the form of Rights certificate as Exhibit B thereto and the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit C thereto. (Reference is made to Exhibit 4.1 to the Registrant’s Form 8-K, filed on December 21, 2004, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.1*	Registrant’s Amended and Restated 1991 Stock Option Plan. (Reference is made to Appendix D to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed on May 18, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

Exhibit
Number	Description

10.2*	Form of Non-qualified Stock Option Agreement under the Registrant’s 1991 Stock Option Plan. (Reference is made to Exhibit 4.25 to the Registrant’s Form 10-K for the year ended June 30, 1992, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.3*	Registrant’s 2001 Employee Stock Option Plan. (Reference is made to Appendix B to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed on April 9, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.4*	Registrant’s 2001 Directors’ Stock Option Plan. (Reference is made to Appendix C to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed on April 9, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.5*	Form of Stock Option contract under the Registrant’s 2001 Employee Stock Option Plan. (Reference is made to Exhibit 4.8 to the Registrant’s Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.6*	Form of Stock Option contract under the Registrant’s 2001 Directors’ Stock Option Plan. (Reference is made to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.7*	Amendment No. 1 to the Registrant’s 2001 Employee Stock Option Plan. (Reference is made to Exhibit 4.10 to the Registrant’s Form 10-K for the year ended December 31, 2003, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.8*	Amendment No. 2 to the Registrant’s 2001 Employee Stock Option Plan. (Reference is made to Exhibit 4.11 to the Registrant’s Form 10-K for the year ended December 31, 2003, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.9*	Amendment No. 1 to the Registrant’s 2001 Directors’ Stock Option Plan. (Reference is made to Exhibit 4.12 to the Registrant’s Form 10-K for the year ended December 31, 2003, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.10*	Amendment No. 2 to the Registrant’s 2001 Directors’ Stock Option Plan. (Reference is made to Exhibit 4.13 to the Registrant’s Form 10-K for the year ended December 31, 2003, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.11*	Form of Incentive Stock Option Certificate under the Registrant’s Amended and Restated 2005 Equity and Incentive Plan. (Reference is made to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.12*	Form of Non-Statutory Stock Option Certificate under the Registrant’s Amended and Restated 2005 Equity and Incentive Plan. (Reference is made to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.13*	Bentley Pharmaceuticals, Inc. Amended and Restated 2005 Equity and Incentive Plan. (Reference is made to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated May 23, 2006, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.14*	Form of Restricted Stock Unit Certificate (Non-employee Directors) under the Registrant’s Amended and Restated 2005 Equity and Incentive Plan. (Reference is made to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

Exhibit
Number	Description

10.15*	Form of Restricted Stock Unit Certificate (Employees) under the Registrant’s Amended and Restated 2005 Equity and Incentive Plan. (Reference is made to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.16*	Ordinary Labor Contract dated as of February 12, 1998 between the Registrant’s wholly-owned subsidiary, Laboratorios Belmac, S.A. and Adolfo Herrera. (Reference is made to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended December 31, 2005, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.17*	Letter Agreement dated December 13, 2007 by and between Laboratorios Belmac, S.A. and Adolfo Herrera Málaga. (Reference is made to Exhibit 10.17 to the Registrant’s Form 10-K for the year ended December 31, 2007, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.18*	Amended and Restated Employment Agreement dated as of August 20, 2007 between the Registrant and James R. Murphy. (Reference is made to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.19*	Employment Agreement dated as of August 27, 2005 between the Registrant and John A. Sedor. (Reference is made to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.20*	Employment Agreement dated as of September 11, 2006 by and between the Registrant and Richard P. Lindsay. (Reference is made to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated September 11, 2006, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.21*	Letter Agreement dated March 17, 2008 amending the Employment Agreement between the Registrant and Richard P. Lindsay. (Reference is made to Exhibit 10.21 to the Registrant’s Form 10-K for the year ended December 31, 2007, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.22*	Information on remuneration of non-employee members of the Board of Directors. (Reference is made to Item 1.01 of the Registrant’s Current Report on Form 8-K dated May 23, 2006, Commission File No. 1-10581, which item is incorporated herein by reference.)

10.23	Asset Purchase Agreement between the Registrant and Yungtai Hsu dated February 1, 1999, effective as of December 31, 1998. (Reference is made to Exhibit 7.1 to the Registrant’s Form 8-K filed on February 26, 1999, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.24	Letter Amendment dated February 8, 2008 between the Registrant and Yungtai Hsu effective December 31, 2007. (Reference is made to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 13, 2008, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.25	License Agreement between the Registrant and Auxilium A2, Inc. dated May 31, 2000, including Amendment No. 1 thereto dated October 2000 and Amendment No. 2 dated May 31, 2001. (Reference is made to Exhibit 10.10 to Amendment No. 2 to the Registrant’s Form 10-K for the year ended December 31, 2001, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.26	Amendment No. 3 dated September 6, 2002 to License Agreement between the Registrant and Auxilium Pharmaceuticals, Inc. dated May 31, 2000. (Reference is made to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2002, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.27	Amendment No. 4 dated March 25, 2004 to License Agreement between the Registrant and Auxilium Pharmaceuticals, Inc. dated May 31, 2000. (Reference is made to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended December 31, 2005, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

Exhibit
Number	Description

10.28	License Agreement between the Registrant and Auxilium Pharmaceuticals, Inc. dated May 31, 2001 relating to products using Dihydrotestosterone. (Reference is made to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2002, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.29	Amendment No. 1 dated September 6, 2002 to License Agreement between the Registrant and Auxilium Pharmaceuticals, Inc. dated May 31, 2001 related to products using Dihydrotestosterone. (Reference is made to Exhibit 10.13 to the Registrant’s Form 10-K for the year ended December 31, 2002, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

10.30	Settlement Term Sheet Agreement, dated September 29, 2006, between Ethypharm S.A. France, Ethypharm S.A. Spain, the Registrant and Laboratorios Belmac S. A. (Reference is made to Exhibit 10.29 to the Registrant’s Form 10-K for the year ended December 31, 2006, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

21.1	Subsidiaries of the Registrant. (Reference is made to Exhibit 21.1 to the Registrant’s Form 10-K for the year ended December 31, 2007, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

23.1	Consent of Independent Registered Public Accounting Firm. (Reference is made to Exhibit 23.1 to the Registrant’s Form 10-K for the year ended December 31, 2007, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer dated March 17, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Reference is made to Exhibit 31.1 to the Registrant’s Form 10-K for the year ended December 31, 2007, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

31.1.1†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer dated March 17, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Reference is made to Exhibit 31.2 to the Registrant’s Form 10-K for the year ended December 31, 2007, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

31.2.1†	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Reference is made to Exhibit 32.1 to the Registrant’s Form 10-K for the year ended December 31, 2007, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Reference is made to Exhibit 32.2 to the Registrant’s Form 10-K for the year ended December 31, 2007, Commission File No. 1-10581, which exhibit is incorporated herein by reference.)

*	Indicates a management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Exeter, New Hampshire on the 29th day of April 2008.

BENTLEY PHARMACEUTICALS, INC.
By:	/s/ James R. Murphy
James R. Murphy
Chairman and Chief Executive Officer