Form 10-Q
period 2008-03-31
BENTLEY PHARMACEUTICALS INC
filed 2008-05-12
CIK 821616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Registrant’s telephone number, including area code: (603) 658-6100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s common stock outstanding as of May 7, 2008 was 22,452,165.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended March 31, 2008

Bentley Pharmaceuticals, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except per share data)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$33,279	$33,706
Marketable securities	1,084	1,010
Receivables, net	46,137	39,324
Inventories	19,536	17,658
Deferred taxes	1,038	1,067
Prepaid expenses and other	1,827	1,915

Total current assets	102,901	94,680

Non-current assets:
Fixed assets, net	63,620	59,191
Drug licenses and related costs, net	17,613	16,624
Restricted cash	1,000	1,000
Deferred taxes	348	676
Other	1,016	925

Total non-current assets	83,597	78,416

Total assets	$186,498	$173,096

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,664	$19,413
Accrued expenses	13,643	10,623
Short-term borrowings	186	116
Current portion of long-term debt	1,304	608
Deferred income	1,296	1,186
Other current liabilities	1,206	1,137

Total current liabilities	36,299	33,083

Non-current liabilities:
Long-term debt	16,076	15,595
Deferred income	6,620	5,976
Other	2,645	2,470

Total non-current liabilities	25,341	24,041

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 2,000 shares, issued and outstanding, none	—	—
Common stock, $0.02 par value, authorized 100,000 shares, issued and outstanding, 22,450 and 22,376 shares	448	447
Additional paid-in capital	144,533	143,269
Accumulated deficit	(45,672)	(46,736
Accumulated other comprehensive income	25,549	18,992

Total stockholders’ equity	124,858	115,972

Total liabilities and stockholders’ equity	$186,498	$173,096

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Unaudited Consolidated Income Statements

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2008	2007
Revenues:
Net product sales	$36,364	$29,114
Licensing and collaboration revenues	3,649	2,277

Total revenues	40,013	31,391

Cost of net product sales	19,947	15,897

Gross profit	20,066	15,494

Operating expenses:
Selling and marketing	5,763	4,445
General and administrative	4,213	3,577
Research and development	2,804	2,675
Separation costs	3,834	69
Depreciation and amortization	526	508

Total operating expenses	17,140	11,274

Income from operations	2,926	4,220

Other income (expenses):
Interest income	260	182
Interest expense	(279)	(50)
Other, net	99	89

Income before income taxes	3,006	4,441

Provision for income taxes	1,942	2,081

Net income	$1,064	$2,360

Net income per common share:
Basic	$0.05	$0.11

Diluted	$0.05	$0.10

Weighted average common shares outstanding:
Basic	22,469	22,293

Diluted	23,588	22,534

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	$0.02 Par Value		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
(in thousands, except per share data)	Shares	Amount	Capital	Deficit	Income	Total
Balance at January 1, 2008	22,376	$447	$143,269	$(46,736)	$18,992	$115,972

Comprehensive income:
Net income	—	—	—	1,064	—	1,064
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	6,557	6,557

Comprehensive income						$7,621

Exercise of stock options	66	1	454	—	—	455
Stock-based compensation	8	—	810	—	—	810

Balance at March 31, 2008	22,450	$448	$144,533	$(45,672)	$25,549	$124,858

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$1,064	$2,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,744	1,548
Non-cash charge for inventory write-down and reserves	—	302
Non-cash charge for write-down of intangible assets	195	47
Foreign currency gains	(206)	(74)
Stock-based compensation expense	810	559
Change in fair value of derivative instrument	129	9
Loss on disposal of assets	44	63
Other non-cash items	3	3
(Increase) decrease in assets and increase (decrease) in liabilities:
Receivables, net	(3,907)	(88)
Inventories	(555)	(447)
Deferred income taxes	451	46
Prepaid expenses and other current assets	166	(288)
Other assets	(51)	(24)
Accounts payable and accrued expenses	401	2,756
Deferred income	214	98
Other liabilities	60	998

Net cash provided by operating activities	562	7,868

Cash flows from investing activities:
Additions to fixed assets	(1,628)	(1,954)
Additions to drug licenses and related costs	(661)	(515)
Proceeds from maturity of investments	—	2,661

Net cash (used in) provided by investing activities	(2,289)	192

(Continued on following page)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

Bentley Pharmaceuticals, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows (Concluded)

	For the Three Months Ended
	March 31,
(in thousands)	2008	2007
Cash flows from financing activities:
Proceeds from the exercise of stock options	$455	$—
Proceeds from borrowings	172	—
Repayment of borrowings	(116)	(554)

Net cash provided by (used in) financing activities	511	(554)

Effect of exchange rate changes on cash	789	151

Net (decrease) increase in cash and cash equivalents	(427)	7,657

Cash and cash equivalents at beginning of period	33,706	12,424

Cash and cash equivalents at end of period	$33,279	$20,081

Supplemental Disclosures of Cash Flow Information
The Company paid cash during the period for:
Interest	$240	$—

Supplemental Disclosures of Non-Cash Financing and Investing Activities
The Company has issued Common Stock as stock-based compensation in lieu of cash during the period as follows:
Shares	8	9

Amount	$113	$75

Amounts included in accounts payable at end of period for fixed asset and drug license purchases	$434	$1,267

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
          Bentley is also in the business of development, licensing and commercialization of pharmaceutical products utilizing its validated drug delivery technology. Bentley has U.S. and international patents and other proprietary rights to technologies that facilitate the absorption of drugs. Bentley develops and co-develops products that incorporate its drug delivery technologies. Bentley’s platform drug delivery technology utilizes CPE-215® to enhance permeation and absorption of pharmaceutical molecules across biological membranes such as the skin, nasal mucosa and eye. Bentley has licensed applications of its proprietary CPE-215 drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim in the United States in February 2003. Testim, which is the first product incorporating Bentley’s CPE-215 drug delivery technology, is a gel indicated for testosterone replacement therapy.
Planned Spin-off
           On October 23, 2007, the Company announced a plan to spin-off its drug delivery business in a transaction that is subject to certain conditions. Management expects that shares of the new specialty pharmaceutical drug delivery company, CPEX Pharmaceuticals, Inc. (“CPEX”), will be distributed to Bentley stockholders by means of a stock dividend. On the record date, which has not yet been set, each Bentley stockholder will be entitled to receive shares of CPEX in connection with the spin-off of the drug delivery business. The spin-off would result in CPEX operating as an independent entity with publicly traded common stock. Bentley would not have any ownership interest in CPEX subsequent to the spin-off.

          In connection with the spin-off, CPEX and Bentley expect to enter into a series of agreements, including a separation and distribution agreement, a transition services agreement, an employee matters agreement and a tax sharing agreement. Consummation of the spin-off is subject to several conditions, including final approval of the spin-off by the Bentley Board of Directors, receipt of an opinion to the effect that Bentley and CPEX each will be solvent and adequately capitalized immediately after the distribution of the CPEX common stock, and that Bentley has sufficient surplus under Delaware law to declare the dividend of CPEX common stock to Bentley stockholders, and the effectiveness of the Form 10 filed with the Securities and Exchange Commission for the registration of the securities of CPEX. Approval by Bentley’s stockholders is not required as a condition to the consummation of the proposed spin-off.
Merger Agreement with Teva Pharmaceutical Industries Ltd.
          On March 31, 2008, the Company announced that it had entered into a definitive agreement with Teva Pharmaceutical Industries Ltd. (“Teva”) whereby Teva will acquire Bentley following the spin-off of Bentley’s drug delivery business to its stockholders. The boards of directors of both companies have unanimously approved the transaction. Closing is subject to certain conditions, including completion of the proposed spin-off of Bentley’s drug delivery business, antitrust approvals, the approval of Bentley’s stockholders and other customary closing conditions. Mr. James Murphy, Bentley’s Chairman and Chief Executive Officer, Mr. Michael McGovern, Bentley’s Vice Chairman and Mr. McGovern’s wife, who currently hold an aggregate of approximately 13.8% of the outstanding Bentley shares, have agreed to vote their shares in favor of the transaction. Approval by Teva’s stockholders is not required. The transaction is expected to close by the third quarter of 2008. Teva will fund the acquisition from its internal resources.
          Based on the exercise price and number of outstanding shares and options of Bentley as of the signing, and prior to any potential tax or options adjustments as a result of the spin-off, the purchase price per share of Bentley common stock to be paid by Teva in the acquisition is approximately $15.02. If the value of the CPEX stock distributed to Bentley stockholders in the spin-off described above exceeds the thresholds set forth in the merger agreement, then the per share price would be reduced by a percentage of that excess. This reduction is designed to compensate Teva for tax liabilities it may assume as a result of the spin-off. In addition, in order to account for the equitable adjustment to the exercise price and number of Bentley options and restricted stock units that will be made in connection with the spin-off of CPEX, the per share price to Bentley stockholders will be recalculated prior to the stockholders’ meeting in order to spread the aggregate purchase price across all shares of Bentley common stock and restricted stock units then outstanding and all options for Bentley common stock with an exercise price less than the price per share to be paid in the acquisition. The final price per share, reflecting any potential adjustments as a result of the spin-off, will be announced by Bentley at least 14 days prior to its stockholders’ meeting relating to the transaction.
          The Company has incurred and is expected to continue to incur legal, tax and other strategic consulting costs specifically associated with the planned spin-off of its drug delivery business and merger with Teva. These costs totaled approximately $3,834,000 and $69,000 for the three months ended March 31, 2008 and 2007, respectively, and have been reported as separation costs within operating expenses in the Company’s Unaudited Consolidated Income Statements. Separation costs totaling $69,000 for the three months ended March 31, 2007 were reclassified from general and administrative expenses to separation costs to conform to the current period presentation.
Basis of Unaudited Condensed Consolidated Financial Statements
          The Unaudited Condensed Consolidated Financial Statements of Bentley as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted insofar as such information was disclosed in the Company’s consolidated financial statements for the year ended December 31, 2007. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated financial statements and notes thereto included in Bentley’s Annual Report on Form 10-K for the year ended December 31, 2007, referred to as our 2007 Form 10-K.
          In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2007 and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Bentley’s financial position as of March 31, 2008 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 should not necessarily be considered indicative of the results to be expected for any subsequent period or for the full year ending December 31, 2008.
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
          Included in cash and cash equivalents at March 31, 2008 and December 31, 2007 are approximately $10,463,000 and $9,704,000, respectively, of short-term investments considered to be cash equivalents, as the original maturity dates of such investments were three months or less when purchased.
Fair value measurements
          The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 and the amounts as they correspond to the respective level within the fair value hierarchy established by SFAS No. 157.

		Fair Value Measurements at March 31, 2008 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total at	Identical Assets	Observable Inputs	Inputs
(In Thousands)	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities	$1,084	$1,084	$—	$—

Liabilities:
Cash flow hedges	$571	$—	$—	$571

Fair Value Measurements at
March 31, 2008 Using
Significant Unobservable Inputs
(Level 3)
(In Thousands)	Cash Flow Hedges
Beginning Balance at January 1, 2008	$374
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	197
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Ending balance at March 31, 2008	$571

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$—

          Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the three months ended March 31, 2008 are reported in Other income (expenses) in the Company’s Unaudited Consolidated Income Statements.

Other income (expenses)
Total gains or losses included in earnings (or changes in net assets) for the three months ended March 31, 2008	$197

Changes in unrealized gains or losses relating to assets held at March 31, 2008	$—

          The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2008 and the amounts as they correspond to the respective level within the fair value hierarchy established by SFAS No. 157.

(In Thousands)		Fair Value Measurements at March 31, 2008 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Total at	for Identical	Observable	Unobservable	Total
	March 31,	Assets	Inputs	Inputs	Gains
Assets:	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)
Drug licenses and related costs, net	$17,613	$—	$—	$17,613	$(195)

     In accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets, drug licenses and related costs are reviewed at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired, comparing the carrying amounts to their estimated future undiscounted cash flows and adjusting for any diminution in value. During the quarter ended March 31, 2008, the Company recorded impairment losses of approximately $195,000 in research and development on the Company’s Unaudited Consolidated Income Statement. These impairment losses relate to the specialty generics business.
Receivables
          Receivables consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Trade receivables	$38,112	$32,279
VAT, income and social security taxes receivable	5,369	4,333
Royalties receivable	3,291	3,237
Other	171	161

	46,943	40,010
Less-allowance for doubtful accounts	(806)	(686)

	$46,137	$39,324

     Inventories
          Inventories are stated at the lower of cost or market, cost being determined on the first in, first out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand.
          Balances are comprised of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$13,364	$11,802
Finished goods	6,324	6,798

	19,688	18,600
Less allowance for slow moving inventory	(152)	(942)

	$19,536	$17,658

          At December 31, 2007, the Company’s inventories included raw materials and consigned inventories related to the Company’s first U.S. generic product launched in late December 2006. Market price conditions and demand for this product were less favorable than originally estimated and these inventories, which had a gross value of approximately $480,000 in raw materials and $321,000 in finished goods, were fully reserved as of December 31, 2007 and subsequently written-off in the first quarter of 2008.
Fixed assets
          Fixed assets consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Land	$3,298	$3,128
Buildings and improvements	28,158	26,185
Equipment	29,126	26,813
Furniture and fixtures	2,602	2,537
Other	372	350

	63,556	59,013
Capital in-progress	25,131	22,314

	88,687	81,327
Less accumulated depreciation	(25,067)	(22,136)

	$63,620	$59,191

          Depreciation expense of approximately $98,000 and $91,000 has been charged to operations as a component of depreciation and amortization expense in the Unaudited Consolidated Income Statements for the three months ended March 31, 2008 and 2007, respectively. Depreciation totaling approximately $1,218,000 and $1,040,000 has been included in cost of net product sales in the Unaudited Consolidated Income Statements for the three months ended March 31, 2008 and 2007, respectively.
Debt
          Short-term borrowings consist of the following:

	March 31,	December 31,
	2008	2007
	(In Thousands)
Revolving lines of credit payable to Spanish financial institutions, weighted average interest rate is 5.06% and 5.05%, respectively	$186	$116

          The Company maintains revolving line of credit facilities with Spanish financial institutions, which entitled the Company to borrow up to $7,743,000 and $7,218,000 at March 31, 2008 and December 31, 2007, respectively, at interest rates ranging from 4.92% to 5.12%. The facilities are scheduled to mature on various dates through December 15, 2008 and are renewable.
          Long-term debt consists of the following:

	March 31,	December 31,
	2008	2007
	(In Thousands)
Loans payable	$17,380	$16,203
Less-current portion of long-term debt	(1,304)	(608)

Total long-term debt	$16,076	$15,595

          On June 29, 2007, the Company’s subsidiary, Laboratorios Belmac (“Belmac”), entered into a loan agreement with a Spanish financial institution, pursuant to which Belmac borrowed 11,000,000 Euros (equal to approximately $17,380,000 at March 31, 2008). In accordance with the loan agreement, Belmac is charged interest on the loan at a variable rate, reset quarterly, equal to the Euro Interbank Offered Rate, plus 0.5%. The interest rate under the loan at March 31, 2008 was 5.2%. The principal of the loan will be repaid in quarterly installments of 412,500 Euros (equal to approximately $652,000 at March 31, 2008) beginning December 31, 2008, with the balance due on December 31, 2013. Maturities on the long-term debt, as expressed in U.S. dollars as of March 31, 2008 are as follows (in thousands):

Year	Principal Payment
2008	$652
2009	2,607
2010	2,607
2011	2,607
2012	2,607
2013	6,300

Total	$17,380

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
Stockholders’ equity
          A substantial amount of the Company’s business is conducted in Europe and is therefore influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, specifically the Euro. The exchange rates at March 31, 2008 and December 31, 2007 are as follows:

U.S. Dollars per Euro	March 31, 2008	December 31, 2007
YTD weighted average exchange rate	1.50	1.37
Exchange rate	1.58	1.47
          The net effect of foreign currency translation on the Company’s net assets for the three months ended March 31, 2008 was an increase of $6,557,000 which has been included in other comprehensive income. The cumulative historical effect of foreign currency translation as of March 31, 2008 and December 31, 2007 totaled $25,549,000 and $18,992,000, respectively, as reflected in accumulated other comprehensive income.

Revenue recognition
          Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred when the customer takes possession of the product. The Company provides its customers with a limited right of return. Revenue is recognized upon delivery and a reserve for sales returns is recorded when considered appropriate. The Company has demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (“SFAS No. 48”), and of allowances for doubtful accounts based on significant historical experience.
          The Company earns royalty revenues on Auxilium’s sales of Testim, which incorporates the Company’s CPE-215 permeation enhancement technology. Total royalty revenues recognized for the three months ended March 31, 2008 and 2007 were $3,300,000 and $2,157,000, respectively.
          The Company enters into licensing and supply agreements with certain customers that provide for the supply of specified products at specified prices. The Company’s two deliverables in these agreements (the license and the product sales) do not meet the criteria for separation under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and are therefore accounted for as one unit of account in accordance with EITF 00-21. Specifically, the license agreements contain contractual restrictions whereby the licensees are obligated to purchase the licensed products exclusively from the Company for the entire term of the related supply agreement. Additionally, licensees are precluded from being able to sell, sub-lease or transfer their rights or from being able to manufacture the product in-house. The Company’s product sales under the agreements are recognized in the same manner as its normal product sales. The license fees, which are due and payable upfront, are refundable to the customer until the customer has received marketing authorization to sell the licensed product. Accordingly, the Company defers the revenue recognition of the license fees until the customer obtains marketing authorization. The Company then recognizes the license fees as revenue on a straight line basis over the term of the related supply agreement. The Company has deferred recognition of approximately $5,607,000 and $5,424,000 of license fees as of March 31, 2008 and December 31, 2007, respectively.
Provision for income taxes
          The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities relating to the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns. As permitted by Accounting Principles Board (“APB”) Opinion No. 23, Accounting for Income Taxes — Special Areas, provisions for income taxes on undistributed earnings of foreign subsidiaries that are considered permanently invested are not recognized in the Company’s consolidated financial statements. The cumulative amount of foreign earnings that have been permanently reinvested is approximately $72,500,000.
          The Company had $487,000 and $763,000 of unrecognized tax benefits as of March 31, 2008 and December 31, 2007, respectively, all of which relate to the Company’s Spanish subsidiaries and all of which would affect its effective tax rate if recognized.

The Company realized a decrease of approximately $181,000 in its unrecognized tax benefits during the first quarter of 2008 as a result of the expiration of uncertain foreign tax positions resulting from the lapse of statute of limitations. The Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of the date of adoption, the Company had approximately $249,000 of accrued penalties and $51,000 of accrued interest related to its uncertain tax positions. As of March 31, 2008, the Company had approximately $86,000 of accrued penalties and $57,000 of accrued interest related to its uncertain tax positions. Tax years ranging from 2002 to 2006 remain open to examination by the major taxing authorities in jurisdictions where the Company is subject to taxation.
     As a result of reporting taxable income in Spain, the Company recorded provisions for foreign income taxes totaling $1,942,000 and $2,081,000 for the three months ended March 31, 2008 and 2007, respectively. The provisions represented 32% of the pre-tax income reported in Spain for each of the three months ended March 31, 2008 and 2007. The provisions represented 65% and 47% of consolidated pre-tax income for the three months ended March 31, 2008 and 2007, respectively.
     The Company maintains various agreements by and between Bentley Pharmaceuticals, Inc. and its subsidiaries. Income and expenses resulting from these agreements are eliminated in consolidation; however, the related transactions affect the Company’s consolidated income tax provision.
     The Company generated U.S. federal net operating losses of approximately $3,127,000 and $723,000 in the three months ended March 31, 2008 and 2007, respectively. As future operating profits cannot be reasonably assured, no tax benefit has been recorded for these losses. The Company has established valuation allowances equal to the full amount of the U.S. deferred tax assets. Should the Company determine that it is more likely than not that it will realize certain of its net deferred tax assets for which it has previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance.
Basic and diluted net income per common share
     Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding during each period in accordance with SFAS No. 128, Earnings per Share. The effects on the Company’s outstanding stock options were considered in the diluted net income per share calculation for the three months ended March 31, 2008 and 2007.
     The following is a reconciliation between basic and diluted net income per common share for the three months ended March 31, 2008 and 2007. Dilutive securities issuable for the three months ended March 31, 2008 and 2007 include approximately 1,119,000 and 241,000 dilutive incremental shares, respectively, issuable as a result of various stock options and unvested restricted stock units that are outstanding.
     For the Three Months Ended March 31, 2008 (in thousands, except per share data):

		Effect of Dilutive
	Basic EPS	Securities	Diluted EPS
Net income	$1,064	$—	$1,064
Weighted average common shares outstanding	22,469	1,119	23,588
Net income per common share	$0.05	$—	$0.05

     For the Three Months Ended March 31, 2007 (in thousands, except per share data):

		Effect of Dilutive
	Basic EPS	Securities	Diluted EPS
Net income	$2,360	$—	$2,360
Weighted average common shares outstanding	22,293	241	22,534
Net income per common share	$0.11	$—	$0.10
     For the three months ended March 31, 2008 and 2007, options to purchase 10,000 and 2,434,000 shares, respectively, of Common Stock were excluded from the diluted EPS presentation as determined under the treasury stock method, because their exercise prices were greater than the average market value of the common stock during the period.
Share-based compensation plans
     The Company has in effect equity incentive plans (the “Plans”), pursuant to which directors, officers, employees and consultants of the Company have been awarded grants of restricted stock units and options to purchase the Company’s Common Stock. As of March 31, 2008, approximately 4,307,000 shares of Common Stock have been reserved for issuance under the Plans of which approximately 3,796,000 of the shares are subject to outstanding stock options and approximately 186,000 shares are subject to outstanding restricted stock units. The balance of approximately 325,000 shares is available for future issuance under the Amended and Restated 2005 Equity and Incentive Plan (the “Amended Plan”), which is the successor to all the Company’s other equity Plans. Of the shares available for future issuance, approximately 2,100 are available only for future grants of stock options, while the remainder are available for any type of award allowed under the Amended Plan.
     The Company also sponsors a 401(k) Plan for eligible employees and matches eligible contributions with shares of the Company’s Common Stock. In March 2008, the Company’s Board of Directors authorized an increase of 50,000 shares in the number of shares of Common Stock reserved for issuance pursuant to the 401(k) Plan.
Common stock and restricted stock unit transactions
     During the three months ended March 31, 2008, the Company issued approximately 42,100 shares of Common Stock upon the exercise of stock options and approximately 7,700 shares of Common Stock as share-based compensation in lieu of cash contributions to the Company’s 401(k) Plan. Additionally, during the three months ended March 31, 2008, the Company issued 24,000 shares of Common Stock to non-employee directors from vested but contingently issuable restricted stock units pursuant to an issuance election made by those non-employee directors.
Stock-based compensation
     Stock-based compensation expense recorded for stock option and restricted stock unit awards to employees, non-employee directors and one consultant for the three months ended March 31, 2008 and 2007 was approximately $697,000 and $484,000, respectively. The related expenses were recorded in the Company’s Unaudited Consolidated Income Statements as follows (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Cost of net product sales	$10	$8
Selling and marketing expenses	5	5
General and administrative expenses	409	310
Research and development expenses	273	161

	$697	$484

     No related compensation expense was capitalized as the cost of an asset and there was no impact on net cash provided by operating activities or net cash used in financing activities as a result of these share-based transactions.

     Stock-based compensation expense recorded for matching contributions for the Company’s 401(k) Plan totaled $113,000 and $75,000 for the three months ended March 31, 2008 and 2007, respectively. The related expenses were recorded in the Company’s Unaudited Consolidated Income Statements as follows (in thousands):

	For the Three Months Ended March 31,
	2008	2007
General and administrative expenses	$57	$31
Research and development expenses	56	44

	$113	$75

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
     The Company’s drug delivery segment was based in both the U.S. and Europe and is focused on the advancement of proprietary drug delivery technologies that enhance or facilitate the absorption of pharmaceutical compounds across various membranes. The Company ceased its European drug delivery activities effective December 31, 2007. As a result, the Company’s drug delivery activities are now solely based in the U.S. The Company’s activities consist primarily of licensing, product research and development, business development activities, corporate management and administration. The Company plans on spinning-off its drug delivery business pursuant to which shares of the new specialty pharmaceutical drug delivery company, CPEX, will be distributed to Bentley stockholders by means of a stock dividend. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Set forth in the tables below is certain financial information with respect to the Company’s business and geographical segments for the three months ended March 31, 2008 and 2007 and as of March 31, 2008 and December 31, 2007. The segments use the same accounting policies as those described in the summary of significant accounting policies in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

     For the Three Months Ended March 31, 2008 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$36,364	$—	$—	$—	$36,364
Licensing and collaboration revenues	199	—	—	3,450	3,649
Total revenues	36,563	—	—	3,450	40,013
Cost of net product sales	19,913	34	—	—	19,947
Gross profit	16,650	(34)	—	3,450	20,066
Selling and marketing expense	5,763	—	—	—	5,763
General and administrative expense	2,703	(17)	—	1,527	4,213
Research and development expense	692	—	—	2,112	2,804
Separation Costs	1,960	—	—	1,874	3,834
Depreciation and amortization expense	334	20	—	172	526
Income from operations	5,198	(37)	—	(2,235)	2,926
Interest income	113	—	—	147	260
Interest expense	(277)	—	—	(2)	(279)
Other income (expense), net	99	—	—	—	99
Income before income taxes	5,133	(37)	—	(2,090)	3,006
Provision for income taxes	1,942	—	—	—	1,942
Net income (loss)	3,191	(37)	—	(2,090)	1,064
Expenditures for fixed assets	1,590	—	—	38	1,628
Expenditures for drug licenses	661	—	—	—	661
     For the Three Months Ended March 31, 2007 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Net product sales	$28,906	$208	$—	$—	$29,114
Licensing and collaboration revenues	114	—	—	2,163	2,277
Total revenues	29,020	208	—	2,163	31,391
Cost of net product sales	15,396	501	—	—	15,897
Gross profit	13,624	(293)	—	2,163	15,494
Selling and marketing expense	4,445	—	—	—	4,445
General and administrative expense	2,275	—	—	1,302	3,577
Research and development expense	481	—	1,097	1,097	2,675
Separation Costs	—	—	—	69	69
Depreciation and amortization expense	274	39	—	195	508
Income from operations	6,149	(332)	(1,097)	(500)	4,220
Interest income	65	—	—	117	182
Interest expense	(45)	—	—	(5)	(50)
Other income (expense), net	92	—	—	(3)	89
Income before income taxes	6,261	(332)	(1,097)	(391)	4,441
Provision for income taxes	2,081	—	—	—	2,081
Net income (loss)	4,180	(332)	(1,097)	(391)	2,360
Expenditures for fixed assets	1,934	—	—	20	1,954
Expenditures for drug licenses	336	32	—	147	515
     As of March 31, 2008 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Receivables, net	$42,866	$—	$—	$3,271	$46,137
Other current assets	36,358	—	—	20,406	56,764
Fixed assets	60,851	—	—	2,769	63,620
Drug licenses and related costs	14,320	455	—	2,838	17,613
Other non-current assets	1,280	—	—	1,084	2,364
Total assets	155,675	455	—	30,368	186,498
Current liabilities	32,401	—	—	3,898	36,299
Long term debt	16,076	—	—	—	16,076
Non-current liabilities	9,265	—	—	—	9,265
Total liabilities	57,742	—	—	3,898	61,640
     As of December 31, 2007 (in thousands):

	Specialty Generics		Drug Delivery
	Europe	U.S.	Europe	U.S.	Consolidated
Receivables, net	$36,071	$—	$—	$3,253	$39,324
Other current assets	32,707	274	—	22,375	55,356
Fixed assets	56,391	—	—	2,800	59,191
Drug licenses and related costs	13,206	476	—	2,942	16,624
Other non-current assets	1,514	—	—	1,087	2,601
Total assets	139,889	750	—	32,457	173,096
Current liabilities	28,282	315	—	4,486	33,083
Long term debt	15,595	—	—	—	15,595
Non-current liabilities	8,446	—	—	—	8,446
Total liabilities	52,323	315	—	4,486	57,124
     The majority of the Company’s revenues are generated from products sold in Spain. Revenues from products sold in Spain totaled $24,969,000 and $21,734,000 in the three months ended March 31, 2008 and 2007, respectively. Revenues from licensing and collaboration revenues in Spain totaled $199,000 and $114,000 in the three months ended March 31, 2008 and 2007, respectively.
     Set forth in the table below is a summary of our revenues from external customers including a breakout of our revenues for our major product lines for the three months ended March 31, 2008 and 2007 (in thousands):

		% of		% of
		Total		Total
	March 31, 2008	Revenues	March 31, 2007	Revenues
Omeprazole	$5,830	15%	$4,421	14%
Simvastatin	1,796	4%	1,705	6%
Enalapril	1,754	4%	1,705	6%
Lansoprazole	1,402	4%	1,170	4%
Paroxetine	1,280	3%	1,346	4%
All other products	8,435	21%	8,560	27%
Sales to licensees and others	15,867	40%	10,207	32%

Total net product sales	36,364	91%	29,114	93%

Licensing and collaborations	3,649	9%	2,277	7%

Total Revenues	$40,013	100%	$31,391	100%

Recently issued accounting pronouncements

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company has adopted SFAS No. 159 as of January 1, 2008 through March 31, 2008 and has not elected to measure any of its financial instruments or other items at fair value that are not currently required to be measured at fair value.
     In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF Issue No. 07-3”). EITF Issue No. 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The Company adopted EITF Issue No. 07-3 as of January 1, 2008. The Company often enters into agreements for research and development goods and service, however the adoption of EITF 07-03 did not have a material impact on the Company’s consolidated financial statements.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and

Hedging Activities (“SFAS No. 161”). SFAS No. 161 required that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this pronouncement.
Reclassifications
     Certain costs included in general and administrative expenses in prior periods associated with the planned spin-off have been reclassified from general and administrative expenses to separation costs to conform with the Company’s current presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-K, which has been previously filed with the SEC. Except for the historical information contained herein, the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein due to competitive factors and other risks discussed in our 2007 Annual Report on Form 10-K under Item 1A, “Risk Factors”.
Planned Spin-off
     On October 23, 2007, the Company announced a plan to spin-off its drug delivery business. The transaction is subject to certain conditions. Management expects that shares of the new specialty pharmaceutical drug delivery company, CPEX Pharmaceuticals, Inc. (“CPEX”), will be distributed to Bentley stockholders by means of a stock dividend. On the record date, which has not yet been set, each Bentley stockholder will be entitled to receive shares of CPEX in connection with the spin-off of the drug delivery business. The spin-off would result in CPEX operating as an independent entity with publicly traded common stock. Bentley would not have any ownership interest in CPEX subsequent to the spin-off.
     In connection with the spin-off, CPEX and Bentley expect to enter into a series of agreements, including a separation and distribution agreement, a transition services agreement, an employee matters agreement and a tax sharing agreement. Consummation of the spin-off is subject to several conditions, including final approval of the spin-off by the Bentley Board of Directors, receipt of an opinion to the effect that Bentley and CPEX each will be solvent and adequately capitalized immediately after the distribution of the CPEX common stock, and that Bentley has sufficient surplus under Delaware law to declare the dividend of CPEX common stock to Bentley stockholders, and the effectiveness of the Form 10 filed with the Securities and Exchange Commission for the registration of the securities of CPEX. Approval by Bentley’s stockholders is not required as a condition to the consummation of the proposed spin-off.
Merger Agreement with Teva Pharmaceutical Industries Ltd.
     On March 31, 2008, the Company announced that it had entered into a definitive agreement with Teva Pharmaceutical Industries Ltd. (“Teva”) whereby Teva will acquire Bentley following the spin-off of Bentley’s drug delivery business to its stockholders. The boards of directors of both companies have unanimously approved the transaction. Closing is subject to certain conditions, including completion of the proposed spin-off of Bentley’s drug delivery business, antitrust approvals, the approval of Bentley’s stockholders and other customary closing conditions. Mr. James Murphy, Bentley’s Chairman and Chief Executive Officer, Mr. Michael McGovern, Bentley’s Vice Chairman and Mr. McGovern’s wife, who currently hold an aggregate of approximately 13.8% of the outstanding Bentley shares, have agreed to vote their shares in favor of the transaction. Approval by Teva’s stockholders is not required. The transaction is expected to close by the third quarter of 2008. Teva will fund the acquisition from its internal resources.
     Based on the exercise price and number of outstanding shares and options of Bentley as of the signing, and prior to any potential tax or options adjustments as a result of the spin-off, the purchase price per share of Bentley common stock to be paid by Teva in the acquisition is approximately $15.02. If the value of the CPEX stock distributed to Bentley stockholders in the spin-off described above exceeds the thresholds set forth in the merger agreement, then the per share price would be reduced by a percentage of that excess. This reduction is designed to compensate Teva for tax liabilities it may assume as a result of the spin-off. In addition, in order to account for the equitable adjustment to the exercise price and number of Bentley options and restricted stock units that will be made in connection with the spin-off of CPEX, the per share price to Bentley stockholders will be recalculated prior to the stockholders’ meeting in order to spread the aggregate purchase price across all shares of Bentley common stock and restricted stock units then outstanding and all options for Bentley common stock with an exercise price less than the price per share to be paid in the acquisition. The final price per share, reflecting any potential adjustments as a result of the spin-off, will be announced by Bentley at least 14 days prior to its stockholders’ meeting relating to the transaction.
     The Company has incurred and is expected to continue to incur legal, tax and other strategic consulting costs specifically associated with the planned spin-off of its drug delivery business and merger with Teva. These costs totaled approximately $3,834,000 and $69,000 for the three months ended March 31, 2008 and 2007, respectively, and have been reported as separation costs within operating expenses in the Company’s Unaudited Consolidated Income Statements. Separation costs totaling $69,000 for the three months ended March 31, 2007 were reclassified from general and administrative expenses to separation costs to conform to the current period presentation.
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
Specialty Generic Pharmaceuticals
     Our pharmaceutical product sales and licensing activities are based primarily in Spain, where we have a significant commercial presence and manufacture and market approximately 200 product presentations (also known as stock keeping units, or SKUs) in four primary therapeutic areas: cardiovascular, gastrointestinal, central nervous system and infectious diseases. Revenues derived from our top three product lines represented approximately 26% of our product revenues in the three months ended March 31, 2008. We market our branded generic and generic products to physicians, pharmacists and hospitals through our three separate sales and marketing organizations based in Spain: Laboratorios Belmac, Laboratorios Davur and Laboratorios Rimafar. In past years we expanded our geographic sales to countries outside of Spain including several countries in the European Union. As of March 31, 2008 approximately 32% of our net product sales were derived from sales outside of Spain. The launch of simvastatin, our first U.S. generic product, in December 2006 marked a significant strategic milestone for us; however, due to market price conditions and limited demand, sales of our generic simvastatin were less favorable than our initial projections. As a result, we reduced the carrying value of these inventories to zero at December 31, 2007 and subsequently wrote those inventories off in the first quarter of 2008. As a result of these market conditions and adjustments, we also reassessed the carrying value of our U.S. simvastatin drug license at December 31, 2007. Due to the inability to generate net profits on these products and the lack of additional orders, we reduced the carrying value of this drug license to zero at December 31, 2007, and effective in April 2008, we terminated our product development, license and manufacturing agreement with our collaborator for generic simvastatin.
     While the pricing of our pharmaceutical products is influenced by market forces (size of the market, number of competitors, etc.) our pricing in Spain and other countries is also subject to governmental price controls. The majority of our products are subject to price controls set in place by the Spanish government. The Spanish government enacted legislation effective March 1, 2007 which reduced the amount it reimburses for pharmaceutical products. As a result of the legislation our sales force began marketing our products at lower selling prices in Spain as early as February 2007. We also experienced reduced sales levels in the beginning of the first quarter of 2007 as Spanish wholesalers and pharmacies minimized order quantities until they were able to purchase our products at the new lower prices. Once we began selling at the new prices we experienced an increase in the number of our units sold. While the increased unit volume has substantially offset the impact of the reduced selling prices on our net product sales, our gross margins have decreased compared to periods prior to 2007. Gross margins were 45% in the three months ended March 31, 2007 and 2008. The products most affected by the price reductions are two of our top selling product lines, omeprazole and simvastatin. We have implemented strategies to mitigate lower selling prices, including strategies to reduce manufacturing costs and increase sales volumes.
     We are seeking to continue expanding our product sales in other geographic regions through strategic alliances. We are targeting markets that offer compatible regulatory approval regimes and attractive product margins. In addition, we expect to grow our business by developing and acquiring rights to market additional products to sell through our sales organization and our strategic alliances. We continually acquire rights to new products in response to increasing market demand for generic and branded generic therapeutic products.
     We also manufacture and market active pharmaceutical ingredients through our subsidiary, Bentley A.P.I. Our API facility has been approved by the FDA for the manufacture of one ingredient for marketing and sale in the U.S. In addition, our Spanish pharmaceutical product manufacturing facility produces pharmaceutical products that are marketed by other pharmaceutical companies both in Spain and in other international markets.
Drug Delivery Technologies and Products
     We develop and co-develop products that incorporate our drug delivery technologies. We have licensed applications of our proprietary CPE-215® drug delivery technology to Auxilium Pharmaceuticals, Inc., which launched Testim in the United States in February 2003. Testim, which is the first product incorporating our CPE-215 drug delivery technology, is a gel indicated for testosterone replacement therapy. Testim is also approved for marketing in 15 European countries and Canada. We are in discussions with other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using our drug delivery technologies, including delivery of insulin to diabetic patients intranasally. It is these products, including Nasulin™, our intransal product candidate, and the CPE-215 technology that we plan to spin-off to stockholders in CPEX Pharmaceuticals, Inc.
     Our U.S. research and development activities are primarily focused on the development of Nasulin, our intranasal insulin product candidate. In 2004, we concluded a Phase IIA study for Nasulin in Type I diabetic patients using our CPE-215 technology. We reported the results of that trial in an abstract titled “Intranasal Insulin Administration in Type 1 Diabetic Patients Utilizing CPE-215 Technology” at the American Diabetes Association 65th Scientific Sessions, September 10-14, 2005, in San Diego, California. The full results of that trial were published in 2006 in the journal Diabetes Technology & Therapeutics, Volume 8, Number 1. In 2006, we completed an additional Phase I study in Ireland in healthy non-diabetic volunteers and advanced our Phase IIA studies in the U.S. in Type 1 diabetic patients. In first quarter of 2007, we completed preparations for a Phase II study in India in Type 2 diabetic patients which began in the second quarter of 2007. Portions of the results from our U.S. and Irish studies were presented at the American Diabetes Association 67th Scientific Sessions in Chicago, Illinois in June 2007. We expect the U.S. development and clinical programs for Nasulin to continue and expand domestically and internationally. We expect to incur, and upon consummation of the spin-off, for CPEX to incur, increased costs from the advancement of our clinical programs and from continued product formulation and testing efforts.
Effect of Foreign Currency Fluctuations
     A substantial amount of our business is conducted in Europe and is therefore influenced by fluctuations in the U.S. Dollar’s value in relation to other currencies, particularly the Euro. An increase in the weighted average value of the Euro in relation to the U.S. Dollar over the prior year first quarter, had the following impact on the results of our operations when reported in U.S. Dollars: (1) total revenues were increased by approximately $4,607,000, (2) gross profit was increased by approximately $2,107,000, (3) operating expenses increased by approximately $1,307,000, (4) provision for income taxes was increased by approximately $243,000, and (5) our resulting net income was increased by approximately $557,000.

     The following discussion includes references to “constant currency” measures. Constant currency removes from financial data the impact of changes in exchange rates between the U.S. Dollar and other currencies, particularly the Euro, by translating current period financial data into U.S. Dollars using the same foreign currency exchange rates that were used to translate the financial data for the previous period. We believe presenting certain results on a constant currency basis is useful to investors because it allows a more meaningful comparison of the performance of our European operations from period to period.
CONSOLIDATED RESULTS OF OPERATIONS:
Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007
     Revenues

	For the Three Months Ended March 31,				Change
(in thousands)	2008	%	2007	%	$	%

Specialty Generics
Net product sales	$36,364	91%	$29,114	93%	$7,250	25%
Licensing and collaboration revenues	199	*	114	*	85	75%

	36,563	91%	29,228	93%	7,335	25%
Drug Delivery
Licensing and collaboration revenues	3,450	9%	2,163	7%	1,287	60%

Total revenues	$40,013	100%	$31,391	100%	$8,622	27%

*	Less than 1%
     Total revenues for the three months ended March 31, 2008 increased $8,622,000 from the same period in the prior year. Our specialty generics business continued to experience increased demand when compared to the first quarter of 2007. Our net product sales increased by 10% over the comparable period of the prior year when expressed in constant currency. Our drug delivery revenues increased 60% from the first quarter of 2007 due to increased royalties earned on sales of Testim. Based on industry sources, Testim was reported to capture approximately 22% of all testosterone gel replacement prescriptions in the U.S. market as of March 31, 2008, compared to approximately 19% of all testosterone gel replacement prescriptions as of March 31, 2007.
     Our revenues are generated through our primary sales channels of branded generic pharmaceuticals, generic pharmaceuticals, sales to licensees and others and licensing and collaboration revenues. The following is a summary of our revenues by sales channel and top-selling product lines:

     For the three months ended March 31, 2008:

(in thousands)	Revenues Within Spain
				Revenues
	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues

Omeprazole	$499	$5,331	$—	$—	$5,830	15%
Simvastatin	290	1,506	—	—	1,796	4%
Enalapril	1,381	373	—	—	1,754	4%
Lansoprazole	1,002	400	—	—	1,402	4%
Paroxetine	464	816	—	—	1,280	3%
All other products	3,268	3,889	310	968	8,435	21%
Sales to licensees and others	—	—	5,241	10,626	15,867	40%
Licensing and collaborations	—	—	199	3,450	3,649	9%

Total Revenues	$6,904	$12,315	$5,750	$15,044	$40,013	100%

% of Q-1 2008 Revenues	17%	31%	14%	38%	100%
     For the three months ended March 31, 2007:

(in thousands)	Revenues Within Spain
				Revenues
	Branded			Outside of		% of Total
Product Line	Generics	Generics	Other	Spain	Total	Revenues

Omeprazole	$551	$3,870	$—	$—	$4,421	14%
Simvastatin	366	1,339	—	—	1,705	6%
Enalapril	1,314	391	—	—	1,705	6%
Lansoprazole	856	314	—	—	1,170	4%
Paroxetine	449	897	—	—	1,346	4%
All other products	3,460	3,868	275	957	8,560	27%
Sales to licensees and others	—	—	3,670	6,537	10,207	32%
Licensing and collaborations	—	—	114	2,163	2,277	7%

Total Revenues	$6,996	$10,679	$4,059	$9,657	$31,391	100%

% of Q-1 2007 Revenues	22%	34%	13%	31%	100%
     Branded Generic Pharmaceutical Products

	For the Three Months Ended March 31,				Change
(in thousands)	2008	%	2007	%	$	%

Branded Generic Product Sales:
Enalapril	$1,381	20%	$1,314	19%	$67	5%
Codeisan	1,186	17%	1,270	18%	(84)	-7%
Lansoprazole	1,002	15%	856	12%	146	17%
Ibuprofen	648	9%	483	7%	165	34%
Omeprazole	499	7%	551	8%	(52)	-9%
All other branded products	2,188	32%	2,522	36%	(334)	-13%

Total branded generic sales	$6,904	100%	$6,996	100%	$(92)	-1%

     Sales of our branded generic pharmaceutical products decreased by 14% in constant currency when compared to the three months ended March 31, 2007 due largely to decreased unit volume, primarily from sales of Mio Relax, Codeisan and Pentoxifilline, and from the effect of the price reductions established during the first quarter of 2007 in Spain. We experienced a 52% decrease in sales of Mio Relax, as the Spanish government has mandated the discontinued use of the active pharmaceutical ingredient found in Mio Relax, Carisoprodol, in all products sold, commencing June 1 2008. We also experienced a 7% decrease in sales of Codeisan, our leading cough product, as a result of a mild cold, cough and flu season. While we expect to continue to develop, acquire, launch and support new and existing branded generic products, our growth strategy is focused on sales of generic products and sales outside of Spain.

     Generic Pharmaceutical Products

	For the Three Months Ended March 31,				Change
(in thousands)	2008	%	2007	%	$	%

Generic Product Sales:
Omeprazole	$5,331	43%	$3,870	36%	$1,461	38%
Simvastatin	1,506	12%	1,339	13%	167	12%
Paroxetine	816	7%	897	8%	(81)	-9%
Trimetazidine	633	5%	729	7%	(96)	-13%
Pentoxifylline	598	5%	704	7%	(106)	-15%
All other generic products	3,431	28%	3,140	29%	291	9%

Total generic sales	$12,315	100%	$10,679	100%	$1,636	15%

     Sales of our generic pharmaceutical products increased by 1% in constant currency when compared to the three months ended March 31, 2007. We experienced 14% unit volume increases, which were offset by price reductions established during the first quarter of 2007 in Spain. We experienced significant sales increases of omeprazole, which offset the effect of the price reductions. We expect to continue to increase our generic drug portfolio and increase our generic drug sales in Spain as products’ patent protection rights expire in the future.
     Sales to Licensees and Others

	For the Three Months Ended March 31,		Change
(in thousands)	2008	2007	$	%

Specialty generics	$15,867	$10,207	$5,660	55%
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
     Sales to licensees and others increased by $5,660,000 or 55% compared to the three months ended March 31, 2007. The increased sales are due to our increased focus on geographic expansion and growth. Sales under our license agreements are generally larger order quantities which ship at less frequent intervals than our net product sales within Spain. As a result, a delay in the timing of such shipments could have a significant affect on recorded revenues from period to period.
     Licensing and Collaboration Revenues

	For the Three Months Ended March 31,		Change
(in thousands)	2008	2007	$	%
|	|	|	|
Specialty generics	$199	$114	$85	75%
Drug delivery	3,450	2,163	1,287	60%

Total	$3,649	$2,277	$1,372	60%

     Licensing and collaboration revenues increased by 60% and accounted for 9% of total revenues for the three months ended March 31, 2008 compared to 7% for the three months ended March 31, 2007. Our licensing and collaboration revenues are primarily royalties earned from sales of Testim. These royalties totaled $3,300,000 in the first quarter of 2008 compared to $2,157,000 in the first quarter of 2007.

     Gross Profit

	For the Three Months Ended March 31,		Change
(in thousands)	2008	2007	$	%
|	|	|	|
Specialty generics	$16,616	$13,331	$3,285	25%
Drug delivery	3,450	2,163	1,287	60%

Total	$20,066	$15,494	$4,572	30%

     Gross profit increased by approximately $4,572,000, or 30% when compared to the three months ended March 31, 2007, primarily from increased specialty generics sales to licensees and from Testim royalties reported by our drug delivery business. As a result of increased unit volume, gross profit reported by our specialty generics business increased by 25% when compared to the same quarter of the prior year. We estimate that the price reductions in Spain that commenced in 2007 reduced our gross margin on net product sales by 12% in the first quarter of 2008. Gross profit related to our specialty generics business also includes a $302,000 adjustment to write-down our U.S. generic inventory to its net realizable value in the three months ended March 31, 2007. Gross margins on net product sales remained constant at 45% in the three months ended March 31, 2008 and 2007. We expect our margins to gradually improve over time as we continue to implement our strategies to mitigate the impact of the price reductions.
     Selling and Marketing Expenses

	For the Three Months Ended March 31,		Change
(in thousands)	2008	2007	$	%
|	|	|	|
Specialty generics	$5,763	$4,445	$1,318	30%
     Selling and marketing expenses for the three months ended March 31, 2008 increased 13% from the same period in the prior year when expressed in constant currency primarily as a result of increased sales commissions in the first quarter of 2008 as compared to the same period in 2007. As a percentage of net product sales, selling and marketing expenses increased from 15% in the three months ended March 31, 2007, to 16% in the three months ended March 31, 2008.
     General and Administrative Expenses

	For the Three Months Ended March 31,		Change
(in thousands)	2008	2007	$	%
|	|	|	|
Specialty generics	$2,686	$2,275	$411	18%
Drug delivery	1,527	1,302	225	17%

Total	$4,213	$3,577	$636	18%

     General and administrative expenses increased 18% when compared to the same period in the prior year. General and administrative expenses in the first quarter of 2007 were reduced by $215,000 as a result of a change in estimate of drug delivery management bonuses. Increased general and administrative expenses in our specialty generics business included increased personnel costs and approximately $313,000 due to fluctuations in foreign currency rates. Total general and administrative expenses remained constant as a percent of total revenues at approximately 11% in the three months ended March 31, 2008 and 2007.

     Research and Development Expenses

	For the Three Months Ended March 31,		Change
(in thousands)	2008	2007	$	%
Specialty generics	$692	$481	$211	44%
Drug delivery	2,112	2,194	(82)	-4%

Total	$2,804	$2,675	$129	5%

     Research and development expenses which are primarily related to the continued development of our intranasal drug candidate, Nasulin, increased by approximately $129,000 compared to the first quarter of 2007. We plan to increase research and development costs as we continue to conduct and, following the spin-off, CPEX conducts our Nasulin clinical trials throughout 2008. Research and development expenses in the first quarter of 2007 were reduced by $251,000 as a result of a change in estimate of drug delivery management bonuses.
     Separation Costs

			Change
(in thousands)	2008	2007	$	%
Specialty generics	$1,960	$—	$1,960	*
Drug Delivery	$1,874	69	1,805	*

Total	$3,834	$69	$3,765	*

*	Not meaningful
     As noted above, we have incurred legal, tax and other strategic consulting costs specifically associated with our planned spin-off of the drug delivery business and our planned merger with Teva Pharmaceutical Industries Ltd. These costs include the services of lawyers, investment bankers, accountants, tax and compensation consultants needed to effectively complete the spin-off and merger activities.
     Provision for Income Taxes

	For the Three Months Ended March 31,
	2008				2007
(in thousands)	Spain	Ireland	U.S.	Consol.	Spain	Ireland	U.S.	Consol.

Income (loss) before income taxes Specialty generics	$6,139	$(6)	$(1,037)	$5,096	$6,468	$(1,098)	$(390)	$4,980
Drug delivery	—	—	(2,090)	(2,090)	—	(206)	(333)	(539)

Total Income (loss) before income taxes	6,139	(6)	(3,127)	3,006	6,468	(1,304)	(723)	4,441

Provision (benefit) for income taxes	1,943	(1)	(862)	1,080	2,081	(163)	(160)	1,758
Valuation allowance	—	—	862	862	—	163	160	323

Net provision for income taxes	1,943	(1)	—	1,942	2,081	—	—	2,081

Net income (loss)	$4,196	$(5)	$(3,127)	$1,064	$4,387	$(1,304)	$(723)	$2,360

Effective tax rate	32%	17%	0%	65%	32%	0%	0%	47%

     As a result of reporting taxable income in Spain, we recorded provisions for foreign income taxes totaling $1,942,000 and $2,081,000 for the three months ended March 31, 2008 and 2007, respectively. The provisions in both years represented 32% of the pre-tax income reported in Spain of $6,139,000 and $6,468,000 for the three months ended March 31, 2008 and 2007, respectively. The provisions represented 65% and 47% of consolidated pre-tax income for the three months ended March 31, 2008 and 2007, respectively.

     Effective October 2005, we executed intercompany agreements between Bentley Pharmaceuticals, Inc. and Bentley Pharmaceuticals Ireland Limited to license non-U.S. rights of certain technologies owned by Bentley Pharmaceuticals, Inc. and provide for cost-sharing of subsequent development efforts on those technologies. As a result of these agreements, Bentley Pharmaceuticals Ireland generated a net loss of approximately $1,304,000 in the three months ended March 31, 2007. No tax benefits were recorded for these Irish losses as it was not likely that such deferred tax assets would be realized at that time. Accordingly, the Company established valuation allowances equal to the full amount of the Irish deferred tax assets for the three months ended March 31, 2007. In late 2007, these agreements were cancelled and all charges from Bentley Pharmaceuticals, Inc. to Bentley Pharmaceuticals Ireland Ltd in connection with these agreements were subsequently credited and the valuation allowance previously established for Bentley Pharmaceuticals Ireland was reversed. Bentley Pharmaceuticals Ireland Limited generated a net loss of $6,000 in the three months ended March 31, 2008. No valuation allowance has been recorded for Irish tax losses generated in the first quarter of 2008 as based on the assessment of all evidence available at March 31, 2008 management believes that it is more likely than not that Bentley Pharmaceuticals Ireland Limited will be able to realize its deferred tax assets in the future.
     As future operating profits in the U.S cannot be reasonably assured, no tax benefit has been recorded for the related losses, which totaled approximately $3,127,000 and $723,000 for the three months ended March 31, 2008 and 2007, respectively.
     Should we determine that it is more likely than not that we will realize certain of our net deferred tax assets for which we have previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. In addition, we operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. We have total unrecognized tax benefits of $343,000 at March 31, 2008.
     Net Income

	For the Three Months
	Ended March 31,		Change
(in thousands, except per share data)	2008	2007	$	%
Specialty Generics	$3,154	$3,848	$(694)	-18%
Drug Delivery	(2,090)	(1,488)	(602)	-40%

Total net income	$1,064	$2,360	$(1,296)	-55%

Net income per common share:
Basic	$0.05	$0.11	$(0.06)	-55%

Diluted	$0.05	$0.10	$(0.05)	-50%

Weighted average common shares outstanding:
Basic	22,469	22,293	176	1%

Diluted	23,588	22,534	1,054	5%

     We reported income from operations of $2,926,000 in the three months ended March 31, 2008 compared to $4,220,000 in the three months ended March 31, 2007. The combination of income from operations of $2,926,000 and the non-operating items, primarily the provision for income taxes of $1,942,000, resulted in net income of $1,064,000, or $0.05 per basic common share ($0.05 per diluted common share) on 22,469,000 weighted average basic common shares outstanding (23,588,000 weighted average diluted common shares outstanding) in the three months ended March 31, 2008, compared to net income of $2,360,000, or $0.11 per basic common share ($0.10 per diluted common share) on 22,293,000 weighted average basic common shares outstanding (22,534,000 weighted average diluted common shares outstanding) in the same period of the prior year.
LIQUIDITY AND CAPITAL RESOURCES:
     Total assets increased from $173,096,000 at December 31, 2007 to $186,498,000 at March 31, 2008, primarily from an increase in accounts receivable, fixed assets and inventory balances. Stockholders’ equity increased from $115,972,000 at December 31, 2007 to $124,858,000 at March 31, 2008. The increase in stockholders’ equity reflects $1,064,000 of net income generated during the quarter. Total assets and liabilities both reflect the effect of fluctuations in the Euro/U.S. Dollar exchange rate, which resulted in a net increase of $6,557,000 to stockholders’ equity in the first quarter of 2008.
     Cash and cash equivalents decreased by approximately 1% or $427,000 from $33,706,000 at December 31, 2007 to $33,279,000 at March 31, 2008. Cash flows from operations provided $562,000 (see below), cash flows from investing activities used $2,289,000 (primarily from additions to fixed assets and drug licenses), and cash flows from financing activities provided cash of $511,000 (primarily related to the exercise of stock options in the period). Cash and cash equivalents at March 31, 2008 include approximately $10,463,000 of short-term liquid investments considered to be cash equivalents.
     Receivables increased by approximately $6,813,000 from $39,324,000 at December 31, 2007 to $46,137,000 at March 31, 2008. Fluctuations in foreign currency exchange rates increased receivables by $3,908,000. We have not experienced any material delinquencies on any of our receivables that have had a material effect on our financial position, results of operations or cash flows.
     Inventory balances increased by approximately $1,878,000 from $17,658,000 at December 31, 2007 to $19,536,000 at March 31, 2008. The increase was primarily due to increases in raw materials needed to meet projected future demand. In addition, fluctuations in foreign currency had the effect of increasing inventories by approximately $1,324,000.
     The combined total of accounts payable and accrued expenses increased from $30,036,000 at December 31, 2007 to $32,307,000 at March 31, 2008. Fluctuations in foreign currency exchange rates had the effect of increasing accounts payable and accrued expenses by $1,951,000. The remaining increase was primarily attributable to separation costs related to the spin-off of the Company’s drug delivery business and merger transaction with Teva Pharmaceuticals.
     Short-term borrowings increased $70,000 in the first quarter of 2008 due to additional borrowings on the Company’s credit lines. Current portion of long-term debt increased from $608,000 at December 31, 2007 to $1,304,000 at March 31, 2008. At December 31, 2007, only the first debt payment due in December 2008 was classified as current whereas at March 31, 2008, two debt payments were classified as current.
     Other liabilities totaled $3,851,000 at March 31, 2008, of which $1,206,000 was classified as current on the Unaudited Consolidated Balance Sheet. Other liabilities totaled $3,607,000 at December 31, 2007, of which $1,137,000 was classified as current on the Unaudited Consolidated Balance Sheet. Other liabilities primarily consist of the liability resulting from the settlement of litigation in 2006. At March 31, 2008, the net present value of the remaining settlement liability was $2,785,000, of which $1,000,000 was classified as current.
     Operating activities for the three months ended March 31, 2008 provided net cash of $562,000, which is a decrease of $7,306,000 when compared to the three months ended March 31, 2007. This change primarily results from the timing of receivables ($3,819,000), the timing of accounts payable and accrued expenses ($2,355,000) and a decrease in net income of $1,296,000.
     Investing activities for the three months ended March 31, 2008 used net cash of $2,289,000 for additions to fixed assets ($1,628,000) and additions to drug licenses and related costs ($661,000). In the first quarter of 2007, investing activities provided net cash of $192,000 as a result of proceeds from the maturity of investments which offset additions to fixed assets and drug licenses and related costs.
     Financing activities during the three months ended March 31, 2008 provided net cash of $511,000 primarily from the proceeds from the exercise of stock options. Financing activities for the three months ended March 31, 2007 used net cash of $554,000 for the repayment of short-term borrowings and long-term debt.
     On June 29, 2007, the Company’s subsidiary, Laboratorios Belmac (“Belmac”), entered into a loan agreement with a Spanish financial institution, pursuant to which Belmac borrowed 11,000,000 Euros (approximately $17,380,000 at March 31, 2008). In accordance with the loan agreement, Belmac is charged interest on the loan at a variable rate, reset quarterly, equal to the Euro Interbank Offered Rate, plus 0.5%. The interest rate under the loan at March 31, 2008 was 5.2%. The principal of the loan will be repaid in quarterly installments of 412,500 Euros (approximately $652,000) beginning December 31, 2008, with the balance due on December 31, 2013.

     Long-term debt, including current portion of long-term debt, totaled $17,380,000 at March 31, 2008 compared to $16,203,000 at December 31, 2007. The increase was attributable to fluctuations in foreign currency exchange rates. Due to the timing of the repayment stream, the current portion of long-term debt at March 31, 2008 includes two scheduled payments whereas the balance at December 31, 2007 includes only one payment.
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
     Liquidity. We plan to continue making improvements to our manufacturing facilities during 2008 that include the acquisition of additional manufacturing equipment and expansion of our active pharmaceutical ingredients manufacturing facility, in order to accommodate our expected growth. We plan to invest $11,000,000 to $13,000,000 in 2008, of which $1,628,000 has been invested in the three months ended March 31, 2008. We plan to finance these expenditures from a combination of cash flows from operations, existing cash balances and borrowings, if required. We also plan to continue our investments in research and development projects, primarily Nasulin, our intranasal insulin product candidate. The Company also has three remaining payment obligations of $1,000,000 to be paid in each of 2008, 2009 and 2010 in connection with the settlement of litigation in 2006.
     As discussed above, we have cash and cash equivalents totaling approximately $33,279,000 as of March 31, 2008, which we believe is sufficient to fund our operations for the foreseeable future. Although the Company is generating positive cash flow from operations, (approximately $562,000 in the three months ended March 31, 2008), there can be no assurance that changes in our research and development plans, capital expenditures and/or acquisitions, or other events affecting our operations will not result in the earlier depletion of our funds. We continue to search both domestically and internationally for opportunities that will enable us to continue expanding our business and explore alternative financing sources for these activities, including the possibility of public and/or private offerings of debt and equity securities. In appropriate situations, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.
Critical Accounting Policies and Estimates
     Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in our 2007 Form 10-K. Certain of our accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We have reviewed our critical accounting policies and estimates discussed in our 2007 Form 10-K and have determined that those policies remain our most critical accounting policies for the quarter ended March 31, 2008. We did not make any changes to those policies during the quarter ended March 31, 2008.
Important Factors That May Affect Future Results
     This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements appear principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements may appear in other sections of this report, as well. Generally, the forward-looking statements in this report include such words as “expect,” “anticipate,” “intend,” “believe,” “will,” “may,” “could,” “should,” “project,” “estimate,” “continue,” “opportunity,” “future,” and similar expressions.
     The forward-looking statements include statements about our:
•	Strategic plans;

•	Sales growth;

•	Anticipated sources of future revenues;

•	Anticipated 2008 expenses, margins and operating performance;

•	Plans for spinning-off the drug delivery business from the specialty generics business;

•	Prospects for selling the specialty generics business pursuant to an agreement and plan of merger with Teva Pharmaceutical Industries Ltd.;

•	Expected launch of new products;

•	Anticipated expenses and spending;

•	Planned and continuing clinical trials;

•	Anticipated regulatory changes and approvals; and

•	The sufficiency of capital resources to fund our operations.
     These forward-looking statements are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements speak only as of the date of this report, and we do not undertake any obligation to update or revise them, except as required by law. We refer you to our description of the risk factors related to our business, which are contained in the section entitled “Risk Factors” in our 2007 Form 10-K. As a result of these and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price.
Important Information
     In connection with the merger with Teva, Bentley filed a preliminary proxy statement for its stockholders with the Securities and Exchange Commission (the “SEC”). The proxy statement contains information about Bentley, the merger with Teva and related matters. STOCKHOLDERS ARE URGED TO READ THE DEFINITIVE PROXY STATEMENT CAREFULLY WHEN IT IS AVAILABLE, AS IT WILL CONTAIN IMPORTANT INFORMATION THAT STOCKHOLDERS SHOULD CONSIDER BEFORE MAKING A DECISION ABOUT THE TRANSACTION. In addition to receiving the proxy statement from Bentley by mail, stockholders will be able to obtain the proxy statement, as well as other filings containing information about Bentley, without charge, from the SEC’s website at www.sec.gov or, without charge, from Bentley’s website at www.bentleypharm.com or by directing such request to Bentley Pharmaceuticals, Inc., Bentley Park, 2 Holland Way, Exeter, NH 03833, Attention: Richard Lindsay, Chief Financial Officer.
     Bentley and its directors and executive officers and other persons may be deemed to be participants in the solicitation of proxies in respect of the merger with Teva. Information regarding Bentley’s directors and executive officers is available in Bentley’s 2007 Annual Report on Form 10-K and Amendment No. 1 to the 2007 Annual Report on Form 10-K/A, which were filed with the SEC on March 17, 2008 and April 29, 2008, respectively. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the proxy statement and other relevant materials to be filed with the SEC when they become available.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency. A substantial amount of our business is conducted in Europe and is therefore influenced to the extent to which there are fluctuations in the U.S. Dollar’s value against other currencies, specifically the Euro. Assets and liabilities of each foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rate for the period. Exchange rates for the periods ending and ended March 31, 2008, December 31, 2007 and March 31, 2007 are as follows:

U.S. Dollars per Euro	March 31, 2008	December 31, 2007	March 31, 2007
YTD weighted average exchange rate	1.50	1.37	1.31
Exchange rate	1.58	1.47	1.33
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

	Favorable (Unfavorable)
	Assuming a	Assuming a
	10% Increase	10% Decrease
Financial instrument:	in FX Rates	in FX Rates	Impact on

Forward contracts (Euro)	$(265,912)	$318,393	Fair value
Foreign currency denominated debt	$(1,738,000)	$1,738,000	Fair value
     There are many economic factors that can affect volatility in foreign exchange rates. As such factors cannot be predicted, the actual impact on earnings due to a change in the respective rates could vary substantially from the amounts calculated above.
     The net effect of foreign currency translation on our Unaudited Consolidated Balance Sheet for the three months ended March 31, 2008 was an increase of $6,557,000 and the cumulative historical effect was an increase of $25,549,000, as reflected in our Unaudited Consolidated Balance Sheet as accumulated other comprehensive income. The carrying values of assets and liabilities can be materially affected by foreign currency translation, as can the translated amounts of revenues and expenses. Nonetheless, we do not plan to modify our business practices.

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
     Interest Rates. The interest rate on our long-term debt of $16,076,000 at March 31, 2008 was 5.2%. The interest rate on our long-term debt is variable and resets quarterly. The effect of an increase in interest rates of one percentage point (one hundred basis points) to an average of 6.2% on our long-term debt would have the effect of increasing interest expense by approximately $161,000 annually; however, no payments are due under the loan agreement until December 31, 2008. The weighted average interest rate on our short-term borrowings and current portion of long term debt totaling $1,490,000 at March 31, 2008 was 5.9%. The effect of an increase in the interest rate of one percentage point (one hundred basis points) to 6.9% on our short-term borrowings and current portion of long term debt would have the effect of increasing interest expense by approximately $15,000 annually.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Bentley maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Bentley’s reports that are filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required for each report and that such information is reported to Bentley’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     Bentley’s management carried out an evaluation, with the participation of Bentley’s principal executive officer and principal financial officer, of the effectiveness of Bentley’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, Bentley’s principal executive officer and principal financial officer concluded that Bentley’s disclosure controls and procedures were effective as of March 31, 2008.
Remediation of Material Weakness
     In our 2007 Form 10-K, management reported their conclusion that the controls over the consolidation process for one of Bentley’s subsidiaries were not effective as of December 31, 2007, and identified the following deficiency in our internal control over financial reporting as a material weakness in our internal control over financial reporting as of December 31, 2007:
inadequate design of our controls related to our ability to apply generally accepted accounting principles as they relate to identifying, reconciling, and appropriately eliminating intercompany balances for one of our subsidiaries.
     During the three months ended March 31, 2008, Bentley remediated the material weakness noted above by implementing the following measures:
•	Bentley provided additional training to finance and accounting personnel regarding the identification, reconciliation and appropriate eliminations of intercompany balances.

•	Bentley implemented a process that ensures the timely review and approval of intercompany accounting transactions by qualified accounting personnel.
Changes in Internal Control over Financial Reporting
     Other than the foregoing measures, which were fully implemented as of March 31, 2008, there was no change in Bentley’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of Bentley’s internal controls that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, Bentley’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In the October 2007 action commenced against our subsidiaries, Laboratorios Belmac, S.A., Laboratorios Davur, S.L. and Laboratorios Rimafar, S.L. by Wyeth, the 4th Commercial Court of the City of Madrid recently granted an ex parte interim injunction against all the defendants requiring them not to manufacture or launch their venlaflaxine products. Belmac, Davur and Rimafar have contested the case vigorously. There was a hearing on the interim injunction on April 4, 2008, and a decision is pending as to whether the interim injunction will be confirmed or lifted.
     In the December 2004 proceeding initiated by our subsidiary, Laboratorios Belmac, S.A., jointly with three other Spanish manufacturers, against Warner-Lambert Company requesting the partial revocation in Spain of European patent EP 409.281 concerning atorvastatin calcium, the trial court had ruled in favor of Belmac in a decision rendered on September 26, 2006. On appeal, the Barcelona Court of Appeal in March 2008 has overturned the lower court decision and declared the patent to be valid, but the same court has also rejected the infringement counterclaims filed by Warner-Lambert Company. Both parties have announced they intend to appeal portions of the Court of Appeal’s decision to the Spanish Supreme Court.
Item 6. Exhibits
     The Exhibits filed as part of this report are listed on the Exhibit Index immediately preceding the exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENTLEY PHARMACEUTICALS, INC. Registrant

May 12, 2008	By:	/s/ James R. Murphy
James R. Murphy
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

May 12, 2008	By:	/s/ Richard P. Lindsay
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